Form 10-K
period 1999-10-31
BIOPURE CORP
filed 2000-01-31
CIK 815508

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       FOR THE TRANSITION PERIOD FROM                TO                .

                        COMMISSION FILE NUMBER 001-15167

                              BIOPURE CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      04-2836871
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

       11 HURLEY STREET, CAMBRIDGE, MA                             02141
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (617) 234-6500

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                    COMMON STOCK, $0.01 PAR VALUE PER SHARE
                        PREFERRED STOCK PURCHASE RIGHTS
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Based on the closing price on January 14, 2000, and assumptions relating to the privately held non-voting Class B Common Stock, the aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant was $303,246,620.

     The number of shares outstanding of the registrant's Class A Common Stock was 22,282,532 on January 14, 2000; the number of shares of the Class B Common Stock was 117.7.

                      DOCUMENTS INCORPORATED BY REFERENCE

LOCATION IN FORM 10-K                      INCORPORATED DOCUMENT
---------------------                      ---------------------
        Part I          Specifically identified portions of the registrant's
                        definitive proxy statement to be filed in connection with
                        the registrant's Annual Meeting to be held on April 5, 1999.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains forward-looking statements concerning, among other things, our clinical trials, plans for the development of Hemopure and business strategies. These forward-looking statements are identified by the use of such terms as "intends," "expects," "plans," "estimates," "anticipates," "should" and "believes."

These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those predicted by the forward-looking statements because of various factors and possible events, including Company risks, such as lack of FDA or any other regulatory approval for our human product, uncertainty about future physician and market acceptance of our product, our limited manufacturing capacity and capital resources and our lack of commercial experience as a pharmaceutical company. In addition, we are subject to industry risks such as: our industry is highly regulated, keenly competitive and subject to uncertainty of pricing because of controls on health care spending and uncertainty of third-party reimbursement.

                                     PART I

ITEM 1.  BUSINESS

Biopure develops, manufactures and markets oxygen therapeutics. Its products are Hemopure, for human use, and Oxyglobin, for veterinary use. Biopure is developing Hemopure as an alternative to red blood cell transfusions as well as for use in the treatment of other critical care conditions. Hemopure is currently in a pivotal Phase III clinical trial in the United States. In 1998, following FDA approval, Biopure began selling Oxyglobin in the United States. Oxyglobin was approved for sale in the European Union in December 1999.

SCIENTIFIC OVERVIEW

Oxygen is indispensable to the life of all human tissues. Hemoglobin, a protein normally contained within red blood cells, is the molecule responsible for carrying and releasing oxygen to the body's tissues. Hemoglobin's protein structure is similar in many different animal species, including humans. Under normal conditions, hemoglobin contained within red blood cells carries approximately 98% of the body's oxygen and the remaining two percent is dissolved in the plasma, or fluid part of the blood.

As the heart pumps blood, hemoglobin within the red blood cells takes up oxygen in the lungs and carries it to various parts of the body. Blood travels through progressively smaller blood vessels to the capillaries, some of which are so narrow that red blood cells can only pass through them in single file. Most of the oxygen release occurs in the capillaries. Blood then returns to the lungs to reload the red blood cells with oxygen. Adequate blood pressure and red blood cell counts are crucial to this process. Oxygen deprivation, even for several minutes, can result in cell damage, organ dysfunction and, if prolonged, death.

The causes of inadequate tissue oxygenation generally can be classified into three categories:

- anemia -- insufficient hemoglobin. Blood loss from injury or surgery or disorders that affect red blood cell production or maintenance, such as bone marrow disease, can cause anemia;

- ischemia -- inadequate red blood cell flow for tissue oxygenation. Obstructed or constricted blood vessels can result in ischemia. Ischemia can lead to stroke, heart attack or other organ or tissue dysfunction; and

- cardiopulmonary failure -- impaired function of the heart or lungs. The heart's inability to pump sufficient quantities of blood to meet the needs of the tissues or the failure of the lungs to oxygenate blood adequately can cause cardiopulmonary failure.
--------------------------------------------------------------------------------
Biopure(R), Hemopure(R) and Oxyglobin(R) are registered trademarks of Biopure.
--------------------------------------------------------------------------------

A red blood cell transfusion is the standard therapy for anemia resulting from blood loss. Sources of red blood cells for transfusions include stored supplies of donated blood or of the recipient's own pre-donated blood. Health care professionals also may use medications that stimulate red blood cell production if anemia is anticipated, for example, as a result of planned surgery.

Red blood cell transfusions have certain risks and limitations. As HIV, hepatitis and other diseases have infected the world's blood supply, the need for a sterile blood product has become increasingly apparent. There is currently no 100% effective method for detecting blood-borne diseases or for sterilizing donated blood. As a result, the risk of disease transmission from donated blood is an ongoing concern to physicians and patients, although less so than in the past. Handling errors in typing and cross-matching blood, as well as the inadvertent introduction of pathogens, can also result in significant medical problems. Blood typing and handling requirements, particularly refrigeration, limit the feasibility of red blood cell transfusions in pre-hospital emergency treatment situations. Shortages of certain types of blood can occur due to seasonal factors or disasters. Donated red blood cells are available for use in transfusions for only 42 days after collection and this limitation affects the ability to stockpile red blood cell supplies. Although freezing can extend the life of red blood cells, the freezing and thawing processes require chemical treatment of the red blood cells and reduce the efficacy of those red blood cells. Finally, the longer red blood cells are stored, the longer it takes them to reach their maximum oxygen-releasing capacity and the more they break down, limiting their effectiveness in delivering oxygen. Red blood cells lose approximately 75% of their oxygen-releasing ability after eight days of storage. Blood banks generally release the oldest stored blood first to prevent outdating after 42 days.

Red blood cell transfusions generally are not effective for ischemic conditions. In such situations, an obstructed or constricted blood vessel that is too narrow to permit the normal passage of red blood cells can prevent oxygen from reaching the body's tissues.

Similarly, red blood cell transfusions are generally not effective in overcoming poor oxygenation due to impaired heart or lung function.

Existing alternatives to red blood cell transfusions are limited. In trauma situations, victims may experience massive bleeding resulting in rapid loss of blood volume and oxygen-carrying capacity. In an effort to stabilize trauma patients, emergency caregivers typically administer commonly used intravenous fluids, such as Ringer's lactate or saline. Ringer's lactate consists of water and electrolytes and is generally administered to patients who have lost substantial amounts of bodily fluids as a result of bleeding, vomiting or diarrhea. Both Ringer's lactate and saline restore blood volume, but do not carry oxygen.

For anemia in non-acute situations, there are currently two biological products on the market. Both of these products are formulations of a protein called erythropoietin. Erythropoietin stimulates the body's ability to produce its own red blood cells. This stimulation is called an erythropoietic effect. In a surgical setting, these products are administered in anticipation of blood loss during surgery, thereby potentially reducing the need for red blood cell transfusions. However, erythropoietin does not deliver oxygen to the body's tissues and does not act as a blood volume expander. As a result, these products are not effective in treating acute blood loss and are generally not used in cases of unplanned surgeries or emergency need. In addition, the labels on these products caution against their use in cardiac surgery patients.

BIOPURE'S OXYGENATION TECHNOLOGY

Biopure has two proprietary oxygen therapeutic products that are identical except for their molecular size distributions. Biopure defines its products as therapeutics because they remediate oxygen deprived tissues. One administers these products intravenously. Biopure's products consist of red cells extracted from bovine hemoglobin that has been purified, chemically modified and cross-linked for stability. The resulting hemoglobin solutions do not contain red blood cells and are formulated in a balanced salt solution similar to Ringer's lactate.

The average Hemopure molecule is less than 1/1000th the size of a red blood cell. Once infused into a patient, the Hemopure molecules disperse throughout the entire plasma space, including the area between and around red blood cells, and are in continuous contact with the blood vessel wall where oxygen transport to tissues takes place.

Hemopure, by filling plasma with hemoglobin molecules, immediately turns the plasma into an oxygen-delivering substance. Plasma containing Hemopure flows everywhere that blood ordinarily flows and can also bypass partial blockages or pass through constricted vessels that impede the normal passage of red blood cells. Furthermore, introducing Hemopure into the bloodstream enables red blood cells to release more oxygen to the tissues than they otherwise would. In addition to delivering oxygen to tissues, Hemopure also acts as a blood volume expander and may have an erythropoietic effect, supporting the body's ability to produce red blood cells.

Hemopure molecules hold the same amount of oxygen as the hemoglobin molecules in red blood cells on a gram-for-gram basis. Hemopure molecules, however, are chemically modified to have less affinity for oxygen than red blood cells, enabling Hemopure to release oxygen to tissues more efficiently than red blood cells. Human hemoglobin, unlike bovine hemoglobin, depends on the action of 2,3 diphosphoglycerate, or 2,3 DPG, a substance found in high concentrations only within the red blood cell, for optimal offloading, or release, of oxygen to tissues. The 2,3 DPG breaks down rapidly in stored blood causing red blood cells to lose approximately 75% of their ability to release oxygen after eight days of storage.

The 2,3 DPG breakdown reduces the oxygen offloading efficiency of transfused red blood cells until its levels are restored. Transfused red blood cells can require hours to regain their oxygen offloading capability. Biopure's bovine hemoglobin permits the efficient offloading of oxygen in the absence of 2,3 DPG, thereby allowing Hemopure to be at its optimal oxygen offloading effectiveness immediately upon infusion.

Hemoglobin molecules in different species have demonstrated low antigenicity, which means that they do not readily elicit an immune or allergic response. Biopure has confirmed Hemopure's low antigenicity, as indicated by the absence of certain effects, through in vitro and in vivo studies. No clinically significant levels of antibodies were observed in Biopure's trials, including one human study lasting more than a year with multiple doses.

The following chart lists Hemopure's characteristics in comparison to transfused red blood cells:

        CHARACTERISTIC                     HEMOPURE               TRANSFUSED RED BLOOD CELLS
        --------------                     --------               --------------------------
Onset of action                 Immediate -- not 2,3 DPG-       Initially limited -- 2,3 DPG-
                                dependent                       dependent
Oxygen affinity                 More efficient oxygen release   Less efficient oxygen release
                                to tissues                      to tissues
Oxygen transport                Red blood cells and plasma      Red blood cells only
Risk of disease transmission    Product purity maintained       Risk minimized by testing,
                                through a reproducible and      donor selection and
                                controllable manufacturing      administration protocols, and
                                process that complies with      ongoing surveillance for
                                current Good Manufacturing      emerging pathogens; leukocyte
                                Practices; no leukocyte, or     exposure
                                white blood cell, exposure
Storage                         Room temperature; no loss of    Refrigeration required; loss
                                efficacy                        of efficacy
Shelf life                      30 months                       42 days
Compatibility                   Universal                       Type-specific
Preparation                     Ready-to-use                    Requires typing and cross-
                                                                matching
Viscosity                       Low                             High
Raw material source             Controlled                      Not controlled

In addition to Hemopure's use as an alternative to red blood cell transfusions in surgery, human clinical testing and preclinical studies suggest that Hemopure also could be a readily available therapeutic with a broad range of potential applications. These applications include the treatment of trauma, ischemic conditions, including stroke and heart attack, and malignant hypoxic tumors.

Hemopure has a 30-month shelf life at room temperature, is universally compatible and can be stocked well in advance of anticipated use. Consequently, when blood is not available, Hemopure could be used to maintain a patient until the needed type and quantity of red blood cells arrive, until the patient can be transported to a hospital or until a patient's body produces its own red blood cells. Hemopure thus could be an effective "oxygen bridge" to a red blood cell transfusion or the body's ability to regenerate its own fresh red blood cells. Hemopure may be particularly well-suited for this "oxygen bridge" function because the duration of action of a single infusion is about two to three days with 50% of the Hemopure molecules retained in the circulatory system for 24 to 36 hours following administration. In clinical trial data, Biopure has observed that the redosing of Hemopure over several days can prolong Hemopure's "oxygen bridge" effect.

Transfused red blood cells, however, have some advantages when compared to Hemopure. Transfused red blood cells have a longer duration of action and can persist in the body for up to 120 days. Hemopure, on the other hand, depending on the amount infused, can last between one and three days and may require repeat administration. Biopure has also observed slight increases in blood pressure and abdominal discomfort in Hemopure-infused patients. Fluctuations in a patient's blood pressure can affect the manner in which health care professionals, who are accustomed to transfusing red blood cells, manage a patient's care. Furthermore, Biopure cannot be certain that Hemopure will not elicit an immune response in some individuals as do some other proteins. In addition, it is anticipated that the cost of Hemopure will be significantly greater to the patient than the cost of transfused red blood cells.

PRODUCTS

Biopure's two products are oxygen therapeutics. Hemopure, for human use, is currently in a U.S. pivotal Phase III clinical trial. Biopure expects that this trial, together with the results of prior clinical trials, will form the basis for an FDA marketing application in the year 2000 for the use of Hemopure as an alternative to red blood cell transfusions before, during or after elective orthopedic surgery. The FDA and the European Medicines Evaluation Agency have approved the use of Oxyglobin, Biopure's veterinary product, for the treatment of anemia in dogs, regardless of cause. Oxyglobin is marketed and sold to veterinary hospitals and to small animal veterinary practices. Biopure has tested Hemopure and Oxyglobin in approximately 19 completed clinical trials and 150 completed preclinical studies involving more than 400 humans and 1,500 animals from 10 species.

HEMOPURE

Biopure is pursuing the development and approval of Hemopure both as an alternative to red blood cell transfusions and as a therapeutic for indications such as trauma, ischemic conditions, including stroke and heart attack, and malignant hypoxic tumors.

Red Blood Cell Transfusion Alternative

Biopure filed an application for human approval in South Africa in 1999 for Hemopure's use as an alternative to red blood cell transfusions for elective surgery. Hemopure would serve as an alternative to a red blood cell transfusion or as an "oxygen bridge" pending the acquisition or production of suitable red blood cells. Biopure does not expect Hemopure to replace all red blood cell transfusions. However, Hemopure's oxygen-carrying properties, storage and infusion advantages address many of the limitations associated with red blood cell transfusions. The National Blood Data Resource Center, a subsidiary of the American Association of Blood Banks, estimated that approximately 11.5 million units of red blood cells and whole blood, including the patient's own previously donated blood, were transfused in the United States in 1997.

Biopure's clinical trials have demonstrated Hemopure's efficacy as an alternative to red blood cell transfusions in surgery patients as measured by the elimination of red blood cell transfusions. In all of Biopure's advanced clinical trials, Biopure evaluated Hemopure's efficacy as an oxygen therapeutic by determining, within the context of a written set of guidelines known as a protocol, the percentage of patients given Hemopure who did not require a subsequent transfusion of red blood cells. In these trials, Hemopure was administered only to patients who needed a red blood cell transfusion. Trial design limited the amount of Hemopure that could be infused and the number of post-operative days during which it could be infused. Elimination was deemed to occur if the patient did not require a subsequent red blood cell transfusion. Elimination was deemed not to occur if the patient was administered the maximum number of Hemopure units permitted by the particular trial design and subsequently needed a red blood cell transfusion. Despite these trial limitations, Hemopure's clinical trials demonstrate clinically significant elimination of red blood cell transfusions.

In 1998, the FDA agreed to a protocol with a primary endpoint of 35% elimination for Biopure's ongoing U.S. pivotal Phase III clinical trial in orthopedic surgery patients. The most recently completed trial, a Phase III clinical trial conducted in Europe and South Africa with non-cardiac surgery patients, showed elimination of 43%.

The following chart summarizes Biopure's advanced clinical trials that Biopure will use for the initial applications for marketing approval of Hemopure as an alternative to red blood cell transfusions.

                                                                NO. OF TOTAL
                                             DOSING: GRAMS     PATIENTS/NO. OF
                                              HEMOGLOBIN      PATIENTS TREATED
   TYPE OF SURGERY     DEVELOPMENT STATUS  (UNITS HEMOPURE)     WITH HEMOPURE         RESULTS
   ---------------     ------------------  ----------------   ----------------        -------
Elective orthopedic    U.S. pivotal Phase  Up to 300 grams         640/320       Trial ongoing
  surgery (ongoing)    III trial ongoing   (10 units) over 6
                                           days
Non-cardiac elective   Phase III trial     Up to 210 grams         160/83        43% elimination
surgery (1998)         completed in        (7 units) over 6                      of red blood cell
                       Europe and South    days                                  transfusions
                       Africa; the basis
                       for filing in
                       South Africa in
                       1999

Post cardiopulmonary   Phase II trial      Up to 120 grams          98/50        34% elimination
  bypass surgery       completed in the    (4 units) over 3                      of red blood cell
  (1996)               U.S.; supportive    days; first dose                      transfusions
                       trial for the       administered
                       South African 1999  post- surgery
                       Filing

Aortic aneurysm        Intraoperative      Up to 150 grams          72/48        27% elimination
  reconstruction       Phase II trial      (5 units) over 4                      of red blood cell
  surgery (1996)       completed in the    days; first dose                      transfusions
                       U.S.; supportive    administered
                       trial for the       during surgery,
                       South African 1999  if required
                       filing

U.S. Pivotal Phase III Orthopedic Surgery Trial. Biopure, with FDA agreement, began a pivotal Phase III trial in the United States in March 1999 in elective orthopedic surgery. Elective orthopedic surgery includes non-emergency surgery involving bones and joints. The primary objective of this trial is the avoidance of red blood cell transfusions for six weeks after orthopedic surgery. Biopure designed this randomized, red blood cell controlled, multi-center study to enroll a total of 640 patients in the United States, Europe, Canada and South Africa, of whom approximately one-half will be in the Hemopure treatment group and the other half will receive red blood cells. Up to 300 grams of hemoglobin, or ten units of Hemopure, may be infused before, during or after surgery for a total of up to six treatment days. The primary efficacy endpoint of this trial is the elimination of red blood cell transfusions in 35% of the patients who receive Hemopure.

Non-U.S. Phase III Non-cardiac Surgery Trial. Biopure completed a Phase III trial in Europe and South Africa in 1998 in non-cardiac surgery. Non-cardiac surgery refers to surgery that does not involve the heart and can include surgery of the digestive or urinary tract as well as orthopedic surgery. The primary objective of this trial was the avoidance of red blood cell transfusions for 28 days after non-cardiac surgery. This randomized, red blood cell controlled, multi-center study enrolled 160 patients, 83 of whom were infused with Hemopure. Up to 210 grams of hemoglobin, or seven units of Hemopure, were permitted during a six-day treatment period. The trial resulted in the clinically significant elimination of red blood cell transfusions in 43% of the patients who received Hemopure.

U.S. Phase II Post Cardiopulmonary Bypass Surgery Trial. Human testing was completed in 1997 in a double-blind, randomized, red blood cell controlled, multi-center study in post cardiopulmonary bypass surgery patients. During cardiopulmonary bypass surgery, patients are connected to a heart and lung machine that replaces functions of the heart and lungs during surgery. The primary objective of this trial was the avoidance of red blood cell transfusions for 28 days after surgery. The study treated 98 patients, 50 of whom were infused with Hemopure. Up to 120 grams of hemoglobin, or four units of Hemopure, were administered over a three-day treatment period following surgery. The trial resulted in the clinically significant elimination of red blood cell transfusions in 34% of the patients that received Hemopure. In this study, 100% of the patients who received Hemopure did not require any red blood cells during the day of surgery.

Additionally, Biopure observed that the hematocrit, or packed red blood cell volume as a percentage of total blood volume, of the patients treated with Hemopure recovered to a degree that was indistinguishable from the red blood cell treated patients at both six and 28 days post-surgery. This observation supports the potential use of Hemopure as an erythropoietic support.

U.S. Phase II Aortic Aneurysm Reconstruction Surgery Trial. In 1998, Biopure completed a randomized, red blood cell controlled, multi-center trial in abdominal aortic aneurysm reconstruction surgery. Aortic aneurysm reconstruction surgery involves repairing a damaged segment of the aorta, the body's principal artery. This study treated 72 patients, 48 of whom were infused with Hemopure. The maximum dosage was 150 grams of hemoglobin, 30 grams more than the post cardiopulmonary bypass trial. Usually aortic aneurysm reconstruction surgery involves much more blood loss than post cardiopulmonary bypass surgery. In this trial, Hemopure was used during the surgery in contrast to the post cardiopulmonary bypass trial, where use began after surgery. The trial resulted in the clinically significant elimination of red blood cell transfusions in 27% of the patients that received Hemopure.

Trauma

Biopure has observed a 100% elimination of red blood cell transfusions on the day of surgery in patients infused with Hemopure. As a result, Biopure believes that Hemopure could be infused immediately at the site of an accident, potentially extending the time that a trauma patient could be supported awaiting definitive hospital care. Hemopure also acts as an expander of blood volume, a common therapy used to stabilize trauma patients. Biopure has initiated a Phase II trial in non-cardiac surgery patients, including stabilized trauma patients. This trial includes both military and civilian hospitals. In this Phase II trial, Biopure may administer Hemopure to a maximum dose of 10 units or 300 grams of hemoglobin. Biopure expects this trial to provide information useful in designing a clinical development plan for trauma.

In addition, preclinical animal model studies performed in academic and military research laboratories have shown the benefit of using Hemopure in situations involving severe trauma, hemorrhagic shock, hemorrhagic shock with tissue injury and resuscitation from cardiac arrest resulting from severe hemorrhage.

Ischemia

The ability of Hemopure molecules to circumvent partial occlusions could potentially benefit patients suffering from ischemic conditions by supplying oxygen to tissues that are receiving inadequate numbers of red blood cells. Inadequate tissue oxygenation due to partial vessel blockage or constriction can cause heart attack, angina and transient ischemic attack, which is a precursor to stroke. In these situations, treatment with red blood cell transfusions would not be effective because red blood cells are too large to navigate around blockages. Biopure has completed preclinical studies with results supporting these potential indications. One preclinical study demonstrated that infusing Hemopure before there is a blockage in a coronary artery leading to a heart attack can limit potential damage to the heart. Although Hemopure would not attack the root cause of the ischemia, such as a clot or plaque in the arteries, it could maintain oxygenation under certain circumstances and thereby sustain tissue pending a correction of the blockage or could lessen the damage from ischemia if infused in time. In 1996, the American Heart Association reported that approximately 900,000 people in the United States each year experience heart attacks, of which approximately one quarter are fatal. In its 1999 Heart and Stroke Statistical Update, the American Heart Association reported that approximately 600,000 people suffer a new or recurrent stroke each year.

Cancer Therapy Adjunct

Radiation therapy and many types of chemotherapy depend on the adequate oxygenation of tumors to kill cancer cells. Malignant cancer tumors, such as breast, prostate and other solid tumors, are dense tumors which often outgrow their blood supply, leaving much of the tumor without oxygen. Consequently, they resist chemotherapy and radiation treatment. Biopure, in collaboration with the Dana-Farber Cancer Institute in Boston, has developed a patented method for oxygenating hypoxic, or oxygen deficient, tumor cells that could potentially increase the tumor-killing effects of radiation and chemotherapy. Preclinical studies have shown the feasibility of this application. In 1999, Biopure initiated clinical development of this indication.

Plasma-Expanding Agent

After blood loss, health care professionals typically administer human serum albumin, or HSA, or other volume expanding fluids to restore blood volume. Adequate blood volume is necessary to maintain effective blood pressure and heart rate. HSA is a naturally occurring protein that is part of the plasma. Hemopure molecules are also proteins. Hemopure maintains the volume of blood in a manner similar to HSA. In patients suffering from severe blood loss, Biopure believes that Hemopure would be preferable to currently available plasma expanding agents, which do not carry or offload oxygen.

Hemodilution Agent

Acute normovolemic hemodilution, or ANH, is a technique that reduces the need for donated blood. ANH refers to a practice where the patient donates one to three units of blood immediately before surgery and is infused with a non-oxygen plasma expander such as Ringer's lactate. The patient is then transfused with his or her own blood during or after surgery. Biopure has administered Hemopure in three clinical safety trials involving humans undergoing ANH. As an oxygen carrier and a plasma-expanding agent, Hemopure could potentially temporarily replace the oxygen-carrying support and volume lost from donating blood. Used in this manner, Hemopure may enhance the safety of ANH or allow more units to be safely withdrawn prior to surgery. Additionally, use of Hemopure in ANH procedures would also allow for greater blood conservation, which could be particularly valuable in times of shortages. At present, ANH is not widely used in the United States but is more commonly used in Europe.

Erythropoietic Agent

In Biopure's Phase II post cardiopulmonary bypass clinical trial, which compared the post-operative use of Hemopure to donated red blood cells in cardiac surgery, the hematocrit, or packed red blood cell volume as a percentage of total blood volume, was similar for both the Hemopure-infused and the control patients on the sixth day following surgery. Both groups maintained this similarity when measured again at a follow-up visit 28 days after surgery, suggesting that Hemopure may support the regeneration of red blood cells. In addition, in one "compassionate use" case, a patient with a critically low hematocrit, who received Hemopure but not red blood cells, was stabilized for several days and then was able to restore her hematocrit. As such, Hemopure could potentially be used in conjunction with, or as an alternative to, erythropoietin, a hormone that enhances the production of red blood cells. A preclinical study supports the use of Hemopure as an erythropoietic agent. This study involved eight conscious sheep, all of which underwent an exchange transfusion involving the replacement of at least 95% of their blood with an early formulation of Hemopure. Even with critically low hematocrits, these animals achieved stable hemodynamics, demonstrated no clinical signs of distress and survived long term with a rapid resynthesis of their red blood cells.

OXYGLOBIN

Oxyglobin is identical to Hemopure except for its molecular size distribution, and has the same advantages over red blood cells as Hemopure. The FDA Center for Veterinary Medicine approved Oxyglobin in January 1998 and the European Medicines Evaluation Agency approved Oxyglobin in December 1999 for the treatment of canine anemia, regardless of cause. Oxyglobin's characteristics are well suited for use by small animal practitioners for treatment of anemia and other critical care situations involving acute blood loss. Acute blood loss often results from surgery, trauma, hemolysis, gastrointestinal blood loss, which is most frequently a result of parasitism or intestinal infection, urinary tract blood loss, iron deficiency and rodenticide toxicity. Biopure estimates that there are at least 15,000 small animal veterinary practices in the United States and another 4,000 mixed animal practices treating small and large animals. Biopure believes that the average veterinary practice treats only a small percentage of canine anemia cases with a red blood cell transfusion. The remainder receive either cage rest or a minimally effective treatment such as fluid administration, iron supplements, nutritional supplements or inspired oxygen.

Biopure obtained FDA approval in January 2000 to modify its product label to provide for flexible dosing. Oxyglobin sales were $2.7 million in fiscal 1999 and $942,000 in fiscal 1998. Its strategy to increase the market for Oxyglobin includes further expanding the Oxyglobin label as follows:

- educating veterinarians on the range of uses for Oxyglobin and demonstrating that using Oxyglobin represents better medical practice;

- add Japanese and other foreign approvals;

- add the opportunity for repeat dosing -- expected FDA filing in 2000;

- add other applications;

- offer a smaller package size;

- add other species; and

- increase shelf life to three years.

MANUFACTURING

Biopure uses proprietary and patented purification and polymerization processes in the manufacture of its oxygen therapeutic products. Biopure believes its processes comply with current Good Manufacturing Practices established by the FDA and comparable standards required in the European Union for biopharmaceutical and chemical manufacturing and permit large-scale production of the products for commercial use. Biopure's scientific and engineering team has designed and built much of its large-scale critical equipment. A proprietary computer software system operates and monitors most aspects of this process. Biopure has produced consistent product, both Hemopure and Oxyglobin, since 1991 and its facilities currently have the capacity to produce 40,000 units of Hemopure or 140,000 units of Oxyglobin per year. Through the installation of additional water supply and the completion of its automated filling line, Biopure can attain capacity to produce 120,000 units of Hemopure or 360,000 units of Oxyglobin per year in its current facilities. This capacity can be used for any combination of Oxyglobin and Hemopure units.

Raw Material Source

Biopure's products consist of bovine hemoglobin that has been purified, chemically modified and cross-linked for stability. Controlled herds of U.S. cattle destined for meat processing provide the raw material used in Biopure's products. Biopure monitors the source, health, location, feed consumption and quality of the cattle to be used as a raw material source, a safety standard that is not and cannot be established for donated human blood. Suppliers to Biopure contract to maintain traceable records on animal origin, health, feed and care to assure the use of known, healthy animals.

Raw Material Collection

At a high volume slaughterhouse, Biopure collects bovine whole blood into individual presanitized containers and transports them to a separation facility. Following blood collection, the animals pass U.S. Department of Agriculture, or USDA, inspection for use as beef for human consumption. If an animal is not approved for human consumption, Biopure also rejects the corresponding container of whole blood. The USDA considers the United States to be free of pathogens associated with "mad cow disease".

Safety

In addition to safety from bacterial and viral pathogens, such as those leading to AIDS and hepatitis, Biopure's sourcing and manufacturing processes safeguard humans from potential risks associated with diseases including transmissible spongiform encephalopathies, more commonly known as the cause of diseases such as "mad cow disease". Health and regulatory authorities have given guidance directed at three factors to control these diseases: source of animals, nature of tissue used and manufacturing process. Biopure complies with, and believes it exceeds, all current guidelines regarding such risks for human pharmaceutical products. Bovine red blood cells are considered to be safe, and blood generally has been found to have little or no potential for transmitting transmissible spongiform encephalopathies. Furthermore, Biopure's patented purification and manufacturing process has been tested to demonstrate that the potential risk of infectious disease transmission is insignificant.

Manufacturing Processes

At Biopure's separation facility, a filtration process removes plasma proteins in the bovine blood. Washed cells are next placed in a centrifuge that separates the red blood cells from the rest of the blood. The hemoglobin is extracted from the red blood cells and is then diafiltered to remove red blood cell wall debris and other contaminants. The resulting material is a cell-free hemoglobin intermediate. A semi-continuous purification process involving a high performance liquid chromatography process purifies the hemoglobin intermediate. Next, the purified hemoglobin is polymerized, or linked, by the addition of a cross-linking agent. Polymerized and stabilized material is then fractionated and concentrated. The final product is filtered into sterilized batch holding tanks until it is sterile filled into bags.

MARKETING

HEMOPURE

Upon receipt of FDA approval, if granted, Biopure expects to market Hemopure to physician practices and hospitals. It also believes that military customers will be significant. Biopure recognizes that it is crucial to establish a core belief among opinion leaders that Hemopure fills an important medical need and that systematic development of opinion leader advocacy is necessary for capturing and maintaining a leadership position. Consequently, Biopure contracted with a medical education agency to build product awareness and to position the company in a leadership role through the development of advocates at the national and regional levels. As part of this process, Biopure engaged a medical advisory board consisting of 13 leading physicians who participated in an educational program and forum with Biopure. This activity is not ongoing. Biopure expects to reach anesthesiologists, surgeons, oncologists, critical care and other physician-specialists through publications and educational forums, such as seminars and presentations at meetings of specialists.

Biopure will explore various means of selling Hemopure. Among other options, Biopure may seek to enter into licensing or co-marketing agreements for parts or all of the world in order to avail itself of the marketing expertise of one or more seasoned pharmaceutical companies. Alternatively, it could engage "contract" sales organizations from vendors, contract pharmaceutical companies that supply sales services or recruit and train its own marketing and sales force.

OXYGLOBIN

Biopure began selling Oxyglobin in March 1998 to a discrete number of emergency and specialty practices in the United States. Biopure began selling Oxyglobin nationally in October 1998. Since October 1, 1998, Biopure has sold approximately 34,000 units of Oxyglobin. Veterinarians report successful use of Oxyglobin in critical care situations involving blood loss, destruction of red blood cells and ineffective production of red blood cells. In 1999, Biopure received veterinary approval to market Oxyglobin to treat canine anemia in the European Union.

Biopure sells Oxyglobin directly to veterinarians in the United States through veterinary product distributors -- one national and eight regional. Orders are then drop shipped by Biopure directly. Biopure coordinates marketing and distribution activities through five full-time sales employees.

Marketing programs have included advertising, direct mail, educational seminars, conference calls and attendance at trade shows. Biopure has established a core group of veterinary practices that use the product regularly. These veterinarians are effective advocates of the product when interacting with other veterinarians. Biopure sponsors evening seminars featuring these veterinarians. Most veterinarians who buy the product reserve its use for the most severe clinical situations. In May 1999, veterinarians paid an average of $124 per 15-gram hemoglobin unit. Biopure may seek one or more marketing alliances for marketing and distribution of Oxyglobin in selected geographic areas.

COMPETITION

Hemopure will compete with traditional therapies and with other oxygen therapeutics. Comparisons with traditional therapies, including red blood cell transfusions, are described under "-- Scientific Overview", "-- Biopure's Oxygenating Technology" and "-- Biopure's Products". Oxygen therapeutics under development fall into two categories:

- hemoglobin-based oxygen carriers, including Hemopure and Oxyglobin, consist of natural hemoglobin from a mammal or genetically engineered source that has been modified to improve stability, efficacy and safety; and

- perfluorocarbon emulsions are chemicals administered intravenously. Perfluorocarbon emulsions are effective principally under conditions of high oxygen partial pressure to assist in oxygen delivery by forcing dissolved oxygen into the plasma space.

Biopure believes that the competitive factors for its oxygen therapeutics will be efficacy, safety, ease of use and cost. Biopure believes that it has significant advantages as compared to its competitors including:

- patents covering its processes, its products and their uses;

- large molecule size resulting in longer duration of action than most other oxygen therapeutics under development;

- long-term room temperature stability;

- completed and operational large-scale manufacturing facility compliant with current Good Manufacturing Practices;

- safe, ample, inexpensive source of raw material;

- FDA approval of Oxyglobin in 1998; and

- EMEA approval of Oxyglobin in 1999.

Many of Biopure's competitors and potential competitors in the development of oxygen therapeutic products have significantly greater financial and other resources to develop, manufacture and market their products. Existing competitors in the development of hemoglobin-based investigational products use outdated human red blood cells or bovine hemoglobin as their raw material. Biopure is aware of one first generation, genetically engineered investigational product that advanced to human clinical trials, but its development was discontinued. Biopure believes that its use of bovine red blood cells is an advantage over products made from outdated donated human red blood cells because of the availability, abundance, ability to control source, cost and relative safety of bovine red blood cells. However, the use of bovine derived blood products may encounter resistance from physicians and patients. Among other things, public perceptions about the risk of "mad cow disease" may affect market acceptance of Hemopure. Biopure also believes that competitors may find it difficult to make or offer a hemoglobin-based oxygen carrier product having the product characteristics of Hemopure without infringing on one or more Biopure patents. In addition, the relatively low viscosity of Hemopure is a potential advantage, particularly in large doses, in permitting perfusion at low blood pressure.

Biopure is aware of one perfluorocarbon oxygen carrier in advanced clinical trials. This product is a chemical fluid infused into the body. This chemical attracts oxygen and takes it into the plasma. The patient needs an oxygen mask for this process because perfluorocarbons require high oxygen environments in order to be effective. The perfluorocarbon solution does not persist in the body, so repeat dosing is necessary. These limitations may reduce the number of potential applications for the product. As far as Biopure is aware, applications pursued for this product do not include any of the applications Biopure might pursue other than acute normovolemic hemodilution.

Biopure knows of no companies developing oxygen therapeutics intended to compete with Oxyglobin in the veterinary market.

INTELLECTUAL PROPERTY

Patents, trademarks, trade secrets, technological know-how and other proprietary rights are important to Biopure's business. Biopure actively seeks patent protection both in the United States and abroad. Biopure filed its initial patent in 1986 in the United States. Three U.S. patents have issued from this filing. These patents describe and claim ultra-pure semi-synthetic blood substitutes and methods for their preparation.

In total, Biopure has 17 U.S. patents granted and seven applications pending relating to oxygen therapeutics. Biopure's granted U.S. patents relating to oxygen therapeutics include:

- two patents covering an ultra-purification process for hemoglobin solutions, regardless of the source of hemoglobin, which expire in 2011 and 2012, and three patents covering the ultra-pure oxygen therapeutic solutions produced by this process expiring in 2009, 2014 and 2019;

- three patents regarding compositions having improved stability, of which two expire in 2015 and the third expires in 2016;

- two patents, which expire in 2015 and 2016, covering improvements in preservation of such hemoglobin solutions;

- two patents, which expire in 2015 and 2016, covering improved methods for separating polymerized from unpolymerized hemoglobin;

- one patent, which expires in 2015, covering methods of oxygenating tissue affected by inadequate red blood cell flow;

- one patent, which expires in 2016, covering the removal of pathogens, if present, from Biopure's source material; and

- three patents, which expire in 2011, 2014 and 2015, covering methods for treating tumors.

Biopure also filed its original patent in Europe. Although granted, third parties subsequently opposed Biopure's European patent. As a result of the opposition proceeding, the patent was revoked. However, Biopure filed an appeal that reinstated the patent during the appeal and is awaiting a decision on the appeal. In the opposition process, Biopure narrowed its claims. Despite the narrowing, Biopure believes that these claims provide protection for Biopure's existing process and products. Biopure further believes that a narrowed European patent should be sustained. During the opposition proceeding, some pre-existing patents and articles not presented to the United States Patent Office during the prosecution of patents already issued in the United States were presented to the European Patent Office by the opponents. These preexisting patents and articles are not expected to affect claims of Biopure patents in the rest of the world. Biopure also has other foreign patents and patent applications.

Biopure believes that it is not economically practicable to determine in advance whether its products, product components, manufacturing processes or the uses infringe the patent rights of others. It is likely that, from time to time, Biopure will receive notices from others of claims or potential claims of intellectual property infringement or Biopure may be called upon to defend a customer, vendee or licensee against such third-party claims. Responding to these kinds of claims, regardless of merit, could consume valuable time, result in costly litigation or cause delays, all of which could harm Biopure's business. Responding to these claims could also require Biopure to enter into royalty or licensing agreements with the third parties claiming infringement. Such royalty or licensing agreements, if available, may not be available on terms acceptable to Biopure.

EMPLOYEES

As of January 13, 2000, Biopure employed 163 persons. Of its total work force, 94 employees are engaged in manufacturing and related manufacturing support services, 29 are engaged in research and development activities, 12 are engaged in sales and marketing, primarily veterinary, and 28 are engaged in support and administrative activities. None of Biopure's employees are covered by a collective bargaining agreement. Biopure believes its relations with its employees are good.

PAST COLLABORATIONS

In December 1990, Biopure and The Upjohn Company entered into an alliance to develop and market Biopure's human and veterinary products. From that time until 1996, Biopure benefited from equity investment and development expenditures of approximately $140.0 million and from the experience, personnel and facilities of The Upjohn Company. From 1987 until 1996, Biopure had a license agreement with B. Braun Melsungen AG, a German hospital supply company. This license agreement and certain related agreements contemplated the product testing, approval, manufacture and marketing of Biopure's products by B. Braun Melsungen AG in Europe.

GOVERNMENT REGULATION

New Drug or Biologic Approval for Human Use

Governmental authorities in the United States and other countries extensively regulate the testing, manufacturing, labeling, advertising, promotion, export and marketing, among other things, of Biopure's oxygen therapeutic products. Any oxygen therapeutic product administered to human patients is regulated as a drug or a biologic drug and requires regulatory approval before it may be commercialized.

In the United States, Hemopure is regulated as a human biologic. The FDA will require Biopure to file and obtain approval of a Biologics License Application covering both Hemopure and the facility in which it is manufactured.

The steps required before approval of a biologic for marketing in the United States generally include:

- preclinical laboratory tests and animal tests;

- the submission to the FDA of an Investigational New Drug, or IND, application for human clinical testing, which must become effective before human clinical trials may lawfully commence;

- adequate and well-controlled human clinical trials to establish the safety and efficacy of the product;

- the submission to the FDA of a Biologics License Application;

- FDA review of the Biologics License Application; and

- satisfactory completion of an FDA inspection of the manufacturing facilities at which the product is made to assess compliance with current Good Manufacturing Practices which includes elaborate testing, control, documentation and other quality assurance procedures.

The testing and approval process requires substantial time, effort and financial resources. After approval is obtained, a supplemental approval is generally required for each proposed new indication, often accompanied by data similar to that submitted with the original Biologics License Application.

Preclinical studies include laboratory evaluation of the product and animal studies to assess the safety and potential efficacy of the product. The results of the preclinical studies, together with manufacturing information and analytical data, are submitted to the FDA as part of the IND. The IND automatically will become effective in 30 days unless the FDA, before that time, raises concerns or questions and imposes a "clinical hold". In such case, the IND sponsor and the FDA must resolve any outstanding concerns before the trial can proceed. Once trials have commenced, the FDA may stop the trials, or particular types of trials, by imposing a clinical hold because of concerns about, for example, the safety of the product being tested or the adequacy of the trial design.

Clinical trials involve the administration of investigational products to healthy volunteers or patients under the supervision of a qualified principal investigator consistent with an informed consent. An independent Institutional Review Board, or IRB, or ethics committee must review and approve each clinical trial at each institution at which the study will be conducted. The IRB or ethics committee will consider, among other things, ethical factors, the safety of human subjects and the possible liability of the institution.

Clinical trials typically are conducted in three sequential phases, but the phases may overlap. In Phase I, the initial introduction of the drug into human subjects, the drug is usually tested for safety or adverse effects, dosage tolerance, absorption, metabolism, distribution, excretion and pharmacodynamics. Phase II clinical trials usually involve studies in a limited patient population to evaluate the efficacy of the drug for specific, targeted indications, determine dosage tolerance and optimal dosage and identify possible adverse effects and safety risks. Phase III clinical trials generally further evaluate clinical efficacy and test further for safety within an expanded patient population and at multiple clinical sites. Phase IV clinical trials are conducted after approval to gain additional experience from the treatment of patients in the intended therapeutic indication. If the FDA approves a product, additional clinical trials may be necessary. A company may be able to use the data from these clinical trials to meet all or part of any Phase IV clinical trial requirement. These clinical trials are often referred to as Phase III/IV post-approval clinical trials.

Biopure believes that its ongoing U.S. pivotal Phase III clinical trial is consistent with the FDA's most recent guidance on the design and efficacy and safety endpoints required for approval of products such as Hemopure. However, the FDA could change its view or require a change in study design, additional data or even further clinical trials prior to approval of Hemopure.

The results of the preclinical studies and clinical trials, together with detailed information on the manufacture and composition of the product, are submitted to the FDA in the application requesting approval to market the product. Before approving a Biologics License Application, the FDA will inspect the facilities at which the product is manufactured and will not approve the product unless the manufacturing facility is in compliance with current Good Manufacturing Practices. The FDA may delay approval of a Biologics License Application if applicable regulatory criteria are not satisfied, require additional testing or information, and/or require postmarketing testing and surveillance to monitor safety, purity or potency of a product. It may also limit the indicated uses for which an approval is given.

New Drug Approval for Veterinary Use

New drugs for companion animals must receive New Animal Drug Application, or NADA, approval prior to marketing in the U.S. The requirements for approval are similar to those for new human drugs. Obtaining NADA approval often requires clinical field trials and the submission of an Investigational New Animal Drug Application, which for non-food animals becomes effective upon acceptance for filing.

Pervasive and Continuing Regulation

Any product approvals that are granted remain subject to continual FDA review, and newly discovered or developed safety or efficacy data may result in withdrawal of products from marketing. Moreover, if and when such approval is obtained, the manufacture and marketing of Biopure's products remain subject to extensive regulatory requirements administered by the FDA and other regulatory bodies, including compliance with current Good Manufacturing Practices, adverse event reporting requirements and the FDA's general prohibitions against promoting products for unapproved or "off-label" uses. Biopure is subject to inspection and market surveillance by the FDA for compliance with these regulatory requirements. Failure to comply with the requirements can, among other things, result in warning letters, product seizures, recalls, fines, injunctions, suspensions or withdrawals of regulatory approvals, operating restrictions and criminal prosecutions. Any such enforcement action could have a material adverse effect on Biopure. Unanticipated changes in existing regulatory requirements or the adoption of new requirements could also have a material adverse effect on Biopure.

Biopure also is subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and hazardous substance disposal.

Foreign Regulation

Biopure will be subject to a variety of regulations governing clinical trials and sales of its products outside the United States. Biopure must obtain approval of its products by the comparable non-U.S. regulatory authorities prior to the commencement of product marketing in the country whether or not Biopure has obtained FDA approval. The approval process varies from country to country and the time needed to secure approval may be longer or shorter than that required for FDA approval. The European Union requires approval of a Marketing Authorization Application by the European Medicines Evaluation Agency. These applications require the completion of extensive preclinical and clinical studies and manufacturing and controls information.

Reimbursement

Biopure's ability to successfully commercialize its human product will depend in significant part on the extent to which reimbursement of the cost of such product and related treatment will be available from government health administration authorities, private health insurers and other organizations. Third-party payors are increasingly challenging the price of medical products and services. Significant uncertainty exists as to the reimbursement status of newly approved health care products, and there can be no assurance that adequate third-party coverage will be available to enable Biopure to maintain price levels sufficient for realization of an appropriate return on its investment in product development. The public and the federal government have recently focused significant attention on reforming the health care system in the United States. A number of health care reform measures have been suggested, including price controls on therapeutics. Public discussion of such measures is likely to continue, and concerns about the potential effects of different possible proposals have been reflected in the volatility of the stock prices of companies in the health care and related industries.

RESEARCH AND DEVELOPMENT

In fiscal 1999, 1998 and 1997 our research and development expenses, including clinical trials, were $24.2 million, $23.0 million and $23.5 million.

ITEM 2.  PROPERTIES

Biopure has manufacturing facilities in Pennsylvania for the collection and separation of blood and in Cambridge, Massachusetts where processing is completed. The FDA has inspected these facilities and determined that they comply with current Good Manufacturing Practices. The Medicines Control Agency, on behalf of the European Medicines Evaluation Agency, has also inspected Biopure's facilities.

Biopure manufactures separation materials in a 10,000 square foot plant in New Hampshire. The current annual lease payment for this facility is $38,000. The lease expires on March 31, 2000. Biopure has an option to extend this lease for an additional five years.

Biopure leases two facilities for office and research space in Massachusetts. One lease covers 24,000 square feet, and its current annual lease payment is $239,000. This lease expires on December 31, 2007. Biopure has an option to extend this lease for ten five-year periods, or an additional 50 years. The other lease covers 13,000 square feet, and its current annual lease payment is $378,000. This lease expires on August 31, 2001. Biopure does not have an option to extend this lease. It leases 18,000 square feet of warehouse space in Massachusetts. The current annual lease payment for this facility is $95,000. The lease expires on September 30, 2001. Biopure has an option to extend this lease for two five-year periods, or an additional ten years.

Biopure leases 32,000 square feet of manufacturing space under three leases in Massachusetts. The current annual lease payments for these facilities is $236,000. The leases expire on November 30, 2000. Biopure has an option to extend these leases for five five-year periods, or an additional 25 years, with an exclusive right to negotiate for an additional 25 years. Biopure also leases 18,000 square feet of manufacturing space in Pennsylvania. The current annual payment for a ground lease for this facility is $21,000. The lease expires on October 20, 2014. Biopure has an option to extend this lease for nine years.

Biopure's current process is designed to be scalable, such that additional capacity can be obtained by adding duplicate equipment and additional raw material including power and water. However, Biopure is space constrained at its existing facility in Cambridge, Massachusetts, so it anticipates that it will need to add a new facility at a new location prior to large-scale commercialization of Hemopure.

ITEM 3.  LEGAL PROCEEDINGS

Biopure is a party to an action filed on July 18, 1990 in the United States District Court for the District of Massachusetts under the caption Peter Fisher, et al. v. William P. Trainor, et al. In this litigation, the plaintiffs alleged breach of agreements by Biopure and against one another. Biopure is also a party to a related action filed on November 8, 1990 in the United States District Court for the District of Massachusetts under the caption Bio-Vita Ltd., et al.
v. Carl W. Rausch, et al.

Summary judgments were entered against the plaintiffs in both of these actions in 1994. The plaintiffs appealed. One appeal filed in Bio-Vita Ltd., et al. v. Carl W. Rausch, et al. was voluntarily dismissed and the other was remanded to the trial court. The other appeal was remanded to the trial court for further findings based on lack of jurisdiction. This jurisdictional issue has been briefed following additional discovery and is before the trial court. The remaining plaintiff is seeking $250.0 million in damages. Biopure believes that the ultimate resolution of this matter will not have a material adverse effect on its financial position or results of operations.

In addition, proceedings in Europe are ongoing with regard to Biopure's European patent. Biopure was granted a patent on April 1, 1992 by the European Patent Office. Within the nine-month period from the grant date for the filing of oppositions, six parties filed oppositions requesting that all of the claims of this patent be revoked. Of these, three opposing parties remain: Baxter International, Enzon, Inc. and Northfield Laboratories, Inc. Following oral proceedings conducted by the Opposition Division at the European Patent Office in November 1995, the Opposition Division revoked the patent.

Biopure has appealed this decision of the Opposition Division and is currently awaiting a decision on its appeal. The appeal has the technical result of reinstating the patent during the appeal process. Prior to filing its appeal papers, Biopure narrowed its claims further to increase the probability of winning at the appeal level. Biopure further believes that a narrowed patent should be sustained.

Future claims against Biopure may arise and, if they do, there can be no assurance that they will be successfully defended.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE COMPANY

The executive officers of Biopure are as follows:

                 NAME                    AGE                    TITLE
---------------------------------------  ---   ---------------------------------------
Carl W. Rausch.........................  51    Chairman and Chief Executive Officer
Paul A. Looney.........................  59    President
Francis H. Murphy......................  61    Chief Financial Officer
Maria S. Gawryl, Ph.D. ................  45    Senior Vice President, Research and
                                               Development
Edward E. Jacobs, Jr., M.D. ...........  59    Senior Vice President
Jane Kober.............................  56    Senior Vice President, General Counsel
                                               and Secretary
Bing L. Wong, Ph.D. ...................  52    Senior Vice President, International
Bernadette L. Alford, Ph.D. ...........  50    Vice President, Regulatory Affairs
Geoffrey J. Filbey.....................  56    Vice President, Engineering
Carolyn R. Fuchs.......................  47    Vice President, Human Resources
William D. Hoffman, M.D. ..............  46    Chief Medical Officer
Andrew W. Wright.......................  40    Vice President, Veterinary Products

CARL W. RAUSCH is a co-founder and has served as Chairman and Chief Executive Officer of Biopure since 1984. From 1984 until July 1, 1999, Mr. Rausch was also President of Biopure. Prior to Biopure's founding, Mr. Rausch was Vice President, Preparative and Process, at Millipore Corporation. He holds an M.S. degree in chemical engineering from Tufts University, an M.S. degree in chemical engineering from the Massachusetts Institute of Technology and a B.S. degree in chemical engineering from Tufts University.

PAUL A. LOONEY became President of Biopure on July 1, 1999. Since May 1995, Mr. Looney has been a consultant to various biotechnology companies. Between September 1993 and May 1995, Mr. Looney was the Chief Executive Officer, Chief Operating Officer and President of Corning Costar Inc. Between 1987 and September 1993, Mr. Looney was President of Costar Inc.

FRANCIS H. MURPHY became Chief Financial Officer of Biopure on November 30, 1999. Most recently Mr. Murphy had been International Vice President and business manager for Japan, Latin America and Asia Pacific for the Corning Science Product Division of Corning Incorporated. He holds an M.B.A. degree from Boston University and a B.S. degree in industrial engineering and a B.A. degree from Rutgers University.

MARIA S. GAWRYL, PH.D. has been Senior Vice President, Research and Development of Biopure since April 1999. From September 1990 to April 1999, she was Vice President, Research and Development. Dr. Gawryl holds a Ph.D. in immunology from the University of Connecticut. She did post-doctoral work at the University of Connecticut Health Center and Rush Presbyterian, St. Luke's Medical Center. She holds a B.S. degree in math and chemistry from Antioch College.

EDWARD E. JACOBS, JR., M.D. has been a Senior Vice President of Biopure since August 1997. From April 1995 to August 1997, he was Senior Medical Advisor of Biopure. Since 1988, he has been an Assistant Clinical Professor at Harvard Medical School. He holds an M.D. degree from Harvard Medical School and a B.A. degree in philosophy from Princeton University.

JANE KOBER has been Senior Vice President, General Counsel and Secretary of Biopure since May 1998. From June 1989 to April 1998, she was a partner in LeBoeuf, Lamb, Greene & MacRae, L.L.P. Ms. Kober holds a J.D. degree from Case Western Reserve University, an M.A. degree from the University of Chicago and a B.A. in English from the Pennsylvania State University. She serves as a director of HTV Industries, Inc.

BING L. WONG, PH.D. has been a Senior Vice President, International of Biopure since May 1999. From June 1992 to May 1999, Dr. Wong was a Senior Vice President, Development of Strategic Business Ventures. Dr. Wong taught in the Chemical Engineering Department at Tufts University as Assistant Professor and Adjunct Associate Professor while he served as Associate and Acting Director of the New England Enzyme Center. He holds M.S. and Ph.D. degrees from the Department of Chemical Engineering, Tufts University and a B.S. degree from the Department of Chemical Engineering, National Taiwan University.

BERNADETTE L. ALFORD, PH.D. has been Vice President, Regulatory Affairs of Biopure since September 1998. From September 1994 to September 1998, she was Senior Vice President, Product Development for Alexion Pharmaceuticals Inc. She holds a Ph.D. degree in molecular biology and an M.S. degree in biochemistry from Texas University and a B.S. degree in biology from Marywood University.

GEOFFREY J. FILBEY joined Biopure in 1985 and has served as Vice President, Engineering since 1995. Mr. Filbey holds a B.Sc. degree in engineering from the City University in London, England.

CAROLYN R. FUCHS has served as Vice President, Human Resources since June 1998. From October 1996 to June 1998, she was an independent consultant. From May 1991 to October 1996, she worked at National Medical Care. Ms. Fuchs holds an M.Ed. degree in counseling and a B.S. degree in psychology from the University of Massachusetts at Amherst.

WILLIAM D. HOFFMAN, M.D. joined Biopure in January 1998 as Director of Medical Affairs and was named Chief Medical Officer in March 1999. From 1994 until January 1998, Dr. Hoffman was Director of Surgical Intensive Care at The Cleveland Clinic Foundation. He holds an M.D. degree from the University of Massachusetts Medical School and a B.S. degree in physics from Carnegie-Mellon University.

ANDREW W. WRIGHT has been Vice President, Veterinary Products of Biopure since August 1996. From March 1992 to August 1996, Mr. Wright worked with IDEXX Laboratories, Inc. where he held several management positions, including Director of Corporate Development, Director of Marketing and Senior Product Manager. He holds an M.B.A. degree from the University of Chicago and a B.A. degree in economics from Carleton College.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

(a) The Company's Class A Common Stock is traded in the over-the-counter market and is quoted on the NASDAQ National Market under the trading symbol "BPUR".

The following table sets forth the high and low sale prices for the Class A Common Stock for each of the quarters in the year ended October 31, 1999, as reported by the NASDAQ National Market beginning July 30, 1999, when the Class A Common Stock was first traded. The quotations shown represent inter-dealer prices without adjustments for retail markups, markdowns or commissions, and may not necessarily reflect actual transactions.

                                                       HIGH      LOW
                                                      ------    -----
Year Ended October 31, 1999
Third Quarter (July 30 - 31)                          $11.25    $9.75
  Fourth Quarter                                       14.19     6.31

As of December 31, 1999 there were 337 holders of record of the Class A Common Stock.

The Company did not pay dividends on its Class A Common Stock during the two fiscal years ended October 31, 1999 and does not plan to pay dividends on its Class A Common Stock in the foreseeable future.

(b) The effective date of Biopure's first registration statement filed under the Securities Act of 1933, file No. 333-78829, was July 29, 1999. Proceeds of the offering were applied from August 4, 1999 through October 31, 1999 as follows: repayment of a loan from Pharmacia & Upjohn, Inc. -- $4.5 million; repurchase of 1,694,273 shares of Class A Common Stock from a stockholder -- $4.0 million; funding clinical trials -- $3.4 million; working capital -- $3.0 million; and temporary investments in high grade commercial paper.

ITEM 6.  SELECTED FINANCIAL DATA

Set forth below is the selected financial data for Biopure for the five fiscal years ended October 31, 1999.

                                                --------------------------------------------------------
                                                             FISCAL YEAR ENDED OCTOBER 31,
                                                --------------------------------------------------------
                                                  1999        1998        1997        1996        1995
                                                --------    --------    --------    --------    --------
In thousands, except per share data
STATEMENTS OF OPERATIONS DATA:
Total revenues................................  $  2,866    $  1,131    $     --    $     71    $     46
Cost of revenues..............................     6,814       1,543          --          --          --
                                                --------    --------    --------    --------    --------
Gross profit (loss)...........................    (3,948)       (412)         --          71          46
Operating expenses:
  Research and development....................    24,166      22,950      23,494      18,924      16,498
  Sales and marketing.........................     2,922       2,444         694          --          --
  General and administrative..................     5,266       4,660       2,920       3,506       3,945
                                                --------    --------    --------    --------    --------
Total operating expenses......................    32,354      30,054      27,108      22,430      20,443
                                                --------    --------    --------    --------    --------
Income (loss) from operations.................   (36,302)    (30,466)    (27,108)    (22,359)    (20,397)
Total other income (expense)..................       772         419        (310)        765        (623)
                                                --------    --------    --------    --------    --------
Net income (loss).............................   (35,530)    (30,047)    (27,418)    (21,594)    (21,020)
Stock dividends on preferred stock............   (17,915)         --          --          --          --
                                                --------    --------    --------    --------    --------
Net loss applicable to common stockholders....  $(53,445)   $(30,047)   $(27,418)   $(21,594)   $(21,020)
                                                ========    ========    ========    ========    ========
Historical basic net income (loss) per common
  share.......................................  $  (3.61)   $  (2.41)   $  (2.23)   $  (1.77)   $  (1.73)
Historical weighted-average common shares
  outstanding.................................    14,813      12,460      12,300      12,215      12,171
Pro forma basic net income (loss) per common
  share.......................................  $  (2.62)   $  (1.65)
Pro forma weighted-average common shares
  outstanding.................................    20,369      18,237

                                                     ---------------------------------------------------
                                                                       AT OCTOBER 31,
                                                     ---------------------------------------------------
                                                      1999       1998       1997       1996       1995
                                                     -------    -------    -------    -------    -------
In thousands
BALANCE SHEET DATA:
Cash and cash equivalents..........................  $30,778    $ 6,063    $13,527    $12,772    $ 7,924
Total current assets...............................   38,277     13,175     15,221     13,636     10,453
Working capital....................................   27,872      1,986      5,368      8,111      3,406
Net property and equipment.........................   27,447     29,606     27,408     29,438     28,272
Total assets.......................................   66,230     44,848     44,054     43,462     40,218
Long-term debt (including current portion).........       --      6,000      8,000      9,000         --
Common stock to be repurchased.....................       --      6,300      6,300         --         --
Total stockholders' equity.........................   54,037     21,449     20,222     26,417     31,875

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and the related Notes included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements.

OVERVIEW

We are a leading developer, manufacturer and marketer of oxygen therapeutics. Our oxygen therapeutics are pharmaceuticals that one administers intravenously into the circulatory system to increase oxygen delivery to the body's tissues. We have developed and manufacture, using a proprietary process and patented technology, two hemoglobin-based oxygen carriers. Hemopure, for human use, is currently in a pivotal Phase III clinical trial in the United States. Oxyglobin, for veterinary use, is the only hemoglobin-based oxygen carrier approved by the FDA and the European Medicines Evaluation Agency.

Since inception, we have devoted substantially all of our resources to our research and development programs and manufacturing. We have been dependent upon funding from debt and equity financings, strategic corporate alliances, licensing agreements and interest income. We have not been profitable since inception and had an accumulated deficit of $250.4 million as of October 31, 1999. We expect to incur additional operating losses over the next several years in connection with clinical trials, pre-marketing expenditures for Hemopure, expanded marketing of Oxyglobin and increases in production. We began generating revenue from the sale of Oxyglobin in fiscal 1998.

RESULTS OF OPERATIONS

Fiscal Years Ended October 31, 1999 and 1998

Total revenues were $2.9 million in fiscal 1999, as compared to $1.1 million in fiscal 1998, an increase of approximately 153.4%. Revenues in fiscal 1999 included $2.8 million of Oxyglobin sales as compared to $942,000 in fiscal 1998, an increase of approximately 191.8%. Product sales of Oxyglobin represent approximately 95.9% of the Company's total revenues in fiscal 1999 as compared to 83.3% in fiscal 1998. Oxyglobin sales commenced in mid-March 1998 to emergency and specialty practices in the United States. We launched Oxyglobin nationally in October 1998. Total revenues also reflect $117,000 and $189,000 in fiscal 1999 and 1998 respectively, from license and development activities, grants and product sales unrelated to our oxygen therapeutic products.

Cost of revenues totaled $6.8 million in fiscal 1999, an increase of $5.3 million or 341.6% as compared to fiscal 1998. We did not record any cost of revenues in the first nine months of fiscal 1998. Cost of revenues in fiscal 1999 reflects the direct costs associated with the production of Oxyglobin and allocation of a portion of the fixed costs of the unused production capacity. The remainder of these fixed costs and the direct costs of production of clinical trial materials were allocated to research and development.

Research and development expenses increased 5.3% to $24.2 million in fiscal 1999 from $23.0 million in fiscal 1998. The increase was primarily due to the expenses associated with an increase in Phase III clinical trial activities for Hemopure and an increase in other development efforts related to ongoing research and development programs. Increases in research and development expenses are offset to an extent by the reduction in the allocation of manufacturing expenses previously charged against it. We expect that in the near-term, research and development expenses will remain stable as we continue our development efforts with respect to potential uses for Hemopure.

Sales and marketing expenses increased 19.6% to $2.9 million in fiscal 1999 from $2.4 million in fiscal 1998. This increase was primarily due to increased sales and marketing personnel, as well as selling, advertising, marketing and distribution expenses related to the national product launch of Oxyglobin.

General and administrative expenses increased 13.0% to $5.3 million in fiscal 1999 from $4.7 million in fiscal 1998. This was attributable to increased management personnel, in part attendant to Biopure's becoming publicly traded, partially offset by decreased market research, public relations and other consulting expenses.

Total other income (expense) consists primarily of interest income and other non-product related income partially offset by interest expense and other non-operating expenses. Total other income (expense) was income of $772,000 in fiscal 1999 compared to $419,000 in fiscal 1998. This increase of $353,000 was primarily attributable to a reduction in interest expense resulting from the retirement of long term debt with proceeds utilized from the public offering.

Historical basic net loss per common share for fiscal 1999 was $3.61, compared to $2.41 for the same period in 1998. The pro forma basic net loss per common share for fiscal 1999 was $2.62, compared with $1.65 for the same period in 1998. The 1999 historical and pro forma basic net loss per common share include a one-time charge of $1.21 and $0.88, respectively, associated with $17,915,000 in common stock dividends issued to preferred stockholders. Historical basic net loss per share is computed based on the weighted-average number of common shares outstanding during the period. Pro forma basic net loss per share is computed using the weighted-average number of outstanding shares assuming conversion of all convertible preferred shares into common shares at date of original issuance.

Fiscal Years Ended October 31, 1998 and 1997

Total revenues were $1.1 million in fiscal 1998. We did not realize any revenues in fiscal 1997. Revenues in fiscal 1998 included $942,000 of Oxyglobin sales. Oxyglobin sales commenced in mid-March of fiscal 1998 to a discrete number of emergency and specialty practices in the United States. We launched Oxyglobin nationally in October 1998. Total revenues in fiscal 1998 also reflect $189,000 from license and development activities and product sales unrelated to our oxygen therapeutic products.

Cost of revenues was $1.5 million in fiscal 1998. We did not realize any cost of revenues in fiscal 1997. Cost of revenues in fiscal 1998 reflects the allocation of a portion of the manufacturing costs after FDA approval for Oxyglobin and completion of a process expansion project in August 1998. These costs were entirely allocated to research and development expenses prior to August 1998.

Research and development expenses decreased 2.3% to $23.0 million in fiscal 1998 from $23.5 million in fiscal 1997. This decrease was attributable to the $1.5 million allocation of manufacturing expenses associated with the production of Oxyglobin to cost of revenues from research and development expenses. This decrease was partially offset by an increase in preclinical activities during fiscal 1998 as compared to fiscal 1997.

Sales and marketing expenses increased 252.2% to $2.4 million in fiscal 1998 from $694,000 in fiscal 1997. This increase was primarily attributable to increased sales and marketing personnel and product launch, selling, marketing and distribution expenses related to Oxyglobin.

General and administrative expenses increased 59.6% to $4.7 million in fiscal 1998 from $2.9 million in fiscal 1997. This increase was primarily attributable to the addition of five people in the general and administrative department, in part in anticipation of Biopure's initial public offering, and expenses related to Hemopure market research and public relations activities.

Total other income (expense) was income of $419,000 in fiscal 1998 compared to an expense of $310,000 in fiscal 1997. This change of $729,000 was primarily associated with increased interest income from higher average cash balances which were approximately $21.6 million in fiscal 1998 compared to $10.6 million in fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

At October 31, 1999, we had current assets of $38.3 million, which consisted primarily of $30.8 million in cash and cash equivalents, $3.2 million in net inventory and $3.5 million held in an escrow account by

Biopure as a settlement payment by which we reacquired shares of class A common stock and license rights. At October 31, 1999, current liabilities were $10.4 million. The $30.8 million in cash and cash equivalents at October 31, 1999 is a net increase of $24.7 million since October 31, 1998. The increase in cash and cash equivalents is primarily attributable to $67.8 million in net proceeds from the sale of preferred and common stock offset by $30.2 million used in operations, $6.0 million used to repay long-term debt, $6.0 million used to repurchase common stock and $1.8 million invested in property and equipment.

We have financed operations from inception primarily through sales of equity securities, development and license agreement payments, interest income and debt. Our primary investment objective is preservation of principal and currently we invest in high grade commercial paper. We have not been profitable since inception and had an accumulated deficit of $250.4 million as of October 31, 1999. We will continue to generate losses for the foreseeable future. We believe our current cash and cash equivalents should be sufficient to meet our projected requirements until July 2000, including the anticipated completion of our pivotal Phase III trial. Our cash requirements may vary significantly from current projections. In order for us to remain a going concern we will require significant funding. We are exploring opportunities to raise capital through equity offerings, the issuance of debt securities, strategic alliances and other financing vehicles. However, additional financing or strategic alliances may not be available when needed, or, if available, may not be on favorable terms. Our forecast of the period of time through which our financial resources would be adequate to support our operations is forward-looking information and, as such, actual results may vary.

On August 4, 1999 the Company received $39.06 million of proceeds from its initial public offering (IPO) of 3,500,000 shares of class A common stock, at a price of $12.00 per share, before estimated expenses of $1.36 million. Upon the closing of the IPO, all shares of preferred stock converted into shares of class A common stock and reflected a reverse two for three stock split. The holders of the series B convertible preferred stock received an additional 280,000 shares in the aggregate upon conversion and the holders of the series C convertible preferred stock received an additional 1,200,000 shares in the aggregate upon conversion. The fair market value of such additional shares has been treated, for accounting purposes, as a dividend. Consequently, the Company recorded a dividend of $17.76 million in the third quarter of 1999.

On August 5, 1999 the Company paid $4.0 million, which was in addition to an existing balance of $1.0 million in an escrow account, to complete the repurchase of 1,694,273 shares of its class A common stock from a shareholder.

We plan to spend approximately $8.0 million on capital projects for our existing facilities over the next two years. We will also need to construct additional manufacturing facilities to attain annual capacity in excess of 120,000 units of Hemopure. We may incur additional costs in fiscal 2000 to begin engineering and design work for these facilities.

As of October 31, 1999, we had net operating loss carryforwards of approximately $161.0 million to offset future federal and state taxable income through 2019. Due to the degree of uncertainty related to the ultimate realization of such prior losses, no benefit has been recognized in our financial statements as of October 31, 1999. Utilization of such losses in future years may be limited under the change of stock ownership rules of the Internal Revenue Service.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which will be effective for the Company in the first quarter of fiscal 2001. The Company is currently evaluating the effect that implementation of the new standard will have on its financial statements but believes the effect will be immaterial.

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

State of Readiness

We have made an assessment of the ability of our critical information and non-critical information systems to function properly with respect to dates in the year 2000 and thereafter. We have based this assessment upon communications with equipment and software vendors, literature supplied with software and in connection with maintenance contracts and test evaluations of our systems. Our critical systems are defined as: transactional systems affecting product manufacturing, delivery and quantity; systems which play an infrastructure role in supporting our business and scientific operations; and systems which use forward-looking or date-based forecasting such as sample or batch expiration dates.

We have identified potential problems in some of our critical systems and began repairing, upgrading or replacing such systems in the second quarter of fiscal 1999. We completed the process of repairing, upgrading or replacing both critical and non-critical systems by the end of calendar year 1999. The rollover to the year 2000 occurred with no disruption to our business. We will continue to monitor and remediate any problems that occur in the first calendar quarter of 2000.

Costs

As of January 7, 2000, we have incurred approximately $230,000 in costs in connection with Year 2000 compliance issues. These costs include certain information systems equipment purchased on a three-year lease agreement.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted as a separate section of this report commencing on Page F-1.

Schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

The information required by Item 10 -- Directors and Executive Officers of the Registrant; Item 11 -- Executive Compensation; Item 12 -- Security Ownership of Certain Beneficial Owners and Management; and Item 13 -- Certain Relationships and Related Transactions is incorporated into Part III of this Annual Report on Form 10-K by reference to the Company's Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 5, 2000.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1) and (2). The response to this portion of Item 14 is submitted as a separate section of this report commencing on page F-1.

(a)(3) and (c). Exhibits (numbered in accordance with Item 601 of Regulation
S-K)

                                 EXHIBIT INDEX

EXHIBIT                                                                   INCORPORATED
NO.       DESCRIPTION                                                     BY REFERENCE
-------   -----------                                                     ------------
3(i)      Restated Certificate of Incorporation of Biopure                      #
 3(ii)    By-laws of Biopure, as amended                                        *
10.1      Purchase Agreement between Biopure and INPACO Corporation,            *
          dated August 28, 1997
10.2      Agreement between Biopure and Moyer Packing Company dated             *
          October 21, 1994
10.3      Agency Agreement between Biopure and The Butler Company               *
          dated March 29, 1999
10.4      Promissory Note dated July 31, 1995, from Carl Rausch in              *
          favor of Biopure in the amount of $1,009,772.01
10.5      Promissory Note dated July 31, 1995, from Carl Rausch in              *
          favor of Biopure in the amount of $216,033.05
10.6      Promissory Note dated July 31, 1995, from Edward Jacobs,              *
          Jr., in favor of Biopure in the amount of $262,120.10
10.7      Promissory Note dated July 31, 1995, from Bing Wong in favor          *
          of Biopure in the amount of $70,714.82
10.8      Promissory Note dated July 31, 1995, from Maria Gawryl in             *
          favor of Biopure in the amount of $12,601.93
10.9      Promissory Note dated July 31, 1995, from Geoff Filbey in             *
          favor of Biopure in the amount of $47,707.30
10.10     Lease Agreement dated October 12, 1990, between Biopure and           *
          Tarvis Realty Trust
10.11     Lease Agreement dated May 23, 1997, between Biopure and               *
          Karpowicz Family Trust
10.12     Lease Agreement dated March 31, 1995, between Biopure and             *
          New England Innovatins Corp.
10.13     Lease Agreement dated April 29, 1994, between Biopure and             *
          Eleven Hurley Street Associates
10.14     Lease Agreement dated May 10, 1994, between Biopure and               *
          Tarvis Realty Trust
10.15     Lease Agreement dated August 23, 1994, between Biopure and            *
          Tarvis Realty Trust
10.16     Lease Agreement dated October 21, 1994, between Biopure and           *
          Moyer Packing Company
10.17     Deferred Compensation Agreement with Carl Rausch dated                *
          August 8, 1990, as amended December 12, 1995
10.18     1993 Incentive Compensation Plan                                      *
10.19     1998 Stock Option Plan                                                *
10.20     1999 Omnibus Securities and Incentive Plan                            *
10.21     Employment Agreement between Biopure and Daniel R. Davis              *
          dated December 3, 1998 and as amended and restated as of
          June 24, 1999
10.22     Employment Agreement between Biopure Corporation and Paul A.          *
          Looney dated as of June 9, 1999
10.23     Employment Agreement Concerning Protection of Company                 *
          Property and the Arbitration of Legal Disputes

EXHIBIT                                                                   INCORPORATED
NO.       DESCRIPTION                                                     BY REFERENCE
-------   -----------                                                     ------------
 10.24    1990 Incentive Compensation and Company Stock Purchase                *
          Agreement
10.25     Rights Agreement between Biopure and American Stock Transfer         **
          & Trust Company dated September 21, 1999
24.1      Powers of Attorney                                                    #
27.1      Financial Data Schedule                                               #
99.0      Factors to Consider in Connection with Forward-Looking                #
          Statements

---------------
# Filed herewith.

  * Previously filed as a exhibit to the Company's Registration Statement on Form S-1 (File No. 333-78829) and incorporated herein by reference thereto.

 ** Previously filed as an exhibit to the Company's Report on Form 8-A dated
    November 4, 1999 and incorporated herein by reference thereto.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1994, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: January 28, 2000                   BIOPURE CORPORATION

                                          By: /s/ Francis H. Murphy
                                            ------------------------------------
                                              Francis H. Murphy
                                              Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                     SIGNATURE                                TITLE                   DATE
                     ---------                                -----                   ----
/s/ Carl W. Rausch*                                  Chairman and               January 28, 2000
---------------------------------------------------  Chief Executive Officer
Carl W. Rausch

/s/ David N. Judelson*                               Director, Vice Chairman    January 28, 2000
---------------------------------------------------
David N. Judelson

/s/ Paul A. Looney*                                  Director, President        January 28, 2000
---------------------------------------------------
Paul A. Looney

/s/ Daniel P. Harrington*                            Director                   January 28, 2000
---------------------------------------------------
Daniel P. Harrington

/s/ Stephen A. Kaplan*                               Director                   January 28, 2000
---------------------------------------------------
Stephen A. Kaplan

/s/ C. Everett Koop, M.D.*                           Director                   January 28, 2000
---------------------------------------------------
C. Everett Koop, M.D.

/s/ Charles A. Sanders, M.D.*                        Director                   January 28, 2000
---------------------------------------------------
Charles A. Sanders, M.D.

/s/ Francis H. Murphy                                Chief Financial Officer    January 28, 2000
---------------------------------------------------
Francis H. Murphy

*By: /s/ Francis H. Murphy
--------------------------------------------------
     Francis H. Murphy
     Attorney-in-Fact

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Ernst & Young LLP, Independent Auditors...........  F-2
Consolidated Balance Sheets at October 31, 1999 and, October
31, 1998....................................................  F-3
Consolidated Statements of Operations for the Years Ended
  October 31, 1999, 1998 and 1997...........................  F-4
Consolidated Statements of Stockholders' Equity for the
  Years Ended October 31, 1999, 1998 and 1997...............  F-5
Consolidated Statements of Cash Flows for the Years Ended
  October 31, 1999, 1998 and 1997...........................  F-6
Notes to Consolidated Financial Statements..................  F-7

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors and Stockholders
Biopure Corporation

We have audited the accompanying consolidated balance sheets of Biopure Corporation (the Company) as of October 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended October 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Biopure Corporation at October 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 31, 1999, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 2 to the consolidated financial statements, the Company's recurring losses from operations raise substantial doubt about its ability to continue as a going concern. Management's plans as to these matters are described in Note 2. The 1999 consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

                                          ERNST & YOUNG LLP

Boston, Massachusetts
December 10, 1999

                              BIOPURE CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                              ---------------------
                                                                   OCTOBER 31,
                                                              ---------------------
                                                                1999        1998
                                                              ---------   ---------
In thousands, except share and per share data
ASSETS:
Current assets:
  Cash and cash equivalents.................................  $  30,778   $   6,063
  Accounts receivable, less allowance of $65 and $28 at
    October 31, 1999 and 1998, respectively.................        321         346
  Inventory, net............................................      3,182       3,072
  Current portion of restricted cash........................      3,508       3,508
  Other current assets......................................        488         186
                                                              ---------   ---------
    Total current assets....................................     38,277      13,175
Property and equipment:
  Equipment.................................................     24,699      23,021
  Leasehold improvements....................................     13,567      13,330
  Furniture and fixtures....................................      1,100       1,078
  Construction in progress..................................      4,979       5,144
                                                              ---------   ---------
                                                                 44,345      42,573
  Accumulated depreciation and amortization.................    (16,898)    (12,967)
                                                              ---------   ---------
Net property and equipment..................................     27,447      29,606
Investment in affiliate.....................................        101         131
Other assets................................................        405       1,936
                                                              ---------   ---------
    Total assets............................................  $  66,230   $  44,848
                                                              =========   =========
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
  Accounts payable..........................................  $     741   $   1,523
  Accrued expenses..........................................      9,664       7,666
  Current portion of long-term debt.........................         --       2,000
                                                              ---------   ---------
    Total current liabilities...............................     10,405      11,189
Long-term debt..............................................         --       4,000
Deferred compensation.......................................      1,788       1,910
Commitments and contingencies...............................         --          --
Common stock to be repurchased (No shares of Class A common
  stock at October 31, 1999 and 2,013,956 shares at 1998)...         --       6,300
Stockholders' equity:
  Preferred stock, $0.01 par value, 30,000,000 shares
    authorized at October 31, 1999 and 5,900,000 at 1998....
  Series A, 346,663 shares designated, issued and
    outstanding at October 31, 1998.........................         --           3
  Series B, 2,358,490 shares designated; 2,127,251 shares
    issued and outstanding at October 31, 1998..............         --          22
  Series C, 2,830,188 shares designated, issued and
    outstanding at October 31, 1998.........................         --          28
  Common stock:
  Class A, $0.01 par value, 100,000,000 shares authorized at
    October 31, 1999 and 35,000,000 at 1998, 22,280,867 and
    10,742,503 shares issued, 22,280,867 and 10,539,225
    shares outstanding at October 31, 1999 and 1998,
    respectively............................................        223         107
  Class B, $1.00 par value, 179 shares authorized, 117.7
    shares issued and outstanding...........................         --          --
  Capital in excess of par value............................    282,054     197,495
  Contributed capital.......................................     24,574      24,574
  Notes receivable..........................................     (2,463)     (2,291)
  Treasury stock, at cost (No shares of Class A common stock
    at October 31, 1999 and 203,278 shares at 1998).........         --      (1,583)
  Accumulated deficit.......................................   (250,351)   (196,906)
                                                              ---------   ---------
    Total stockholders' equity..............................     54,037      21,449
                                                              ---------   ---------
    Total liabilities and stockholders' equity..............  $  66,230   $  44,848
                                                              =========   =========

See accompanying notes.

                              BIOPURE CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      -----------------------------------------
                                                               YEAR ENDED OCTOBER 31,
                                                      -----------------------------------------
                                                         1999           1998           1997
                                                      -----------    -----------    -----------
In thousands, except share and per share data
Revenues:
  Oxyglobin.........................................  $     2,749    $       942    $        --
  Other.............................................          117            189             --
                                                      -----------    -----------    -----------
Total revenues......................................        2,866          1,131             --
Cost of revenues....................................        6,814          1,543             --
                                                      -----------    -----------    -----------
Gross profit (loss).................................       (3,948)          (412)            --
Operating expenses:
  Research and development..........................       24,166         22,950         23,494
  Sales and marketing...............................        2,922          2,444            694
  General and administration........................        5,266          4,660          2,920
                                                      -----------    -----------    -----------
     Total operating expenses.......................       32,354         30,054         27,108
                                                      -----------    -----------    -----------
Income (loss) from operations.......................      (36,302)       (30,466)       (27,108)
Other income (expense):
  Interest income...................................        1,041          1,417            705
  Interest expense..................................         (469)          (799)        (1,015)
  Other.............................................          200           (199)            --
                                                      -----------    -----------    -----------
     Total other income (expense)...................          772            419           (310)
                                                      -----------    -----------    -----------
Net income (loss)...................................      (35,530)       (30,047)       (27,418)
Stock dividends on preferred stock..................      (17,915)            --             --
                                                      -----------    -----------    -----------
Net loss applicable to common stockholders..........  $   (53,445)   $   (30,047)   $   (27,418)
                                                      ===========    ===========    ===========
Historical:
  Basic net income (loss) per common share..........  $     (3.61)   $     (2.41)   $     (2.23)
                                                      ===========    ===========    ===========
  Weighted-average shares used in computing basic
     net income (loss) per common share.............   14,813,045     12,460,070     12,299,716
                                                      ===========    ===========    ===========
Pro forma (unaudited):
  Pro forma basic net income (loss) per common
     share..........................................  $     (2.62)   $     (1.65)
                                                      ===========    ===========
  Weighted-average shares used in computing pro
     forma basic net income (loss) per common
     share..........................................   20,368,860     18,236,894
                                                      ===========    ===========

See accompanying notes.

                              BIOPURE CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                           COMMON STOCK
                                                               -------------------------------------   CAPITAL IN
                                           PREFERRED STOCK           CLASS A             CLASS B         EXCESS
                                         -------------------   -------------------   ---------------     OF PAR     CONTRIBUTED
                                           SHARES     AMOUNT     SHARES     AMOUNT   SHARES   AMOUNT     VALUE        CAPITAL
                                         ----------   ------   ----------   ------   ------   ------   ----------   -----------
In thousands, except share and per
  share data
Balance at October 31, 1996............     346,663    $  3    12,432,609    $124    114.5      $--     $145,015      $24,245
  Exercise of stock options............                            50,434       1                             45
  Sale of preferred stock..............   2,127,251      22                                               21,715
  Sale of common stock.................                           130,208       1      3.2                 5,574
  Common stock to be repurchased.......                        (2,013,956)    (20)                        (6,280)
  Services contributed by
    stockholder........................                                                                                   329
  Accrued interest.....................
  Net loss.............................
                                         ----------    ----    ----------    ----    -----      --      --------      -------
Balance at October 31, 1997............   2,473,914      25    10,599,295     106    117.7      --       166,069       24,574
  Exercise of stock options............                            27,783                                     68
  Sale of preferred stock..............   2,830,188      28                                               28,181
  Sale of common stock.................                            92,592       1                          2,463
  Common stock issued in exchange for
    release of debt obligation.........                            22,833                                    438
  Equity compensation..................                                                                      276
  Accrued interest.....................
  Net loss.............................
                                         ----------    ----    ----------    ----    -----      --      --------      -------
Balance at October 31, 1998............   5,304,102      53    10,742,503     107    117.7      --       197,495       24,574
  Exercise of stock options............                            17,117                                     88
  Sale of preferred stock..............   2,610,264      26                                               30,099
  Sale of common stock.................                         3,500,000      35                         37,667
  Conversion of preferred stock to
    common stock.......................  (7,914,366)    (79)    8,224,525      82                         17,912
  Stock repurchase adjustment..........                                                                      300
  Retirement of treasury stock.........                          (203,278)     (1)                        (1,582)
  Equity compensation..................                                                                       75
  Accrued interest.....................
  Net loss.............................
                                         ----------    ----    ----------    ----    -----      --      --------      -------
Balance at October 31, 1999............          --    $ --    22,280,867    $223    117.7      $--     $282,054      $24,574
                                         ==========    ====    ==========    ====    =====      ==      ========      =======


                                                                                   TOTAL
                                           NOTES      TREASURY   ACCUMULATED   STOCKHOLDERS'
                                         RECEIVABLE    STOCK       DEFICIT        EQUITY
                                         ----------   --------   -----------   -------------
In thousands, except share and per
  share data
Balance at October 31, 1996............   $(1,946)    $(1,583)    $(139,441)     $ 26,417
  Exercise of stock options............                                                46
  Sale of preferred stock..............                                            21,737
  Sale of common stock.................                                             5,575
  Common stock to be repurchased.......                                            (6,300)
  Services contributed by
    stockholder........................                                               329
  Accrued interest.....................      (164)                                   (164)
  Net loss.............................                             (27,418)      (27,418)
                                          -------     -------     ---------      --------
Balance at October 31, 1997............    (2,110)     (1,583)     (166,859)       20,222
  Exercise of stock options............                                                68
  Sale of preferred stock..............                                            28,209
  Sale of common stock.................                                             2,464
  Common stock issued in exchange for
    release of debt obligation.........                                               438
  Equity compensation..................                                               276
  Accrued interest.....................      (181)                                   (181)
  Net loss.............................                             (30,047)      (30,047)
                                          -------     -------     ---------      --------
Balance at October 31, 1998............    (2,291)     (1,583)     (196,906)       21,449
  Exercise of stock options............                                                88
  Sale of preferred stock..............                                            30,125
  Sale of common stock.................                                            37,702
  Conversion of preferred stock to
    common stock.......................                                            17,915
  Stock repurchase adjustment..........                                               300
  Retirement of treasury stock.........                 1,583                          --
  Equity compensation..................                                                75
  Accrued interest.....................      (172)                                   (172)
  Net loss.............................                             (53,445)      (53,445)
                                          -------     -------     ---------      --------
Balance at October 31, 1999............   $(2,463)    $    --     $(250,351)     $ 54,037
                                          =======     =======     =========      ========

See accompanying notes.

                              BIOPURE CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             --------------------------------
                                                                  YEAR ENDED OCTOBER 31,
                                                             --------------------------------
                                                               1999        1998        1997
                                                             --------    --------    --------
In thousands
OPERATING ACTIVITIES:
Net income (loss)..........................................  $(35,530)   $(30,047)   $(27,418)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation.............................................     3,931       3,262       3,090
  Equity compensation......................................        75         276          --
  Deferred compensation....................................      (122)        231         192
  Accrued interest on stockholders' notes receivable.......      (172)       (181)       (164)
  Equity in affiliate's operations.........................        30          35          59
  Services contributed by stockholder......................        --          --         329
  Changes in assets and liabilities:
     Inventories...........................................      (110)     (3,072)         --
     Accounts receivable...................................        25        (346)         --
     Other receivable (affiliate)..........................        --          --         654
     Other current assets..................................       302          89         (65)
     Accounts payable......................................      (782)        441        (769)
     Accrued expenses......................................     1,394         682       2,354
                                                             --------    --------    --------
       Net cash used in operating activities...............   (30,959)    (28,630)    (21,738)
INVESTING ACTIVITIES:
Purchase of property and equipment.........................    (1,772)     (4,809)     (1,350)
Other assets...............................................     1,531        (341)        (78)
Restricted cash............................................        --      (2,425)     (2,437)
                                                             --------    --------    --------
       Net cash used in investing activities...............      (241)     (7,575)     (3,865)
FINANCING ACTIVITIES:
Net proceeds from sale of common stock.....................    37,702       2,464       5,575
Net proceeds from sale of preferred stock..................    30,125      28,209      21,737
Payment of long-term debt..................................    (6,000)     (2,000)     (1,000)
Repurchase of common stock.................................    (6,000)         --          --
Proceeds from exercise of stock options....................        88          68          46
                                                             --------    --------    --------
       Net cash provided by financing activities...........    55,915      28,741      26,358
                                                             --------    --------    --------
Increase (decrease) in cash and cash equivalents...........    24,715      (7,464)        755
Cash and cash equivalents at beginning of period...........     6,063      13,527      12,772
                                                             --------    --------    --------
Cash and cash equivalents at end of period.................  $ 30,778    $  6,063    $ 13,527
                                                             ========    ========    ========
Interest paid..............................................  $    435    $    693    $  1,131
                                                             ========    ========    ========

See accompanying notes.

                              BIOPURE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS AND ORGANIZATION

Biopure Corporation (the Company) develops, manufactures and markets oxygen therapeutics. Its products are Hemopure, for human use, and Oxyglobin, for veterinary use. The Company is developing Hemopure as an alternative to red blood cell transfusions as well as for use in the treatment of other critical care conditions.

During 1998, the Company began selling Oxyglobin. Initially, sales were made on a limited basis directly to emergency and specialty veterinary practices. In October 1998, the Company began selling Oxyglobin nationwide through several veterinary distributors, who purchase product for immediate and direct sale to veterinary practices.

Costs of revenues include significant depreciation of production equipment and other fixed and variable costs associated with the production of Oxyglobin. The manufacturing process requires certain machinery to run on 24-hour cycles even when production runs are not occurring. These costs are anticipated to be better rationalized if demand and production increase.

Additionally, during 1999, the Company continued human clinical trials of its Hemopure solution in the United States, Europe and South Africa. These clinical trials are expensive and a significant cause of the Company's operating losses. Although there cannot be any assurance that its Hemopure solution will be approved by a country's regulatory authority, the trials to date have produced satisfactory results, which have allowed the Company to continue clinical progress.

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements reflect the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

On June 24, 1999, the Board of Directors approved a two for three reverse stock split of common shares which was effected in the form of a reverse stock dividend on July 21, 1999. All common share and per common share amounts included in the accompanying consolidated financial statements and notes thereto have been retroactively restated to give effect to this reverse stock split.

The financial statements of the Company have been presented on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, the Company may not be able to continue its operations because it has experienced significant operating losses, which it expects will continue and has limited sources of funding for continuing operations. In order to continue as a going concern, the Company's plans at this time are focused on obtaining new sources of equity financing, if possible, and securing strategic alliance arrangements that will provide cash for operations. However, there can be no assurance that any such additional financing will be available to the Company on terms that it deems acceptable, if at all. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Risks and Uncertainties

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Some of the Company's key materials used in production are obtained from sole source suppliers. Although such materials are available from other suppliers, the Company must test materials not previously used in order to assure the materials meet the Company's requirements.

Cash and Cash Equivalents

The Company considers all liquid securities with original maturities of three months or less to be cash equivalents.

Inventories

Inventories are stated at the lower of cost (determined using the first-in, first-out method) or market. Inventories are reviewed periodically during the year for slow-moving, obsolete or off-grade status based on sales activity, both projected and historical. Appropriate reserves are established for any inventory that falls into these categories.

Property and Equipment

Property and equipment are recorded at cost and depreciated over the estimated useful lives of the assets using the straight-line method. The estimated useful lives of these assets are as follows:

Leasehold improvements..............................  Life of the lease
Major equipment.....................................  12 years
Equipment...........................................  5-7 years
Furniture and fixtures..............................  5 years
Computer equipment..................................  3 years

Revenue Recognition

The Company recognizes revenue from product sales at the time of shipment. Other revenues consist primarily of royalties from the sale of an enzyme material previously licensed to a pharmaceutical company and a Small Business Innovative Research grant offset by associated costs. The Company recognizes revenue from royalties when earned upon sale of the licensed products.

Stock-Based Compensation

The Company grants stock options for a fixed number of shares, generally with an exercise price equal to the market value of the shares at the date of grant, as determined by the board of directors. The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), in accounting for its stock-based compensation plans, rather than the alternative fair value accounting method provided for under Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation (Statement 123), as this alternative requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, when the exercise price of options granted to employees under these plans equals the market price of the underlying stock on the date of grant, no compensation expense is required.

Net Income (Loss) Per Share

Historical basic net income (loss) per share is computed based on the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed based upon the weighted-average number of common shares outstanding during the year, adjusted for the dilutive effect of shares issuable upon the conversion of preferred stock outstanding and the exercise of common stock options and warrants determined based upon average market price of common stock for the period. Diluted net income (loss) per share are not presented in the accompanying consolidated financial statements because the Company had losses for all periods presented.

Unaudited Pro Forma Net Income (Loss) Per Common Share

The unaudited pro forma basic net income (loss) per common share is computed using the weighted-average number of outstanding common shares assuming conversion of all convertible preferred shares into common shares (at date of original issuance), which occurred upon completion of the initial public offering.

Calculation of Net Loss Per Share

                                                      -----------------------------------------
                                                               YEAR ENDED OCTOBER 31,
                                                      -----------------------------------------
                                                         1999           1998           1997
                                                      -----------    -----------    -----------
IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA
Historical:
  Net income (loss).................................  $   (35,530)   $   (30,047)   $   (27,418)
  Stock dividends on preferred stock................      (17,915)            --             --
                                                      -----------    -----------    -----------
     Net income (loss) applicable to common
       stockholders.................................  $   (53,445)   $   (30,047)   $   (27,418)
                                                      ===========    ===========    ===========
  Weighted-average number of common shares
     outstanding....................................   14,813,045     12,460,070     12,299,716
                                                      ===========    ===========    ===========
Basic net income (loss) per common share............  $     (3.61)   $     (2.41)   $     (2.23)
                                                      ===========    ===========    ===========
Pro forma (unaudited):
  Weighted-average number of common shares:
     Historical outstanding.........................   14,813,045     12,460,070
     Issued upon assumed conversion of preferred
       stock........................................    5,555,815      5,776,824
                                                      -----------    -----------
  Total weighted-average number of common shares
     used in computing basic pro forma net income
     (loss) per common share........................   20,368,860     18,236,894
                                                      ===========    ===========
  Basic pro forma net income (loss) per common
     share..........................................  $     (2.62)   $     (1.65)
                                                      ===========    ===========

Recently Issued Accounting Standards

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 131, Disclosures About Segments of an Enterprise and Related Information (Statement 131), which establishes standards for public companies to report information about operating segments in financial statements. Statement 131 supersedes Statement No. 14, Financial Reporting for Segments of a Business Enterprise; however, Statement 131 retains the requirements to report information about major customers. The Company adopted this statement effective November 1, 1998. The Company believes it currently operates in one segment, its Oxyglobin veterinary product, and consequently, adoption of SFAS No. 131 did not result in any significant change in the presentation of the Company's disclosures. As the Company develops new products and expands its operations, the Company will re-evaluate these disclosures.

In March 1998, the Accounting Standards Executive Committee (AcSEC) issued Statement of Position (SOP) No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The SOP provides guidance for the capitalization of certain costs incurred to develop or obtain internal-use software. SOP No. 98-1 is effective for the Company in fiscal 2000. The adoption of this standard is not expected to have a material effect on the Company's financial position or operating results.

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which will be effective for the Company in the first quarter of Fiscal 2001. The Company is currently evaluating the effect that implementation of the new standard will have on its financial statements but believes the effect will be immaterial.

3. TRANSACTIONS WITH RELATED PARTIES

At October 31, 1999, approximately 22% of the outstanding shares of Class A Common Stock of Biopure were owned by two limited partnerships, Biopure Associates Limited Partnership and Biopure Associates Limited Partnership II. The primary purpose of these partnerships is to own shares of common stock of the Company. The general partners of these partnerships are officers of the Company, and the limited partners include certain employees, officers, directors and consultants to the Company.

During 1999, 1998 and 1997, the Company made payments of approximately $270,000, $344,000 and $301,000, respectively, to directors and consultants who have ownership interests in the Company.

In August 1990, the Company made loans to certain directors and officers to allow them to purchase Class A Common Stock. The principal and interest, for all loans except the loan made to Mr. Rausch, is due on July 31, 2000. The principal and interest on Mr. Rausch's loan is due on July 31, 2003. The notes receivable, for all loans except the loan made to Mr. Rausch, bear interest at the prime rate (8.25% at October 31, 1999) and are included in stockholders' equity in the accompanying consolidated financial statements. The loan for Mr. Rausch bears interest at a fixed 4.71% rate.

4. INVENTORIES

Inventories consisted of the following:

                                                     ----------------
                                                       OCTOBER 31,
                                                     ----------------
                                                      1999      1998
                                                     ------    ------
In thousands
Raw materials......................................  $  690    $  935
Work-in-process....................................     134       542
Finished goods.....................................   2,358     1,595
                                                     ------    ------
                                                     $3,182    $3,072
                                                     ======    ======

5. INVESTMENTS

The Company accounts for its investments in affiliated companies under the equity method of accounting. In July 1994, the Company acquired a 50% general partnership interest in Eleven Hurley Street Associates (EHSA), a real estate partnership which owns the Company's principal office and research and development facilities. The Company's lease with EHSA requires annual rental payments of $239,000 through 2002 and $262,000 from 2003 through 2007. The partnership's income was not significant for any of the periods presented. At October 31, 1999 and 1998, the Company's proportionate share of EHSA's net equity was approximately $101,000 and $131,000, respectively.

6. ACCRUED EXPENSES

Accrued expenses consisted of the following:

                                                     ----------------
                                                       OCTOBER 31,
                                                     ----------------
                                                      1999      1998
                                                     ------    ------
In thousands
Settlement.........................................  $3,508    $3,508
Phase III clinical trial...........................   2,925     1,039
Initial public offering............................     619        --
Other..............................................   2,612     3,119
                                                     ------    ------
                                                     $9,664    $7,666
                                                     ======    ======

7. LONG-TERM DEBT

Long-term debt consists of a loan from P&U in the original principal amount of $9,000,000. Principal payments are made in equal quarterly installments of $500,000 through October 1, 2001. Interest is paid quarterly on the unpaid principal balance at the prime rate of interest. The prime rate at October 31, 1998 was 8.0%. The note is secured by a substantial portion of the Company's assets and is required to be repaid on completion of a public offering of the Company's equity securities or certain other financing events. As of October 31, 1999 the loan had been repaid in full from the proceeds of the initial public offering.

8. DEFERRED COMPENSATION

The Company has a deferred compensation agreement with an officer/stockholder requiring a base payment of $700,000 plus accrued interest of $716,000 at October 31, 1999. In June 1999 the payment date was extended to July 31, 2003, subject to certain conditions.

The Company has an Incentive Compensation Plan for all employees which provides for discretionary deferred bonus awards annually. Commencing three years after grant, awards are paid ratably over a five-year period. No grants were made in 1999. Plan expenses were $160,000 and $130,000 in 1998 and 1997, respectively.

9. STOCKHOLDERS' EQUITY

On August 4, 1999 the Company completed the initial public offering (IPO) of 3,500,000 shares of Class A Common Stock. The Company received proceeds of $39,060,000 before expenses of $1,358,000 and recorded an increase in stockholders' equity of $37,702,000.

Convertible Preferred Stock

The Series A Convertible Preferred Stock was convertible into Class A Common Stock on a three and one-third for one basis, adjusted for certain events. The Series A shares automatically converted at the time of the IPO.

The Series B Convertible Preferred Stock was convertible into Class A Common Stock on a two-thirds for one basis, adjusted for certain events. The Series B shares automatically converted at the time of the IPO.

The Series C Convertible Preferred Stock was convertible into Class A Common Stock on a two-thirds for one basis, adjusted for certain events. The Series C shares automatically converted at the time of the IPO.

On December 23, 1998, the Company sold 1,489,498 units at $12.00 per unit, each consisting of one share of Series D Preferred Stock plus a warrant to purchase 1/15th of a share of Class A Common Stock. In connection with the issuance of the Series D shares, warrants were issued to the placement agents to purchase 30,667 shares of Class A Common Stock and warrants were issued to the holders of the Series B and Series C Convertible Preferred Stock to purchase 1/15th of a share of Class A Common Stock for each share of Series B and Series C Convertible Preferred Stock held by them. Warrants issued to the placement agents and the preferred stockholders have an exercise price of $18.00 and $12.00 per share, respectively. Warrants issued to the placement agents and the preferred stockholders expire three years and four years, respectively, from the date of the IPO. Net cash proceeds, after deducting approximately $930,000 in commissions and expenses associated with the offering, were $16,946,000. Subsequent to May 1, 1999, an additional 397,250 units of Series D Convertible Preferred Stock were sold with aggregate net proceeds of $4,700,000.

Each share of Series D Convertible Preferred Stock was convertible into two-thirds of a share of Class A Common Stock or such greater ratio so that conversion resulted in a 35% annualized rate of return on the Series D original offering price of $12 per share.

Upon closing of the IPO (see above), all shares of preferred stock converted into shares of Class A Common Stock and reflected the two-for-three stock split. In accordance with the provisions of

EITF 98-5, for those units sold after May 20, 1999, the Company treated any shares of Class A Common Stock issued upon conversion in excess of two-thirds of one share of Class A Common Stock for each share of Series D Convertible Preferred Stock as a dividend for accounting purposes. The Company recorded a dividend of $155,000 in the third quarter of 1999 for the 12,936 additional shares of Class A Common Stock issued. The holders of the Series B Convertible Preferred Stock received an additional 280,000 shares in the aggregate upon conversion and the holders of the Series C Convertible Preferred Stock received an additional 1,200,000 shares in the aggregate upon conversion. The fair market value of such additional shares was, for accounting purposes, treated as a dividend on such convertible preferred stock in the quarter in which the offering and conversion occurred. The Company recorded a dividend of $17,760,000 in the third quarter of 1999.

Common Stock

The Class B Common Stock is authorized for issuance only to P&U. The holder of Class B Common Stock is not entitled to vote or receive dividends. The Class B Common Stock is convertible into shares of Class A Common Stock according to a formula that is based upon a future fair market value of the Class A Common Stock and is dependent upon the Company achieving U.S. FDA approval for its Hemopure solution.

Consistent with the P&U agreement, the number of shares of Class A Common Stock to be issued in exchange for the Class B Common Stock will be determined based upon an independent valuation of the Company, after FDA approval of the Company's human oxygen therapeutic product, which valuation cannot exceed $3 billion. This valuation is then divided by 13,635,525 shares to arrive at a fair value per share of Class A Common Stock. P&U's total investment in the Company, $142.3 million, divided by such per share fair value of Class A Common Stock, results in the number of shares of Class A Common Stock P&U will receive, limited to a maximum of 1,272,119 shares.

Dividends

At this time, the Company does not intend to pay dividends.

Stock Accumulation Plan

In August 1990, the Company issued 1,606,000 shares of Class A Common Stock to certain employees, officers, consultants and directors for $1.35 per share, which was $4.05 per share less than the then fair market value, as determined by the Company's Board of Directors, of $5.40 per share. This $4.05 per share market value differential is associated with a permanent nonlapse restriction on the value of the stock. Upon the repurchase by the Company or other investors, the future value will be equal to the then-current fair market value less the permanent discount of $4.05 per share, adjusted for an annual interest factor.

Contributed Capital

In accordance with the P&U strategic alliance discussed in Note 9 below, the Company recorded as contributed capital $329,000 of research and development costs incurred by P&U on behalf of the Company in 1997. These costs are included in research and development expenses in the accompanying consolidated statements of operations and were either incurred by Biopure and reimbursed by P&U, or incurred directly by P&U. All such costs incurred were clinical development costs specifically identified and contractually agreed to by both parties. Upon conversion of the Class B Common Stock, the cumulative amount of contributed capital will be treated as consideration for the Class A Common Stock issued in the conversion.

Stock Options and Warrants

The Company has two active stock option plans under which key employees, directors and consultants may be granted options to purchase Class A Common Stock at a price determined by the Board of Directors at the date of grant. Under these plans and a previous plan, substantially all options become exercisable on a pro rata basis over a four-year period and expire ten years from date of grant.

Presented below is a summary of transactions under the stock option plans during 1999, 1998 and 1997:

                                       -----------------------------------------------------------------
                                                            YEAR ENDED OCTOBER 31,
                                       -----------------------------------------------------------------
                                               1999                   1998                  1997
                                       ---------------------   -------------------   -------------------
                                                   WEIGHTED-             WEIGHTED-             WEIGHTED-
                                                    AVERAGE               AVERAGE               AVERAGE
                                                   EXERCISE              EXERCISE              EXERCISE
                                        SHARES       PRICE     SHARES      PRICE     SHARES      PRICE
                                       ---------   ---------   -------   ---------   -------   ---------
Options outstanding at beginning of
  year...............................    546,634    $18.54     133,217    $14.94     243,650    $12.02
Granted..............................  1,558,687     12.00     456,133     18.68       6,667     22.50
Exercised............................    (17,117)     5.19     (27,783)     2.42     (50,433)     1.02
Expired..............................         --        --          --        --     (18,667)     4.43
Forfeited............................   (143,043)    12.48     (14,933)    20.58     (48,000)    19.89
                                       ---------               -------               -------
Options outstanding at end of year...  1,945,161    $13.84     546,634    $18.54     133,217    $14.94
                                       =========               =======               =======
Options exercisable..................    192,680                89,350                83,383
                                       =========               =======               =======

During 1998, the Company granted 20,000 options with an exercise price of $5.40 to certain consultants to replace options that had expired in March 1996. The exercise price of the new options is the same as the exercise price of the expired options, and the new options are fully vested. The Company used an estimated fair market value of its stock as determined by its Board of Directors in order to determine the related expense to be recorded as a result of issuing options to nonemployees. The Company recorded expense and increased capital in excess of par value by $276,000.

The following table summarizes information about stock options outstanding at October 31, 1999:

                                  ------------------------------------------------------------------
                                             OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                                  ------------------------------------------    --------------------
                                               WEIGHTED-AVERAGE    WEIGHTED-               WEIGHTED-
                                                  REMAINING         AVERAGE                 AVERAGE
                                                 CONTRACTUAL       EXERCISE                EXERCISE
EXERCISE PRICE                     SHARES        LIFE (YRS.)         PRICE      SHARES       PRICE
--------------                    ---------    ----------------    ---------    -------    ---------
$ 4.50-$ 5.40...................     21,667          3.0            $ 5.33       21,667     $ 5.33
$ 7.50-$13.50...................  1,436,240          9.8             12.01       10,200      12.72
$18.00-$22.50...................    487,254          7.8             19.62      160,813      20.08
                                  ---------                                     -------
                                  1,945,161          9.0            $13.84      192,680     $18.03
                                  =========                                     =======

During 1998, the Company's 1988 stock option plan expired. In March 1998, the Board of Directors approved the adoption of a 1998 stock option plan to provide for the granting of options for up to 98,293 shares of Class A Common Stock, the number of shares remaining in the expired 1988 plan. Options outstanding under the Company's 1988 plan forfeited in future periods will be available for grant under the new plan. At October 31, 1999, there were 76,690 shares available for future grants under stock option plans.

In June 1999, the Company established the 1999 Omnibus Securities and Incentive Plan (the 1999 Plan), which provides for the granting of incentive stock options, non-qualified stock options, restricted stock awards, deferred stock awards, unrestricted stock awards, performance share awards, distribution equivalent rights, or any combination of the foregoing to key management, employees and directors. The maximum number of shares of Class A Common Stock reserved for issuance under the 1999 Plan is 1,866,666. Upon the Company's initial public offering, the Board of Directors approved the granting of options under the 1999 Plan to officers, directors and employees for an aggregate of 1,492,020 shares, with an exercise price of $12.00.

One of the Company's vendors holds an option to acquire 26,667 shares of Class A Common Stock. The exercise price of $37.50 per share is payable by the contribution of certain property, equipment and facilities rights. The option expires in September 2000. The option agreement is being renegotiated. The Company expects to increase the number of optioned shares and extend the terms of the option.

In connection with the sale of Series C Convertible Preferred Stock in November 1997, the Company issued to the placement agent warrants to purchase 66,667 shares of Common Stock at a price per share equal to $12.00, adjusted for certain events. The warrants expire three years from the date of the initial public offering.

Statement 123 Disclosures

The Company has adopted the disclosure provisions only of Statement 123. The fair value of options and warrants granted was estimated at the date of grant using the Black-Scholes option pricing model for 1999 and the minimum value method for 1998 and 1997 with the following assumptions: risk-free interest rates ranging from 5.49% to 6.32%; dividend yield of 0% and an expected life of either two years or seven years. For 1999 a volatility factor of the expected market price of the Company's Common Stock of .80 was used. If the compensation cost for options and warrants granted had been determined based on the fair value of the options and warrants at the date of grant, the Statement 123 pro forma net loss applicable to common stockholders for 1999, 1998 and 1997 would have been $55,854,000, $30,712,000 and $27,538,000, respectively. The Statement
123 pro forma net loss per share for 1999, 1998 and 1997 would have been $(3.77), $(2.46) and $(2.24), respectively. Compensation expense under Statement 123 for 1999, 1998 and 1997 is not representative of future expense, as it includes one, two and three years of expense, respectively. In future years, the effect of determining compensation cost using the fair value method will include additional vesting and associated expense.

The weighted-average fair value per option and warrant of options and warrants granted during 1999, 1998 and 1997 was $6.50, $6.11 and $8.04, respectively.

Reserved Shares

At October 31, 1999, there were 4,299,928 shares of Class A Common Stock reserved for issuance under the stock option plans, stock option agreements and warrants and upon conversion of Class B Common Stock.

Rights Agreement

Effective September 24, 1999 each holder of Class A Common Stock received a preferred stock purchase right for each share owned. The rights entitle the holders to acquire preferred stock following an acquisition of more than 20% by any person or group, if the board of directors does not redeem the rights. If the rights are not redeemed, their exercise would cause substantial dilution to the acquiring person or group.

10. CONTRACTS

The Company had a strategic alliance with P&U beginning in 1990. Under the alliance agreement, P&U purchased $117,700,000 of Class B Common Stock in increments based generally on the achievement of mutually agreed-upon progress points or goals. Additionally, in exchange for the future issuance of Class A Common Stock, as described in Note 8 above, P&U funded clinical development undertaken by the Company and P&U for the Company's oxygen therapeutic products. The Company's agreement with P&U was terminated in accordance with its terms in July 1996. Final payments from P&U were realized in 1997.

11. EMPLOYEE BENEFIT PLAN

The Company has a defined contribution plan, the Biopure Corporation Capital Accumulation Plan, qualified under the provisions of Internal Revenue Code section 401(k). Employees are eligible for enrollment upon becoming employed and for discretionary matching after one year of service. The Company's discretionary contribution vests after a period of four years from the date of employment. In 1999, 1998 and 1997, the Company contributed $211,000, $163,000 and $158,000, respectively, to the plan.

12. INCOME TAXES

At October 31, 1999, the Company had available for the reduction of future years' federal taxable income and income taxes, net operating loss carryforwards of approximately $161,000,000, expiring from the year ended October 31, 2004 through 2019, along with research and development and investment tax credits of approximately $5,900,000, expiring from the year ended October 31, 2000 through 2014. Since the Company has incurred only losses since inception and due to the degree of uncertainty with respect to future profitability, the Company believes at this time that it is more likely than not that sufficient taxable income will not be earned to allow for realization of the tax loss and credit carryforwards and other deferred tax assets. Accordingly, the tax benefit of these items has been fully reserved. Additionally, the future use of these carryforwards may be subject to limitations pursuant to sections 382 and 383 of the Internal Revenue Code.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of October 31, 1999 and 1998 were as follows:

                                                         --------------------
                                                           1999        1998
                                                         --------    --------
In thousands
Deferred tax assets:
  Net operating loss carryforward......................  $ 64,259    $ 56,138
  Capitalized research and development.................    23,508      17,287
  Accruals and reserves................................     2,685       2,364
  Tax credit carryforwards.............................     5,897       3,388
                                                         --------    --------
          Total deferred tax assets....................    96,349      79,177
Deferred tax liabilities:
  Depreciation.........................................     2,797       2,159
                                                         --------    --------
          Total deferred tax liabilities...............     2,797       2,159
                                                         --------    --------
Net deferred tax assets................................    93,552      77,018
Valuation allowance for deferred tax assets............   (93,552)    (77,018)
                                                         --------    --------
Net deferred tax assets................................  $     --    $     --
                                                         ========    ========

In 1999, the valuation allowance increased by $16,534,000 due primarily to the increase in net operating losses, capitalized research and development costs, and research and development tax credits.

13. COMMITMENTS

In 1997, the Company entered into an agreement with B. Braun Melsungen A.G. (Braun) to repurchase 2,013,956 shares of the Company's common stock for $6,300,000. The agreement required the Company to place in escrow installment payments of such purchase price equal to an annual amount of $1,000,000 plus five percent of the Company's revenues from human product sales and license fees, if any, in a certain European region. The Company received Braun's agreement to delay the deposit of $1,000,000 due in August 1998 to February 1999. The aggregate repurchase amount of $6,300,000 (subsequently negotiated to $6,000,000 as a result of accelerated repurchase) had to be funded by the year 2002. At any time, the stockholder could withdraw funds in escrow to complete the repurchase in installments by simultaneous delivery out of escrow to the Company of a pro rata portion of the stock. At October 31, 1998, the Company had $1,046,000 in escrow in connection with this agreement and included the restricted cash in other assets. The accompanying consolidated balance sheet has reclassified the Class A Common Stock to be repurchased from Braun from stockholders' equity to temporary equity and included the unpaid purchase price and related shares in Common Stock to be Repurchased. In December 1998, Braun withdrew all funds from escrow to complete the repurchase of 319,683 shares of Class A Common Stock. On August 5, 1999 the Company paid $4,000,000 in addition to the existing balance of $1,000,000 in escrow and Braun withdrew all funds from escrow to complete the repurchase of 1,694,273 shares of Class A Common Stock.

The agreement also requires the Company to pay Braun a royalty of two percent of the Company's revenues from human product sales and license fees in a certain European region. Payments must be made on a quarterly basis until such amounts aggregate $7,500,000. In exchange for this royalty commitment, the rights to manufacture and market specified products in Braun's territory were reacquired by the Company.

Future minimum lease payments under operating leases for the Company's various office, laboratory, warehouse and processing facilities, with terms of more than one year at October 31, 1999 are as follows:

2000.....................................................  $  991,000
2001.....................................................     681,000
2002.....................................................     259,000
2003.....................................................     279,000
2004.....................................................     283,000
Thereafter...............................................   1,040,000
                                                           ----------
                                                           $3,533,000
                                                           ==========

Rent expense was approximately $1,035,000, $803,000 and $643,000 in 1999, 1998
and 1997, respectively.

14. LITIGATION

The Company is a party to litigation initially filed in 1990 arising from certain joint venture agreements for development and distribution of product in Central and South America. Summary judgments were entered against the two plaintiffs in 1994. The plaintiffs each appealed the judgments; one of the appeals was voluntarily dismissed. The other appeal was denied in part and remanded to the trial court for further findings based on lack of jurisdiction. It is anticipated that the trial court will make the requisite findings in the calendar year 2000. In connection with the summary judgments, the Company agreed to a settlement with a third-party intervenor with claims against one of the plaintiffs. Final payment of the settlement is subject to the outcome of the pending appeal; however, the Company has provided for such settlement in the accompanying financial statements. At October 31, 1999, the Company had $3,508,000 in escrow in connection with this settlement and included this amount in current portion of restricted cash. The settlement amount has been recorded as a current obligation.