Form 10-Q
period 2000-04-29
BIOPURE CORP
filed 2000-06-13
CIK 815508

            =========================================================

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                          ---------------------------

                                    FORM 10-Q

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

      For the quarterly period ended                 APRIL 29, 2000
                                    --------------------------------------------

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

      For the transition period from                     to
                                    ---------------------  ---------------------
               Commission File Number                001-15167
                                     -------------------------------------------




                               BIOPURE CORPORATION
             (Exact name of registrant as specified in its charter)


               Delaware                                 04-2836871
      (State of Incorporation)             (IRS Employer Identification Number)

      11 Hurley Street, Cambridge, Massachusetts                       02141
      (Address of  principal executive offices)                      (Zip Code)

                                 (617) 234-6500
                         (Registrant's telephone number)

                          ---------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of each of the issuer's classes of common stock as of May 26, 2000 was:

         Class A Common Stock, $.01 par value............... 24,930,217
         Class B Common Stock, $1.00 par value................... 117.7


            =========================================================

                               BIOPURE CORPORATION

                               INDEX TO FORM 10-Q


                                                                            PAGE



Part I - Financial Information:

    Item 1 - Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets at
           April 29, 2000 and October 31, 1999                               1

           Condensed Consolidated Statements of Operations for the
           quarters ended April 29, 2000 and May 1, 1999 and
           for the six months ended April 29, 2000 and May 1, 1999           2

           Condensed Consolidated Statements of Cash Flows
           for the six months ended April 29, 2000 and May 1, 1999           3

           Notes to Condensed Consolidated Financial
           Statements                                                      4-7


    Item 2 - Management's Discussion and Analysis of
             Financial Condition and Results of Operations                8-10

    Item 3 - Quantitative and Qualitative Disclosure of Market Risk         11


Part II - Other Information:

    Item 1 -   Legal Proceedings                                            12

    Item 2 -   Changes in Securities and Use of Proceeds                    12

    Item 4 -   Submission of Matters to a Vote of Security Holders          12

    Item 6 -   Exhibits and Reports on Form 8-K                             12

Signatures                                                                  13

Exhibit Index

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 1
                                                                       PAGE 1

                               BIOPURE CORPORATION

                      Condensed Consolidated Balance Sheets
                 (In thousands, except share and per share data)
                                   (Unaudited)

Assets:                                                          APRIL 29, 2000     OCTOBER 31, 1999
                                                                 --------------     ----------------
Current assets:
    Cash and cash equivalents                                      $ 100,848           $  30,778
    Accounts receivable, net                                             439                 321
    Inventories, net                                                   2,588               3,182
    Current portion of restricted cash                                 3,508               3,508
    Other current assets                                                 711                 488
                                                                   ---------           ---------
         Total current assets                                        108,094              38,277

Property, plant and equipment, net                                    25,620              27,447
Investment in affiliate                                                  101                 101
Other assets                                                             441                 405
                                                                   ---------           ---------
         Total assets                                              $ 134,256           $  66,230
                                                                   =========           =========

Liabilities and stockholders' equity:
Current liabilities:
    Accounts payable                                               $     975           $     741
    Accrued expenses                                                  10,971               9,664
                                                                   ---------           ---------
    Total current liabilities                                         11,946              10,405

Deferred compensation                                                  1,751               1,788

Stockholders' equity:
    Convertible preferred stock, $0.01 par value,
      30,000,000 shares authorized, no shares outstanding                 --                  --
    Common stock:
      Class A, $0.01 par value, 100,000,000 shares
        authorized, 24,930,217 shares
        outstanding at April 29, 2000 and 22,280,867
        at October 31, 1999                                              249                 223
      Class B, $1.00 par value, 179 shares
        authorized, 117.7 shares outstanding                              --                  --
    Capital in excess of par value                                   370,172             282,054
    Contributed capital                                               24,574              24,574
    Notes receivable                                                  (1,994)             (2,463)
    Accumulated deficit                                             (272,442)           (250,351)
                                                                   ---------           ---------

Total stockholders' equity                                           120,559              54,037
                                                                   ---------           ---------
         Total liabilities and stockholders'
         equity                                                    $ 134,256           $  66,230
                                                                   =========           =========


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

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 1
                                                                       PAGE 2

                               BIOPURE CORPORATION

                 Condensed Consolidated Statements of Operations
                      (In thousands, except per share data)
                                   (Unaudited)



                                                       THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                  ---------------------------           ---------------------------
                                                  APRIL 29,           MAY 1,            APRIL 29,            MAY 1,
                                                  ---------          --------           ---------          --------
                                                    2000               1999               2000               1999
                                                  --------           --------           --------           --------

Revenues:
         Oxyglobin                                $    710           $    810           $  1,304           $  1,481
         Other                                          --                  2                  3                 64
                                                  --------           --------           --------           --------
                Total revenues                         710                812              1,307              1,545
Cost of revenues                                     1,102              1,549              2,291              3,229
                                                  --------           --------           --------           --------
Gross profit (loss)                                   (392)              (737)              (984)            (1,684)

Operating expenses:
         Research and development                    8,143              5,588             16,402              9,871
         Sales and marketing                           569                783              1,148              1,512
         General and administrative                  1,736              1,322              4,848              2,414
                                                  --------           --------           --------           --------
         Total operating expenses                   10,448              7,693             22,398             13,797
                                                  --------           --------           --------           --------

Loss from operations                               (10,840)            (8,430)           (23,382)           (15,481)
Other income                                           933                 52              1,291                259
                                                  --------           --------           --------           --------

Net loss                                          $ (9,907)          $ (8,378)          $(22,091)          $(15,222)
                                                  ========           ========           ========           ========

Historical:
         Basic net loss
         per common share                         $  (0.42)          $  (0.67)          $  (0.96)          $  (1.23)

         Weighted average shares used in
         computing basic net loss
         per common share*                          23,580             12,422             22,938             12,333

Pro forma:
         Pro forma basic net loss
         per common share                                            $  (0.42)                             $  (0.79)

         Weighted average shares used in
         computing pro forma basic net
         loss per common share                                         19,741                                19,250


                             See accompanying notes.

         *Actual shares outstanding at April 29, 2000 were 24,930.

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 1
                                                                       PAGE 3

                               BIOPURE CORPORATION

                 Condensed Consolidated Statement of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                        SIX MONTHS ENDED
                                                                --------------------------------
                                                                APRIL 29, 2000       MAY 1, 1999
                                                                --------------       -----------

Operating activities:
    Net loss                                                      $ (22,091)          $ (15,222)

Adjustments to reconcile net loss to net
  cash used in operating activities:
    Depreciation                                                      2,049               1,937
    Equity compensation                                               1,820                  42
    Deferred compensation                                               (37)                  2
    Accrued interest on stockholders' notes receivable                  (86)                (91)
    Accounts receivable                                                (118)               (259)
    Inventories                                                         594              (1,493)
    Other current assets                                               (223)                (50)
    Accounts payable                                                    234                (971)
    Accrued expenses                                                  1,307               1,223
                                                                  ---------           ---------
       Net cash used in operating activities                        (16,551)            (14,882)

Investing activities:
    Purchase of property, plant and equipment                          (222)             (1,361)
    Other assets                                                        (36)                 81
                                                                  ---------           ---------
       Net cash used in investing activities                           (258)             (1,280)

Financing activities:
    Net proceeds from sale of common stock                           83,739                  --
    Net proceeds from sale of preferred stock                            --              25,552
    Payment of long-term debt                                            --              (1,000)
    Repurchase of common stock                                           --              (1,000)
    Payment of notes receivable from shareholders                       556                  --
    Proceeds from exercise of options and warrants                      472                  88
    Proceeds from exercise of non lapse restricted stock              2,112                  --
                                                                  ---------           ---------
       Net cash provided by financing activities                     86,879              23,640
                                                                  ---------           ---------

Net increase in cash and cash equivalents                            70,070               7,478
Cash and cash equivalents at beginning of period                     30,778               6,063
                                                                  ---------           ---------
Cash and cash equivalents at end of period                        $ 100,848           $  13,541
                                                                  =========           =========


                             See accompanying notes.

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 1
                                                                       PAGE 4

                               BIOPURE CORPORATION

              Notes to Condensed Consolidated Financial Statements
                                 April 29, 2000
                                   (Unaudited)


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

         In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months periods ended April 29, 2000 are not necessarily indicative of the results that may be expected for the year ended October 31, 2000.

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

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 1
                                                                       PAGE 5

                               BIOPURE CORPORATION

              Notes to Condensed Consolidated Financial Statements
                                 April 29, 2000
                                   (Unaudited)
                                   (Continued)


The following table sets forth the computation of basic and pro forma loss per share for the three and six months ended April 29, 2000 and May 1, 1999 (in thousands, except per share data):

                                       THREE MONTHS ENDED            SIX MONTHS ENDED
                                     ----------------------      ------------------------
                                     APRIL 29,       MAY 1,       APRIL 29,        MAY 1,
                                     ---------     --------      ----------      --------
                                       2000          1999           2000           1999
                                     --------      --------      ----------      --------

Historical:
  Net loss applicable
  to common stockholders             $ (9,907)     $ (8,378)     $  (22,091)     $(15,222)
                                     ========      ========      ==========      ========


  Weighted-average number of
  common shares outstanding            23,580        12,422          22,938        12,333
                                     ========      ========      ==========      ========

Basic net loss
per common share                     $  (0.42)     $  (0.67)     $    (0.96)     $  (1.23)
                                     ========      ========      ==========      ========

 Pro forma:
  Weighted-average number of
  common shares:
   Historical outstanding                            12,422                        12,333
   Issued upon conversion
   of preferred stock                                 7,319                         6,917
                                                   --------                      --------
   Total weighted-average number
   of common shares used in
   computing pro forma basic net
   loss per common share                             19,741                        19,250
                                                   ========                      ========

 Pro forma basic net loss
 per common share                                  $  (0.42)                     $  (0.79)
                                                   ========                      ========

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 1
                                                                       PAGE 6

                               BIOPURE CORPORATION

              Notes to Condensed Consolidated Financial Statements
                                 April 29, 2000
                                   (Unaudited)
                                   (Continued)


3.  INVENTORIES

         Inventories are valued at the lower of cost (determined using the first-in, first-out method) or market. Inventories were as follows:

                                              APRIL 29, 2000   OCTOBER 31, 1999
                                              --------------   ----------------
         In thousands
         Raw materials .....................    $     1,030       $     690
         Work-in-process ...................            479             134
         Finished goods ....................          1,079           2,358
                                                -----------       ---------
                                                $     2,588       $   3,182
                                                ===========       =========

4.       ACCRUED EXPENSES

         Accrued expenses consisted of the following:

                                              APRIL 29, 2000   OCTOBER 31, 1999
                                              --------------   ----------------

         In thousands
         Settlement                             $     3,508       $   3,508
         Phase III clinical trial ..........          5,372           2,925
         Public Offerings ..................            493             619
         Other .............................          1,598           2,612
                                                -----------       ---------
                                                $    10,971       $   9,664
                                                ===========       =========


5.       STOCK OPTION COMPENSATION


           In August 1999, Biopure granted 386,680 options to two directors which, under the Interpretation of APB 25, are assumed to be for services in addition to board activities and must be accounted for at fair value. The Company records compensation expense based on the service period which ranges from two to four years adjusted for the fair value of the stock until the options have been earned as discussed below. In November 1999, Biopure granted 25,000 warrants to three consultants, which must be accounted for at fair value. With respect to these 411,680 options and warrants, $131,000 and $1,820,000 was charged to non-cash compensation expense for the quarter ended and the six months ended April 29, 2000, respectively.

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 1
                                                                       PAGE 7

                               BIOPURE CORPORATION

              Notes to Condensed Consolidated Financial Statements
                                 April 29, 2000
                                   (Unaudited)
                                   (Continued)



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




6.  LITIGATION

           The Company is a party to litigation initially filed in 1990 arising from certain joint venture agreements for development and distribution of product in Central and South America. Summary judgments were entered against the two plaintiffs in 1994. The plaintiffs each appealed the judgments; one of the appeals was voluntarily dismissed. The other appeal was denied in part and remanded to the trial court for further findings based on lack of jurisdiction. On February 23, 2000, the United States District Court for the District of Massachusetts reaffirmed entry of final judgment in favor of Biopure and found on the jurisdiction issue that there is no reason to delay the appeal. The plaintiff has filed an appeal of this decision. In connection with the summary judgments, the Company agreed to a settlement with a third-party intervenor with claims against one of the plaintiffs. Final payment of the settlement is subject to the outcome of the pending appeal; however, the Company has provided for such settlement in the accompanying financial statements. At April 29, 2000, the Company had $3,508,000 in escrow in connection with this settlement and included this amount in current portion of restricted cash. The settlement amount has been recorded as a current obligation.

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 2
                                                                       PAGE 8

                               BIOPURE CORPORATION

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                 April 29, 2000

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED APRIL 29, 2000 COMPARED TO THREE MONTHS ENDED MAY 1, 1999

Total revenues decreased 12.6% to $710,000 in the second quarter of fiscal 2000 from $812,000 in the second quarter of fiscal 1999. The reduction in revenues is due to a sales promotion in the second quarter of 1999 that was not repeated in the second quarter of 2000. Revenues in the second quarter of fiscal 2000 consisted of Oxyglobin (veterinary product) sales.

Cost of revenues decreased 28.9% to $1,102,000 in the second quarter of fiscal 2000 from $1,549,000 in the second quarter of fiscal 1999. This decline is due to lower unit sales than the second quarter of fiscal 1999 and less manufacturing spending.

Research and development expenses increased 45.7% to $8,143,000 in the second quarter of fiscal 2000 from $5,588,000 in the second quarter of fiscal 1999. This increase was primarily due to the expenses associated with the pivotal Phase III clinical trial activities for Hemopure.

Sales and marketing expenses decreased 27.3% to $569,000 in the second quarter of fiscal 2000 from $783,000 in the second quarter of fiscal 1999. This decrease was primarily attributable to selling expenses associated with a sales promotion in the second quarter of 1999 that was not repeated in the second quarter of fiscal 2000. Marketing and distribution expenses were also lower than the same period last year.

General & administrative expenses increased 31.3% to $1,736,000 in the second quarter of fiscal 2000 from $1,322,000 in the second quarter of fiscal 1999. The increase is partially due to non-cash compensation expense for stock options issued to certain directors in August 1999. We are required to account for the fair market value of these options per FAS 123, amortized over the vesting period, and revalued each quarter based on the closing stock price. For the second quarter of fiscal 2000, we charged $131,000 to compensation expense versus no comparable charge for the same period last year. Increased spending in public and investor relations, salaries and insurance also contributed to the increase in expenses.

Total other income was $933,000 in the second quarter of fiscal 2000 compared to $52,000 in the second quarter of fiscal 1999. Net proceeds from our follow-on offering of 2,565,000 shares of Class A Common Stock, in March 2000, were $83,769,000. As a result of the increase in cash, we earned $950,000 in interest during the second quarter of fiscal 2000, versus $189,000 during the second quarter of fiscal 1999.

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 2
                                                                       PAGE 9

                               BIOPURE CORPORATION

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                 April 29, 2000
                                   (Continued)



Basic net loss per common share for the current quarter was $0.42, compared with a basic net loss per common share of $0.67 and a pro forma basic net loss per common share of $0.42 for the same period in 1999.

SIX MONTHS ENDED APRIL 29, 2000 COMPARED TO SIX MONTHS ENDED MAY 1, 1999

Total revenues decreased 15.4% to $1,307,000 in the first six months of fiscal 2000 from $1,545,000 in the first six months of fiscal 1999. The first six months of fiscal 1999 included the national launch of Oxyglobin and sales promotions that were not repeated in the first six months of fiscal 2000. Revenues in the first six months of fiscal 2000 consisted primarily of Oxyglobin (veterinary product) sales.

Cost of revenues decreased 29.1% to $2,291,000 in the first six months of fiscal 2000 from $3,229,000 in the first six months of fiscal 1999. This decline is due to lower unit sales than the first six months of fiscal 1999 and less manufacturing spending.

Research and development expenses increased 66.2% to $16,402,000 in the first six months of fiscal 2000 from $9,871,000 in the first six months of fiscal 1999. This increase was primarily due to the expenses associated with the pivotal Phase III clinical trial activities for Hemopure.

Sales and marketing expenses decreased 24.1% to $1,148,000 in the first six months of fiscal 2000 from $1,512,000 in the first six months of fiscal 1999. This decrease was primarily attributable to expenses of normal operations in the first six months of fiscal 2000 versus expenses associated with the national launch of Oxyglobin and related sales promotions in the first six months of 1999. Selling, marketing and distribution expenses were also lower than the same period last year.

General & administrative expenses increased 100.8% to $4,848,000 in the first six months of fiscal 2000 from $2,414,000 in the first six months of fiscal 1999. The increase is primarily due to non-cash compensation expense for stock options and warrants issued to certain consultants and directors in August and November 1999. We are required to account for the fair market value of these options and warrants, per FAS 123, amortized over the vesting period, and revalued each quarter based on the closing stock price. For the first six months of fiscal 2000, we charged $1,820,000 to compensation expense versus no comparable charge for the same period last year. Increased spending in public and investor relations, salaries and insurance also contributed to the increase in expenses.

Total other income was $1,291,000 in the first six months of fiscal 2000 compared to $259,000 in the first six months of fiscal 1999. As a result of the increase in cash from the follow-on offering, we earned $1,324,000 in interest during the first six months of fiscal 2000, versus $362,000 during the first six months of fiscal 1999.

Basic net loss per common share for the first six months of fiscal 2000 was $0.96, compared with a basic net loss per common share of $1.23 and a pro forma basic net loss per common share of $0.79 for the same period in 1999.

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 2
                                                                       PAGE 10

                               BIOPURE CORPORATION

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                 April 29, 2000
                                   (Continued)




LIQUIDITY AND CAPITAL RESOURCES

At April 29, 2000, we had current assets of $108,094,000, consisting primarily of $100,848,000 in cash and cash equivalents and $2,588,000 in net inventory. Cash included the net proceeds of $83,769,000 from our follow-on offering. At April 29, 2000, current liabilities were $11,946,000.

We have financed operations from inception primarily through sales of equity securities, development and license agreement payments, interest income and debt.

Our primary investment objective is preservation of principal and we currently invest in high-grade commercial paper.

We have not been profitable since inception and had an accumulated deficit of $272,442,000 as of April 29, 2000. We will continue to generate losses from operations for the foreseeable future. We will explore opportunities to raise capital through sales of equity and debt securities, potential partnerships, bank borrowings or leasing arrangements.

We believe our current cash, cash equivalents and short-term investments should be sufficient to meet our projected operating requirements through fiscal 2001, including the anticipated completion of our pivotal Phase III trial. Our cash requirements may vary significantly from current projections.

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

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 3
                                                                       PAGE 11

                               BIOPURE CORPORATION

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                 April 29, 2000
                                   (Continued)






QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

The Company currently does not have any foreign currency exchange risks with the exception of negligible exchange fluctuations associated with expenses for clinical trial and regulatory activities outside of the United States. The Company invests its cash and cash equivalents in high-grade commercial paper and money market funds.

                                                                       FORM 10-Q
                                                                       PART II
                                                                       ITEM 1-6
                                                                       PAGE 12

                               BIOPURE CORPORATION
                           Part II - Other Information
                                 April 29, 2000



ITEM 1 - LEGAL PROCEEDINGS

Reference is made to Item 103 in the Corporation's Annual Report on Form 10-K. On February 23, 2000, the Court reaffirmed entry of final judgment in favor of Biopure and found that there is no reason to delay the plaintiff's appeal. The plaintiff has filed an appeal of this decision.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

Warrants to purchase 47,814 shares of Class A Common Stock and options to purchase 16,666 shares of Class A Common Stock were exercised in the second quarter of fiscal 2000 for aggregate proceeds to the Corporation of $220,138.40. The Corporation relied on Section 4(2) of the Securities Act of 1933 and Regulation D under the Securities Act of 1933 in issuing shares upon the exercise of warrants. The Corporation relied on the SEC Rule 701 and Section 4(2) of the Securities Act of 1933 in issuing shares upon the exercise of options.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          (a)  The Corporation held its 2000 Annual Meeting on April 5, 2000.

          (b) Paul A. Looney and C. Everett Koop, M.D. were elected as directors at the meeting. The other directors whose terms of office continued after the meeting are Daniel P. Harrington, David N. Judelson, Stephen A. Kaplan, Carl W. Rausch and Charles
               A. Sanders, M.D.

          (c) The election of directors was the only matter voted upon at the meeting. The shares voted were:

                                                      FOR            WITHHELD

                   C. Everett Koop, M.D.           18,009,810        263,484
                   Paul A. Looney                  18,215,098         58,196

There were no broker held nonvoted shares represented at the meeting.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

          (a)  The exhibits are listed in the accompanying Exhibit Index.
          (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                                                       FORM 10-Q
                                                                       PART II
                                                                       PAGE 13


                                   SIGNATURES






Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                      BIOPURE CORPORATION



           Date:  June 13, 2000                       By: /s/ Carl W. Rausch
                                                         -------------------
                                                         CARL W. RAUSCH
                                                         Chairman of the Board
                                                         Chief Executive Officer


           Date:  June 13, 2000                       By: /s/ Francis H. Murphy
                                                         ----------------------
                                                         FRANCIS H. MURPHY
                                                         Chief Financial Officer

                                  EXHIBIT INDEX






NUMBER     DESCRIPTION

10.28      Underwriting Agreement dated March 13, 2000

27.1       Financial Data Schedule for the six months ended April 29, 2000

27.2       Financial Data Schedule for the three months ended April 29, 2000