Form 10-K
period 2000-10-31
BIOPURE CORP
filed 2001-01-29
CIK 815508

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

                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 2000

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

     Based on the closing price on January 16, 2001, and assumptions relating to the privately held non-voting Class B Common Stock, the aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant was $542,959,875.

     The number of shares outstanding of the registrant's Class A Common Stock was 24,952,838 on January 16, 2001; the number of shares of the Class B Common Stock was 117.7.

                      DOCUMENTS INCORPORATED BY REFERENCE

LOCATION IN FORM 10-K                      INCORPORATED DOCUMENT
---------------------                      ---------------------
        Part I          Specifically identified portions of the registrant's
                        definitive proxy statement to be filed in connection with
                        the registrant's Annual Meeting to be held on April 4, 2001.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains forward-looking statements concerning, among other things, possible applications for marketing approval and other regulatory matters, clinical trials, plans for the development of Hemopure and business strategies. These forward-looking statements are identified by the use of such terms as "intends," "expects," "plans," "estimates," "anticipates," "should" and "believes."

These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those predicted by the forward-looking statements because of various factors and possible events. Company risks include lack of FDA or any other regulatory approval for our human product, the difficulty and uncertainty in obtaining regulatory approval, uncertainty about future physician and market acceptance of our product, our limited manufacturing capacity and capital resources and our lack of commercial experience as a pharmaceutical company. In addition, we are subject to industry risks such as: our industry is highly regulated, keenly competitive and subject to uncertainty of pricing because of controls on health care spending and uncertainty of third-party reimbursement.

                                     PART I

ITEM 1.  BUSINESS

Biopure develops, manufactures and markets Oxygen Therapeutics(TM). Its products are Hemopure, for human use, and Oxyglobin, for veterinary use. Biopure is developing Hemopure as an alternative to red blood cell transfusions as well as for use in the treatment of other critical care conditions. A Hemopure pivotal Phase III clinical trial in the United States has completed patient enrollment and follow-up. The data from that trial are being monitored and analyzed. Consequently comments in this document about results from completed clinical trials do not include the recently completed pivotal Phase III trial. In 1998, following FDA approval, Biopure began selling Oxyglobin in the United States. In December 1999, Biopure received approval to sell Oxyglobin in the countries of the European Union, and it intends to begin selling the product in 2001.

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

- ischemia -- inadequate red blood cell flow for tissue oxygenation. Obstructed or constricted blood vessels can result in ischemia. Ischemia can lead to stroke, heart attack or other organ or tissue dysfunction; and

- cardiopulmonary failure -- impaired function of the heart or lungs. The heart's inability to pump sufficient quantities of blood to meet the needs of the tissues or the failure of the lungs to oxygenate blood adequately can cause tissue damage.
--------------------------------------------------------------------------------

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

Red blood cell transfusions have certain risks and limitations. As HIV, hepatitis and other diseases have infected the world's blood supply, the need for a sterile blood product has become increasingly apparent. There is currently no 100% effective method for detecting blood-borne diseases or for sterilizing donated blood. As a result, the risk of disease transmission from donated blood is an ongoing concern to physicians and patients, although less so than in the past. Handling errors in typing and cross-matching blood, as well as the inadvertent introduction of pathogens, can also result in significant medical problems. Blood typing and handling requirements, particularly refrigeration, limit the feasibility of red blood cell transfusions in pre-hospital emergency treatment situations. Shortages of certain types of blood can occur due to seasonal factors or disasters. Donated red blood cells are available for use in transfusions for only 42 days after collection and this limitation affects the ability to stockpile red blood cell supplies. Although freezing can extend the life of red blood cells, the freezing and thawing processes require chemical treatment of the red blood cells and reduce the efficacy of those red blood cells. Finally, the longer red blood cells are stored, the longer it takes them to reach their maximum oxygen-releasing capacity and the more they break down, limiting their effectiveness in delivering oxygen. Red blood cells lose approximately 75% of their immediate oxygen-releasing ability after eight days of storage. Blood banks generally release the oldest stored blood first to prevent outdating after 42 days.

Red blood cell transfusions generally are not effective for ischemic conditions caused by blockage. In such situations, an obstructed or constricted blood vessel that is too narrow to permit the normal passage of red blood cells can prevent oxygen from reaching the body's tissues.

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

BIOPURE'S OXYGENATION TECHNOLOGY

Biopure has two proprietary Oxygen Therapeutic products that are identical except for their molecular size distributions. Biopure defines its products as therapeutics because they remediate oxygen deprived tissues. One administers these products intravenously. Biopure's products consist of hemoglobin that has been extracted from bovine red blood cells, purified, chemically modified and cross-linked for stability. The resulting hemoglobin solutions do not contain red blood cells and are formulated in a balanced salt solution similar to Ringer's lactate.

The average Hemopure molecule is less than 1/1000th the size of a red blood cell. Once infused into a patient, the Hemopure molecules disperse throughout the entire plasma space, including the area between and around red blood cells, and are in continuous contact with the blood vessel wall where oxygen transport to tissues takes place.

Hemopure, by filling plasma with hemoglobin molecules, immediately turns the plasma into an oxygen-delivering substance. Plasma containing Hemopure flows everywhere that blood ordinarily flows and can also bypass partial blockages or pass through constricted vessels that impede the normal passage of red blood cells. Furthermore, introducing Hemopure into the bloodstream enables red blood cells to release more oxygen to the tissues than they otherwise would. In addition to delivering oxygen to tissues, Hemopure also acts as a blood volume expander and may have an erythropoietic effect, supporting the body's ability to produce red blood cells. Hemopure molecules hold the same amount of oxygen as the hemoglobin molecules in red blood cells on a gram-for-gram basis. Hemopure molecules, however, are chemically modified to have less affinity for oxygen than red blood cells, enabling Hemopure to release oxygen to tissues more efficiently than red blood cells. Human hemoglobin, unlike bovine hemoglobin, depends on the action of 2,3 diphosphoglycerate, or 2,3 DPG, a substance found in high concentrations only within the red blood cell, for optimal offloading, or release, of oxygen to tissues. The 2,3 DPG breaks down rapidly in stored blood causing red blood cells to lose approximately 75% of their ability to immediately release oxygen after eight days of storage. The 2,3 DPG breakdown reduces the oxygen offloading efficiency of transfused red blood cells until its levels are restored. Transfused red blood cells can require hours to regain their oxygen offloading capability. Biopure's bovine hemoglobin permits the efficient offloading of oxygen in the absence of 2,3 DPG, thereby allowing Hemopure to be at its optimal oxygen offloading effectiveness immediately upon infusion.

Hemoglobin molecules in different species have demonstrated low antigenicity, which means that they do not readily elicit an immune or allergic response. Biopure has confirmed Hemopure's low antigenicity, as indicated by the absence of certain effects, through in vitro and in vivo studies. No clinically significant levels of antibodies were observed in any of Biopure's safety trials, including one human study lasting more than a year with multiple doses.

The following chart lists Hemopure's characteristics in comparison to transfused red blood cells:

        CHARACTERISTIC                        HEMOPURE                TRANSFUSED RED BLOOD CELLS
        --------------                        --------                --------------------------
Onset of action                   Immediate -- not 2,3 DPG-           Initially limited -- 2,3 DPG-
                                  dependent                           dependent

Oxygen affinity                   More efficient oxygen release to    Less efficient oxygen release to
                                  tissues                             tissues

Oxygen transport                  Red blood cells and plasma          Red blood cells only

Risk of disease transmission      Product purity maintained through   Risk minimized by testing, donor
                                  a reproducible and controllable     selection and administration
                                  manufacturing process that          protocols and ongoing
                                  complies with current Good          surveillance for emerging
                                  Manufacturing Practices; no         pathogens; leukocyte exposure
                                  leukocyte, or white blood cell,
                                  exposure

Storage                           Room temperature; no loss of        Refrigeration required; loss of
                                  efficacy                            efficacy

Shelf life                        36 months                           42 days

Compatibility                     Universal                           Type-specific

Preparation                       Ready-to-use                        Requires typing and
                                                                      cross-matching

Viscosity                         Low                                 High

Raw material source               Controlled                          Not controlled

Duration of action                Maximum of 3 days                   Estimated 60 to 90 days

In addition to Hemopure's use as an alternative to red blood cell transfusions in surgery, human clinical testing and preclinical studies suggest that Hemopure also could be a readily available therapeutic with a broad range of potential applications. These applications include the treatment of trauma, ischemic conditions, including stroke and heart attack, and malignant hypoxic tumors.

Hemopure has a 36-month shelf life at room temperature, is universally compatible and can be stocked well in advance of anticipated use. Consequently, when blood is not available, Hemopure could be used to maintain a patient until the needed type and quantity of red blood cells arrive, until the patient can be transported to a hospital or until a patient's body produces its own red blood cells. Hemopure thus could be an effective Oxygen Bridge(TM) to a red blood cell transfusion or to the body's ability to regenerate its own fresh red blood cells. Hemopure may be particularly well suited for this Oxygen Bridge function because the duration of action of a single infusion is about two to three days with 50% of the Hemopure molecules retained in the circulatory system for 24 to 36 hours following administration. In clinical trial data, Biopure has observed that the redosing of Hemopure over several days can prolong Hemopure's "Oxygen Bridge" effect.

Transfused red blood cells, however, have some advantages when compared to Hemopure. Transfused red blood cells have a longer duration of action and can persist in the body for an estimated 60 to 90 days. Hemopure, on the other hand, depending on the amount infused, can last between one and three days and may require repeat administration. Biopure has also observed slight increases in blood pressure and abdominal discomfort in Hemopure-infused patients. An evaluation of all available clinical safety data is in progress. Fluctuations in a patient's blood pressure can affect the manner in which health care professionals, who are accustomed to transfusing red blood cells, manage a patient's care. Furthermore, Hemopure may elicit an immune response in some individuals, as do some other proteins. In addition, it is anticipated that the cost of Hemopure will be significantly greater to the patient than the cost of transfused red blood cells.

STRATEGY

Biopure intends to expand its leadership position in the development, manufacture and marketing of Oxygen Therapeutics through the following strategy:

- Develop and Commercialize Hemopure as an Alternative to Red Blood Cell Transfusions. Biopure's advanced clinical trials have demonstrated Hemopure's efficacy as an alternative to red blood cell transfusions in certain surgical procedures. While Biopure does not anticipate that Hemopure will replace all red blood cell transfusions, Biopure expects that Hemopure's use in surgery will demonstrate Hemopure to be a safe and effective Oxygen Therapeutic in a wide range of patients. Biopure filed for marketing approval of Hemopure in South Africa in July 1999 and completed its U.S. pivotal Phase III clinical trial in the United States in 2000.

-  Pursue Approvals of Hemopure for Additional Therapeutic
   Applications. Biopure will seek regulatory approvals for the use of Hemopure as an adjunct to red blood cell transfusions. In addition, because of its special oxygen therapeutic characteristics, Biopure will seek to develop Hemopure as a therapy for indications such as trauma, ischemic conditions, including stroke and heart attack, and as an adjunct to therapy for malignant hypoxic tumors. Observations from Biopure's completed clinical trials (not including the recently completed pivotal Phase III trial, for which data monitoring and auditing have not been completed) and the results of preclinical studies and field reports support the use of Hemopure for these conditions.

- Increase Market Awareness for Hemopure. Biopure intends to increase market awareness for Hemopure by identifying the issues and promoting standards necessary for widespread acceptance of Oxygen Therapeutics by the medical community.

- Expand Market for Oxyglobin. Biopure will seek to broaden Oxyglobin's use to other canine indications, other animal species and selected international markets. In December 1999, Biopure received marketing approval in the European Union for anemia in dogs, regardless of cause. Biopure will continue advertising and educational initiatives to further penetrate U.S. veterinary practices and intends to offer Oxyglobin in Europe in 2001.

BIOPURE'S PRODUCTS

Biopure's two products are Oxygen Therapeutics. Hemopure is its product for human use. Biopure expects to file a marketing application with the FDA for the use of Hemopure as an alternative to red blood cell transfusions before, during or after elective orthopedic surgery. The FDA and the European Medicines Evaluation Agency have approved the use of Oxyglobin, Biopure's veterinary product, for the treatment of anemia in dogs, regardless of cause. Oxyglobin is marketed and sold to veterinary hospitals and to small animal veterinary practices in the United States and will be offered in Europe beginning in 2001. Biopure has tested Hemopure in clinical trials involving more than 1250 humans and has tested Hemopure and Oxyglobin in 150 completed preclinical studies involving animals from 10 species. On a "compassionate use" basis, Hemopure has been administered as an Oxygen Bridge to more than 30 patients with life threatening anemia when compatible red blood cells were unavailable or unacceptable. Commercial sales of Oxyglobin have resulted in thousands of administrations in animals.

HEMOPURE

Biopure is pursuing the development and approval of Hemopure both as an alternative to red blood cell transfusions and as a therapeutic for indications such as trauma, ischemic conditions, including stroke and heart attack and malignant hypoxic tumors.

Red Blood Cell Transfusion Alternative

Biopure filed an application for human approval in South Africa in July 1999 for Hemopure's use as an alternative to red blood cell transfusions for elective surgery. Hemopure would serve as an alternative to a red blood cell transfusion or as an Oxygen Bridge pending the acquisition or production by the body of suitable red blood cells. Biopure does not expect Hemopure to replace all red blood cell transfusions. However, Hemopure's oxygen-carrying properties, storage and infusion advantages address many of the limitations associated with red blood cell transfusions. The National Blood Data Resource Center, a subsidiary of the American Association of Blood Banks, estimated that approximately 11.5 million units of red blood cells and whole blood, including the patient's own previously donated blood, were transfused in the United States in 1997. In April 1999, the Health and Human Services Advisory Committee on Blood Safety and Availability heard testimony projecting a shortage of up to 300,000 units of red blood cells in the United States in the year 2000. In addition, it is believed that new FDA donor deferral criteria restricting persons who were resident in the United Kingdom during a specified time could increase this shortage to almost 550,000 units.

Biopure's clinical trials have demonstrated Hemopure's efficacy as an alternative to red blood cell transfusions in surgery patients as measured by the elimination of red blood cell transfusions. In all of Biopure's advanced clinical trials, Biopure evaluated Hemopure's efficacy as an Oxygen Therapeutic by determining, within the context of a written set of guidelines known as a protocol, the percentage of patients given Hemopure who did not require a subsequent transfusion of red blood cells. In these trials, Hemopure was administered only to patients who needed a red blood cell transfusion. Trial design limited the amount of Hemopure that could be infused and the number of post-operative days during which it could be infused. Despite these trial limitations, Hemopure's clinical trials that have been completed and analyzed demonstrate clinically significant elimination of red blood cell transfusions. Elimination was deemed to occur if the patient did not require a subsequent red blood cell transfusion. Elimination was deemed not to occur if the patient was administered the maximum number of Hemopure units permitted by the particular trial design and subsequently needed a red blood cell transfusion.

In 1998, the FDA agreed to a protocol with a primary endpoint of 35% elimination for Biopure's U.S. pivotal Phase III clinical trial in orthopedic surgery patients.

The following chart summarizes Biopure's advanced clinical trials that Biopure will use for the initial applications for marketing approval of Hemopure as an alternative to red blood cell transfusions. The column labeled "Results" for the completed trials lists efficacy, or elimination of red blood cell transfusions, results.

Another endpoint of our pivotal Phase III trial is a safety profile in the Hemopure group that is no worse than the control group. We have attained this safety comparability standard in the completed trials listed below.

                                                                   NO. OF TOTAL
                                               DOSING: GRAMS     PATIENTS/NO. OF
                                                 HEMOGLOBIN      PATIENTS TREATED
    TYPE OF SURGERY      DEVELOPMENT STATUS   (UNITS HEMOPURE)    WITH HEMOPURE         RESULTS
    ---------------      ------------------   ----------------   ----------------       -------
Elective orthopedic      U.S. pivotal Phase  Up to 300 grams           693/        Pending analysis
  surgery                III trial           (10 units) over 6                     of results
                                             days
Non-cardiac elective     Phase III trial     Up to 210 grams (7       160/83       43% elimination of
  surgery (1998)         completed in        units) over 6 days                    red blood cell
                         Europe and South                                          transfusions
                         Africa, the basis
                         for filing in
                         South Africa in
                         July 1999
Post cardio-pulmonary    Phase II trial      Up to 120 grams (4       98/50        34% elimination of
  bypass surgery (1996)  completed in the    units) over 3                         red blood cell
                         U.S.; supportive    days, first dose                      transfusions
                         trial for the       administered post-
                         South African July  surgery
                         1999 filing
Aortic aneurysm          Intraoperative      Up to 150 grams (5       72/48        27% elimination of
  reconstruction         Phase II trial      units) over 4                         red blood cell
  surgery (1996)         completed in the    days; first dose                      transfusions
                         U.S. and Europe;    administered
                         supportive trial    during surgery, if
                         for the South       required
                         African July 1999
                         filing

U.S. Pivotal Phase III Orthopedic Surgery Trial. Biopure, with FDA agreement, began a pivotal Phase III trial in the United States in March 1999 in elective orthopedic surgery. Elective orthopedic surgery includes non-emergency surgery involving bones and joints, including repair of orthopedic fractures in stabilized patients. The primary objective of this trial is the avoidance of red blood cell transfusions for six weeks after orthopedic surgery. Biopure designed this randomized, red blood cell controlled, multi-center study to enroll a total of 640 patients in the United States, Europe, Canada and South Africa, of whom approximately one-half would be in the Hemopure treatment group and the other half would receive red blood cells. Final enrollment was 693 patients, randomized one-to-one. Up to 300 grams of hemoglobin, or ten units of Hemopure, could be infused before, during or after surgery for a total of up to six treatment days. The efficacy endpoint of this trial is the elimination of red blood cell transfusions in 35% of the patients who receive Hemopure. Another endpoint is a safety profile that is no worse than the control group. The data from this trial are being monitored and audited, after which results will be analyzed.

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

U.S. Phase II Aortic Aneurysm Reconstruction Surgery Trial. In 1998, Biopure completed a randomized, red blood cell controlled, multi-center trial in abdominal aortic aneurysm reconstruction surgery. Aortic aneurysm reconstruction surgery involves repairing a damaged segment of the aorta, the body's principal artery. This study treated 72 patients, 48 of whom were infused with Hemopure. The maximum dosage was 150 grams of hemoglobin, 30 grams more than the post cardiopulmonary bypass trial. Usually aortic aneurysm reconstruction surgery involves much more blood loss than post cardiopulmonary bypass surgery. In this trial, Hemopure was used during the surgery in contrast to the post cardiopulmonary bypass trial, where use began after surgery. The trial resulted in the clinically significant elimination of red blood cell transfusions in 27% of the patients that received Hemopure. The trial was reported in the Journal of Vascular Surgery, February 2000 issue.

Trauma; Stabilized Trauma Trial

Biopure has observed a 100% elimination of red blood cell transfusions on the day of surgery in cardiac patients infused with Hemopure. As a result, Biopure believes that Hemopure could be infused at the site of an accident, potentially extending the time that a trauma patient could be supported awaiting definitive hospital care. Hemopure also acts as an expander of blood volume, a common therapy used to stabilize trauma patients. As part of our approach to trauma, Biopure is conducting a Phase II trial in non-cardiac surgery patients that allows enrollment of consenting, stable trauma patients. This 60-patient trial is being conducted at Brooke Army Medical Center and Wilford Hall Air Force Hospital. In this controlled and randomized study, investigators dose with Hemopure (or Ringer's lactate, the control treatment) based on the estimated amount of blood the patient has lost. Endpoints include blood utilization and safety. There have been no deaths in either group in this study. In this trial, physicians are administering Hemopure to a maximum dose of 10 units or 300 grams of hemoglobin. Biopure expects this trial to provide information useful in designing a clinical development plan for trauma. Hemopure has been used on a "compassionate use" basis in trauma patients. The design of pivotal trauma trials will be complicated by heterogeneous patient populations and logistical issues. Biopure has convened a panel of experts to advise in the design of a trauma program.

In addition, preclinical animal model studies performed in academic and military research laboratories have shown the benefit of using Hemopure in situations involving severe trauma, hemorrhagic shock, hemorrhagic shock with tissue injury and resuscitation from cardiac arrest resulting from severe hemorrhage.

Ischemia

The ability of Hemopure molecules to circumvent partial occlusions could potentially benefit patients suffering from ischemic conditions by supplying oxygen to tissues that are receiving inadequate numbers of red blood cells. Inadequate tissue oxygenation due to partial vessel blockage or constriction can cause heart attack, angina and transient ischemic attack, which is a precursor to stroke. In these situations, treatment with red blood cell transfusions would not be effective because red blood cells are too large to navigate around blockages. Biopure has completed preclinical studies with results supporting these potential indications. One preclinical study demonstrated that infusing Hemopure before there is a blockage in a coronary artery leading to a heart attack can limit potential damage to the heart. Although Hemopure would not attack the root cause of the ischemia, such as a clot or plaque in the arteries, it could help to maintain oxygenation and thereby sustain tissue pending a correction of the blockage or could lessen the damage from ischemia if infused in time. In 1996, the American Heart Association reported that approximately 900,000 people in the United States each year experience heart attacks, of which approximately one quarter are fatal. In its 1999 Heart and Stroke Statistical Update, the American Heart Association reported that approximately 600,000 people suffer a new or recurrent stroke each year.

An abstract published in the The Journal of Trauma in January 2000 and presented at the 30th Annual Scientific Meeting of the Western Trauma Association on March 1, 2000 described a preclinical study using a pre-hospital hemorrhagic shock model designed to model what happens to humans after an accident. The study demonstrates that small-volume resuscitation with Hemopure can restore and sustain brain oxygenation, blood pressure and cardiac output following severe hemorrhagic shock.

Cancer Therapy Adjunct

Radiation therapy and many types of chemotherapy depend on the adequate oxygenation of tumors to kill cancer cells. Malignant cancer tumors, such as breast, prostate and other solid tumors, are dense tumors which often outgrow their blood supply, leaving much of the tumor without oxygen. Consequently, they resist chemotherapy and radiation treatment. Biopure, in collaboration with the Dana-Farber Cancer Institute in Boston, has developed a patented method for oxygenating hypoxic, or oxygen deficient, tumor cells that could potentially increase the tumor-killing effects of radiation and chemotherapy. Preclinical studies have shown the feasibility of this application. In 1999, Biopure initiated clinical development of this indication, specifically the treatment of glioblastoma. Enrollment in a clinical trial of patients diagnosed with glioblastoma began in 2000.

Plasma-Expanding Agent

After blood loss, health care professionals typically administer human serum albumin, or HSA, or other volume expanding fluids to restore blood volume. Adequate blood volume is necessary to maintain effective blood pressure and heart rate. HSA is a naturally occurring protein that is part of the plasma. Hemopure molecules are also proteins. Hemopure maintains the volume of blood in a manner similar to HSA. In many patients suffering from severe blood loss, Biopure believes that Hemopure would be preferable to currently available plasma expanding agents, which do not carry or offload oxygen.

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

Erythropoietic Support

In Biopure's Phase II post-cardiopulmonary bypass clinical trial, which compared the post-operative use of Hemopure to donated red blood cells in cardiac surgery, the hematocrit, or packed red blood cell volume as a percentage of total blood volume, was similar for both the Hemopure-infused and the control patients on the sixth day following surgery. Both groups maintained this similarity when measured again at a follow-up visit 28 days after surgery, suggesting that Hemopure may support the regeneration of red blood cells. In addition, in one "compassionate use" case, a patient with a critically low hematocrit, who received Hemopure but not red blood cells, was stabilized for several days and then was able to restore her hematocrit. As such, Hemopure could potentially be used in conjunction with, or as an alternative to, erythropoietin, a hormone that enhances the production of red blood cells. A preclinical study supports the use of Hemopure as an erythropoietic agent. This study involved eight conscious sheep, all of which underwent an exchange transfusion involving the replacement of at least 95% of their blood with an early formulation of Hemopure. Even with critically low hematocrits, these animals achieved stable hemodynamics, demonstrated no clinical signs of distress and survived long term with a rapid resynthesis of their red blood cells.

Oxyglobin

Oxyglobin is identical to Hemopure except for its molecular size distribution, and has the same advantages over red blood cells as Hemopure. The FDA Center for Veterinary Medicine approved Oxyglobin in January 1998 and the European Medicines Evaluation Agency approved Oxyglobin in December 1999, in both cases for the treatment of canine anemia, regardless of cause. Oxyglobin sales were $3.1 million in fiscal 2000 and $2.7 million in fiscal 1999. Oxyglobin's characteristics are well suited for use by small animal practitioners for treatment of anemia and other critical care situations involving acute blood loss. Acute blood loss often results from surgery, trauma, hemolysis, gastrointestinal blood loss, which is most frequently a result of parasitism or intestinal infection, urinary tract blood loss, iron deficiency and rodenticide toxicity. Biopure estimates that there are at least 15,000 small animal veterinary practices in the United States and another 4,000 mixed animal practices treating small and large animals. Biopure believes that the average veterinary practice treats only a small percentage of canine anemia cases with a red blood cell transfusion. The remainder receive either cage rest or a minimally effective treatment such as fluid administration, iron supplements, nutritional supplements or inspired oxygen.

Biopure obtained FDA approval in fiscal 2000 to modify its product label to allow for flexible dosing and to increase the product's shelf life to three years. The original label specified a dose of 30 milliliters per kilogram of animal patient weight. The new label permits a lower dosage range of 10 to 30 milliliters per kilogram. Biopure's strategy to increase the market for Oxyglobin includes:

- educating veterinarians on the range of uses for Oxyglobin and demonstrating that using Oxyglobin represents better medical practice;

-  adding Japanese and other foreign approvals;

-  adding repeat dosing;

-  adding other applications;

-  offering a smaller package size; and

-  adding other species.

MANUFACTURING

Biopure uses proprietary and patented purification and polymerization processes in the manufacture of its Oxygen Therapeutic products. Biopure's processes comply with current good manufacturing practices established by the FDA and comparable standards required in the European Union for veterinary products. Biopure's scientific and engineering team has designed and built much of its large-scale critical equipment. A proprietary computer software system operates and monitors most aspects of this process. Biopure has produced both Hemopure and Oxyglobin since 1991 and its facilities currently have the capacity to produce 40,000 units of Hemopure or 140,000 units of Oxyglobin per year. Through the installation of additional water supply and the completion of its automated filling line, Biopure can attain capacity to produce 100,000 units of Hemopure or 350,000 units of Oxyglobin per year in its current facilities. This capacity can be used for any combination of Oxyglobin and Hemopure units.

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

Safety

In addition to safety from bacterial and viral pathogens, such as those leading to AIDS and hepatitis, Biopure's sourcing and manufacturing processes safeguard humans from potential risks associated with diseases including transmissible spongiform encephalopathies, more commonly known as the cause of diseases such as "mad cow disease". Health and regulatory authorities have given guidance directed at three factors to control these diseases: source of animals, nature of tissue used and manufacturing process. Biopure complies with, and believes it exceeds, all current guidelines regarding such risks for human pharmaceutical products. Blood as a tissue generally has been found to have little or no potential for transmitting transmissible spongiform encephalopathies. Bovine red blood cells do not contain prions, the proteins necessary for transmissible spongiform encephalopathies. Furthermore, Biopure's patented purification and manufacturing process has been tested to demonstrate that the potential risk of infectious disease transmission is insignificant.

Manufacturing Processes

A washing and a filtration process remove plasma proteins in the bovine blood. Washed cells are next placed in a centrifuge that separates the red blood cells from the rest of the blood. The hemoglobin is extracted from the red blood cells and is then diafiltered to remove red blood cell wall debris and other contaminants. The resulting material is a cell-free hemoglobin intermediate. A semi-continuous purification process involving a high performance liquid chromatography process purifies the hemoglobin intermediate. Next, the purified hemoglobin is polymerized, or linked, by the addition of a cross-linking agent. Polymerized and stabilized material is then fractionated and concentrated. The final product is filtered into sterilized batch holding tanks until it is sterile filled into bags.

MARKETING

Hemopure

Upon receipt of FDA approval, if granted, Biopure expects to market Hemopure to physician practices and hospitals. It also believes that military customers will be significant. Biopure recognizes that it is crucial to establish a core belief among opinion leaders that Hemopure fills an important medical need and that systematic development of opinion leader advocacy is necessary for capturing and maintaining a leadership position. As part of this process, in 1998 Biopure engaged a medical advisory board consisting of 13 leading physicians who participated in an educational program and forum with Biopure. In February 2000 it hired a marketing vice president and, subsequently, a vice president of international marketing. Biopure expects to reach anesthesiologists, surgeons, oncologists, critical care and other physician-specialists through publications and educational forums, such as seminars and presentations at meetings of specialists.

Biopure will explore various means of selling Hemopure. Among other options, Biopure may seek to enter into licensing or co-marketing agreements for parts or all of the world in order to avail itself of the marketing expertise of one or more seasoned pharmaceutical companies. Alternatively, it could engage "contract" sales organizations from vendors, contract pharmaceutical companies that supply sales services or recruit and train its own marketing and sales force. Biopure has identified a distributor for sales in South Africa.

Oxyglobin

Biopure began selling Oxyglobin in March 1998 to a discrete number of emergency and specialty practices in the United States. Biopure began selling Oxyglobin nationally in October 1998. Since October 1998 Biopure has sold approximately 66,000 units of Oxyglobin. Veterinarians report successful use of Oxyglobin in critical care situations involving blood loss, destruction of red blood cells and ineffective production of red blood cells. In December 1999, Biopure received veterinary approval to market Oxyglobin to treat canine anemia in the European Union.

Biopure sells Oxyglobin directly to veterinarians in the United States through veterinary product distributors -- one national and eight regional. Orders are then drop shipped by Biopure directly. Biopure coordinates marketing and distribution activities through five full-time sales employees.

Marketing programs have included advertising, direct mail, educational seminars, conference calls and attendance at trade shows. Biopure has established a core group of veterinary practices that use the product regularly. These veterinarians are effective advocates of the product when interacting with other veterinarians. Biopure sponsors evening seminars featuring these veterinarians. Most veterinarians who buy the product reserve its use for the most severe clinical situations. In fiscal 2000, veterinarians paid an average of $128.32 per 15-gram hemoglobin unit.

COMPETITION

Hemopure will compete with traditional therapies and with other oxygen delivery pharmaceuticals. Comparisons with traditional therapies, including red blood cell transfusions, are described under "-- Scientific Overview," "-- Biopure's Oxygenating Technology" and "-- Biopure's Products." Oxygen Therapeutics under development fall into two categories:

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

-  long-term room temperature stability;

-  completed and operational large-scale manufacturing facility;

-  safe, ample, controlled inexpensive source of raw material;

-  FDA approval of Oxyglobin in January 1998 and usage by veterinarians; and

-  EMEA approval of Oxyglobin in December 1999.

Many of Biopure's competitors and potential competitors have significantly greater financial and other resources to develop, manufacture and market their products. Existing competitors in the development of hemoglobin-based investigational products use outdated human red blood cells or bovine hemoglobin as their raw material. Biopure is aware of two human hemoglobin-based products currently in advanced clinical trials. Biopure believes that its use of bovine red blood cells is an advantage over products made from outdated donated human red blood cells because of the availability, abundance, ability to control source, cost and relative safety of bovine red blood cells. However, the use of bovine derived blood products may encounter resistance from physicians and patients. Among other things, public perceptions about the risk of "mad cow disease" may affect market acceptance of Hemopure. Biopure also believes that competitors may find it difficult to make or offer a hemoglobin-based oxygen carrier product having the product characteristics of Hemopure without infringing on one or more Biopure patents. In addition, the relatively low viscosity of Hemopure is a potential advantage, particularly in large doses, in permitting perfusion at low blood pressure.

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

Biopure knows of no companies developing oxygen products intended to compete with Oxyglobin in the veterinary market.

INTELLECTUAL PROPERTY

Patents, trademarks, trade secrets, technological know-how and other proprietary rights are important to Biopure's business. Biopure actively seeks patent protection both in the United States and abroad. Biopure filed its initial patent in 1986 in the United States. Four U.S. patents have been issued from this filing. These patents describe and claim ultra-pure semi-synthetic blood substitutes and methods for their preparation.

In total, Biopure has 18 U.S. patents granted and nine applications pending relating to its Oxygen Therapeutics. Biopure's granted U.S. patents relating to Oxygen Therapeutics include:

- two patents covering an ultra-purification process for hemoglobin solutions, regardless of the source of hemoglobin, which expire in 2006 and 2014; two patents covering the ultra-pure Oxygen Therapeutic solutions produced by this process expiring in 2009; and one patent covering the chromatography purification of the hemoglobin solution, expiring in 2015.

- three patents regarding compositions having improved stability, of which two expire in 2015 and the third expires in 2016, and one patent covering processes for producing these compositions which expires in 2016;

- one patent, which expires in 2015, covering improvements in preservation of such hemoglobin solutions;

- two patents, which expire in 2015 and 2016, covering improved methods for separating polymerized from unpolymerized hemoglobin;

- one patent, which expires in 2015, covering methods of oxygenating tissue affected by inadequate red blood cell flow;

- one patent, which expires in 2016, covering the removal of pathogens, if present, from Biopure's source material; and

- three patents, which expire in 2011, 2014 and 2015, covering methods for treating tumors; and

- one patent, which expires in 2010, covering a sample valve for sterile processing.

Biopure also filed its original patent in Europe. Although granted, third parties subsequently opposed Biopure's original European patent. As a result of the opposition proceeding, the patent was revoked. However, Biopure filed an appeal that reinstated the patent during the appeal and is awaiting a decision on the appeal. In the opposition process, Biopure narrowed its claims. Despite the narrowing, Biopure believes that these claims provide protection for Biopure's existing process and products. Biopure further believes that a narrowed European patent should be sustained. During the opposition proceeding, some pre-existing patents and articles not presented to the United States Patent Office during the prosecution of patents already issued in the United States were presented to the European Patent Office by the opponents. These preexisting patents and articles are not expected to affect claims of Biopure patents in the rest of the world. Biopure also has other foreign patents and patent applications.

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

EMPLOYEES

As of January 11, 2001, Biopure employed 173 persons. Of its total work force, 113 employees are engaged in manufacturing and related manufacturing support services, 21 are engaged in research and development activities, 10 are engaged in sales and marketing, primarily veterinary, and 29 are engaged in support and administrative activities. None of Biopure's employees are covered by a collective bargaining agreement. Biopure believes its relations with its employees are good.

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

-  FDA review of the biologics license application; and

- satisfactory completion of an FDA inspection of the manufacturing facilities at which the product is made to assess compliance with current good manufacturing practices, which includes elaborate testing, control, documentation and other quality assurance procedures.

The testing and approval process requires substantial time, effort and financial resources. After approval is obtained, a supplemental approval is generally required for each proposed new indication, often accompanied by data similar to that submitted with the original biologics license application.

Preclinical studies include laboratory evaluation of the product and animal studies to assess the safety and potential efficacy of the product. The results of the preclinical studies, together with manufacturing information and analytical data, are submitted to the FDA as part of the IND. The IND automatically will become effective in 30 days unless the FDA, before that time, raises concerns or questions and imposes a "clinical hold". In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the trial can proceed. Once trials have commenced, the FDA may stop the trials, or particular types of trials, by imposing a clinical hold because of concerns about, for example, the safety of the product being tested or the adequacy of the trial design.

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

Biopure believes that its recently completed U.S. pivotal Phase III clinical trial is consistent with the FDA's most recent guidance on the design and efficacy and safety endpoints required for approval of products such as Hemopure. However, the FDA could change its view or require a change in study design, additional data or even further clinical trials prior to approval of Hemopure.

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

ITEM 2.  PROPERTIES

Biopure has manufacturing facilities in Pennsylvania for the collection and separation of blood and in Cambridge, Massachusetts where processing is completed. In connection with Biopure's application for marketing approval for Oxyglobin, the FDA inspected these facilities and determined that they complied with good manufacturing practices. The Medicines Control Agency, on behalf of the European Medicines Evaluation Agency, inspected Biopure's facilities prior to granting marketing approval for Oxyglobin.

Biopure manufactures separation materials in a 10,000 square foot plant in New Hampshire. The current annual lease payment for this facility is $56,000. The lease expires on March 31, 2005. Biopure has an option to extend this lease for an additional five years.

Biopure leases two facilities for office and research space in Massachusetts. One lease covers 24,000 square feet, and its current annual lease payment is $239,000. This lease expires on December 31, 2007. Biopure has an option to extend this lease for ten five-year periods, or an additional 50 years. The other lease covers 7,000 square feet. This lease expires on August 31, 2001, and lease payments through that date aggregate $162,000. Biopure does not have an option to extend this lease. It leases 10,000 square feet of warehouse space in Massachusetts. The current annual lease payment for this facility is $55,000. The lease expires on September 30, 2001. Biopure has an option to extend this lease for two five-year periods, or an additional ten years.

Biopure leases 32,000 square feet of manufacturing space under three leases in Massachusetts. The current annual lease payments for these facilities is $236,000. The leases expire on November 30, 2005. Biopure has an option to extend these leases for four five-year periods, or an additional 20 years, with an exclusive right to negotiate for an additional 25 years. Biopure also leases 18,000 square feet of manufacturing space in Pennsylvania. The current annual payment for a ground lease for this facility is $21,000. The lease expires on October 20, 2014. Biopure has an option to extend this lease for nine years.

Biopure's current process is designed to be scalable, such that additional capacity can be obtained by adding duplicate equipment and additional raw material including power and water. Biopure is in the process of constructing a 1,700 square foot building abutting the existing research/manufacturing building. This will facilitate the addition of utilities to maximize production in Cambridge. However, due to space constraints Biopure is in the process of selecting a new site for a large scale commercial plant to meet the anticipated demand for Hemopure.

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

Summary judgments were entered against the plaintiffs in both of these actions in 1994. The plaintiffs appealed. One appeal filed in Bio-Vita Ltd., et al. v. Carl W, Rausch, et al. was voluntarily dismissed. The other appeal was remanded to the trial court for further findings based on lack of jurisdiction, and on February 23, 2000, the United States District Court for the District of Massachusetts reaffirmed entry of final judgment in favor of Biopure and found on the jurisdiction issue that there is no reason to delay the appeal. The matter is again on appeal. The remaining plaintiff is seeking $250.0 million in damages. Biopure believes that the ultimate resolution of this matter will not have a material adverse effect on its financial position or results of operations.

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

EXECUTIVE OFFICERS OF THE COMPANY

The executive officers of Biopure are as follows:

                 NAME                   AGE                   TITLE
--------------------------------------  ---   --------------------------------------
Carl W. Rausch........................  52    Chairman and Chief Executive Officer
Paul A. Looney........................  61    President
Maria S. Gawryl, Ph.D.................  47    Senior Vice President, Research and
                                              Development
Edward E. Jacobs, Jr., M.D............  60    Senior Vice President, Medical Affairs
Jane Kober............................  57    Senior Vice President, General Counsel
                                              and Secretary
Francis H. Murphy.....................  62    Chief Financial Officer
William A. Eudailey...................  56    Vice President, Marketing
Geoffrey J. Filbey....................  57    Vice President, Engineering
Carolyn R. Fuchs......................  48    Vice President, Human Resources
Alain Massot..........................  54    Vice President, International
                                              Marketing
Andrew W. Wright......................  41    Vice President, Veterinary Products

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

PAUL A. LOONEY has been President of Biopure since 1999. From 1995 to 1999, Mr. Looney was a consultant to various biotechnology companies. Between September 1993 and May 1995, Mr. Looney was the Chief Executive Officer, Chief Operating Officer and President of Corning Costar Inc. Between 1987 and September 1993, Mr. Looney was President of Costar Inc. Mr. Looney is a director of Biosphere Medical, Inc.

MARIA S. GAWRYL, PH.D. has been Senior Vice President, Research and Development of Biopure since 1999. From September 1990 to April 1999, she was Vice President, Research and Development. Dr. Gawryl holds a Ph.D. in immunology from the University of Connecticut. She did post-doctoral work at the University of Connecticut Health Center and Rush Presbyterian, St. Luke's Medical Center. She holds a B.S. degree in math and chemistry from Antioch College.

EDWARD E. JACOBS, JR., M.D. has been a Senior Vice President of Biopure since 1997. From April 1995 to 1997, he was Senior Medical Advisor of Biopure. Since 1988, he has been an Assistant Clinical Professor at Harvard Medical School. He holds an M.D. degree from Harvard Medical School and a B.A. degree in philosophy from Princeton University.

JANE KOBER has been Senior Vice President, General Counsel and Secretary of Biopure since 1998. From June 1989 to April 1998, she was a partner in LeBoeuf, Lamb, Greene & MacRae, L.L.P. Ms. Kober holds a J.D. degree from Case Western Reserve University, an M.A. degree from the University of Chicago and a B.A. in English from the Pennsylvania State University. She serves as a director of HTV Industries, Inc.

FRANCIS H. MURPHY has been Chief Financial Officer of Biopure since 1999. Most recently Mr. Murphy had been International Vice President and business manager for Japan, Latin America and Asia Pacific for the Corning Science Products Division of Corning Incorporated. He holds an M.B.A. degree from Boston University and a B.S. degree in industrial engineering and a B.A. degree from Rutgers University.

WILLIAM A. EUDAILEY became Vice President, Marketing, in February 2000. From 1996 through 1999, Mr. Eudailey was Vice President of Separations Business of Corning Incorporated, and from 1995 to 1996 he was Vice President Worldwide Marketing for the Science Products Division of Corning Incorporated. He holds a Doctor of Pharmacy degree and a B.S. in pharmacy from the University of Tennessee College of Pharmacy.

GEOFFREY J. FILBEY joined Biopure in 1985 and has served as Vice President, Engineering since 1995. Mr. Filbey holds a B.Sc. degree in engineering from the City University in London, England.

CAROLYN R. FUCHS has served as Vice President, Human Resources since 1998. From October 1996 to June 1998, she was an independent consultant. From May 1991 to October 1996, she worked at National Medical Care. Ms. Fuchs holds an M.Ed. degree in counseling and a B.S. degree in psychology from the University of Massachusetts at Amherst.

ALAIN MASSOT joined Biopure as Vice President, International Marketing in August 2000. From 1995 to 2000, Mr. Massot was a consultant in international market development to biotechnology and high technology companies. From 1993 to 1996, Mr. Massot was Senior Vice President, International for PerSeptive Biosystems, Inc. Mr. Massot holds an M.S. in chemical engineering from the Sorbonne University and holds degrees in computer programming.

ANDREW W. WRIGHT has been Vice President, Veterinary Products of Biopure since 1996. From March 1992 to August 1996, Mr. Wright worked with IDEXX Laboratories, Inc. where he held several management positions, including Director of Corporate Development, Director of Marketing and Senior Product Manager. He holds an M.B.A. degree from the University of Chicago and a B.A. degree in economics from Carleton College.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) The Company's Class A Common Stock is traded in the over-the-counter market and is quoted on the NASDAQ National Market under the trading symbol "BPUR".

The following table sets forth the high and low sale prices for the Class A Common Stock for each of the quarters in the two years ended October 31, 2000, as reported by the NASDAQ National Market beginning July 30, 1999, when the Class A Common Stock was first traded. The quotations shown represent inter-dealer prices without adjustments for retail markups, markdowns or commissions, and may not necessarily reflect actual transactions.

                                                              HIGH      LOW
                                                             ------    ------
Year Ended October 31, 1999
  Third Quarter (July 30 - 31).............................  $11.25    $ 9.75
  Fourth Quarter...........................................   14.19      6.31
Year Ended October 31, 2000
  First Quarter............................................   54.50      9.00
  Second Quarter...........................................   52.00     19.88
  Third Quarter............................................   29.88     15.56
  Fourth Quarter...........................................   25.50     14.63

As of December 31, 2000 there were 474 holders of record of the Class A Common Stock. The Company did not pay dividends on its Class A Common Stock during the two fiscal years ended October 31, 2000 and does not plan to pay dividends on its Class A Common Stock in the foreseeable future.

During the fourth quarter of fiscal year 2000 Biopure issued 176 shares of Class A Common Stock not registered under the Securities Act of 1933. Proceeds were $792 plus the surrender of warrants in "cashless" exercises. The stock was issued in reliance on the exemption from registration under Section 4(2) under the Securities Act of 1933 and representations from the acquirors.

ITEM 6.  SELECTED FINANCIAL DATA

Set forth below is the selected financial data for Biopure for the five fiscal years ended October 31, 2000.

                                      --------------------------------------------------------
                                                   FISCAL YEAR ENDED OCTOBER 31,
                                      --------------------------------------------------------
                                        2000        1999        1998        1997        1996
                                      --------    --------    --------    --------    --------
In thousands, except per share data
STATEMENTS OF OPERATIONS DATA:
Total revenues......................  $  3,063    $  2,866    $  1,131    $     --    $     71
Cost of revenues....................     4,778       6,814       1,543          --          --
                                      --------    --------    --------    --------    --------
Gross profit (loss).................    (1,715)     (3,948)       (412)         --          71
Operating expenses:
  Research and development..........    26,378      24,166      22,950      23,494      18,924
  Sales and marketing...............     2,463       2,922       2,444         694          --
  General and administrative........     9,878       5,266       4,660       2,920       3,506
                                      --------    --------    --------    --------    --------
Total operating expenses............    38,719      32,354      30,054      27,108      22,430
                                      --------    --------    --------    --------    --------
Income (loss) from operations.......   (40,434)    (36,302)    (30,466)    (27,108)    (22,359)
Total other income (expense)........     4,356         772         419        (310)        765
                                      --------    --------    --------    --------    --------
Net income (loss)...................   (36,078)    (35,530)    (30,047)    (27,418)    (21,594)
Stock dividends on preferred
  stock.............................        --     (17,915)         --          --          --
                                      --------    --------    --------    --------    --------
Net loss applicable to common
  stockholders......................  $(36,078)   $(53,445)   $(30,047)   $(27,418)   $(21,594)
                                      ========    ========    ========    ========    ========
Historical basic net income (loss)
  per common share..................  $  (1.51)   $  (3.61)   $  (2.41)   $  (2.23)   $  (1.77)
Historical weighted-average common
  shares outstanding................    23,947      14,813      12,460      12,300      12,215
Pro forma basic net income (loss)
  per common share..................              $  (2.62)   $  (1.65)
Pro forma weighted-average common
  shares outstanding................                20,369      18,237

                                                  ------------------------------------------------
                                                                   AT OCTOBER 31,
                                                  ------------------------------------------------
                                                    2000      1999      1998      1997      1996
                                                  --------   -------   -------   -------   -------
In thousands
BALANCE SHEET DATA:
Cash and cash equivalents.......................  $ 88,828   $30,778   $ 6,063   $13,527   $12,772
Total current assets............................    95,920    38,277    13,175    15,221    13,636
Working capital.................................    84,928    27,872     1,986     5,368     8,111
Net property and equipment......................    25,061    27,447    29,606    27,408    29,438
Total assets....................................   121,287    66,230    44,848    44,054    43,462
Long-term debt (including current portion)......        --        --     6,000     8,000     9,000
Common stock to be repurchased..................        --        --     6,300     6,300        --
Total stockholders' equity......................   108,510    54,037    21,449    20,222    26,417

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

OVERVIEW

We are a leading developer, manufacturer and marketer of Oxygen Therapeutics. Our Oxygen Therapeutics are pharmaceuticals that one administers intravenously into the circulatory system to increase oxygen delivery to the body's tissues. We have developed and manufacture, using a proprietary process and patented technology, two hemoglobin-based oxygen carriers. A pivotal Phase III clinical trial has been completed for Hemopure and is expected to be the basis for our application to the FDA for market in approval in the United States. Oxyglobin, for veterinary use, is the only hemoglobin-based oxygen carrier approved by the FDA and the European Medicines Evaluation Agency.

Since inception, we have devoted substantially all of our resources to our research and development programs and manufacturing. We have been dependent upon funding from debt and equity financings, strategic corporate alliances, licensing agreements and interest income. We have not been profitable since inception and had an accumulated deficit of $286.4 million as of October 31, 2000. We expect to incur additional operating losses over the next several years in connection with clinical trials, preparation of a marketing application for Hemopure, pre-marketing expenditures for Hemopure, expanded marketing of Oxyglobin and increases in production. We began generating revenue from the sale of Oxyglobin in fiscal 1998.

RESULTS OF OPERATIONS

Fiscal Years Ended October 31, 2000 and 1999

Total revenues were $3.1 million in fiscal 2000, as compared to $2.9 million in fiscal 1999, an increase of approximately 6.9%. Revenues in fiscal 2000 included $3.1 million of Oxyglobin sales as compared to $2.8 million in fiscal 1999, an increase of approximately 11.2%. Total revenues also reflect $5,000 and $117,000 in fiscal 2000 and 1999 respectively, from license and development activities, grants and product sales unrelated to our oxygen therapeutic products.

Cost of revenues totaled $4.8 million in fiscal 2000, a decrease of $2.0 million or 29.9% as compared to fiscal 1999. The decrease is due to improved yields and lower production volumes for Oxyglobin than in fiscal 1999. Cost of revenues in fiscal 2000 and 1999 reflects the direct costs associated with the production of Oxyglobin and allocation of a portion of the fixed costs of the unused production capacity. The remainder of these fixed costs and the direct costs of production of clinical trial materials were allocated to research and development.

Research and development expenses increased 9.2% to $26.4 million in fiscal 2000 from $24.2 million in fiscal 1999. The increase was due to the expenses associated with the pivotal Phase III clinical trial activities for Hemopure and an increase in the allocation of fixed costs of unused production capacity. The increases were offset in part by decreases in the costs of clinical trial samples and decreases in other research and development activities. We expect that in the near-term, research and development expenses will remain stable as we prepare our marketing application for Hemopure and continue our development efforts with respect to potential uses for Hemopure.

Sales and marketing expenses decreased 15.7% to $2.5 million in fiscal 2000 from $2.9 million in fiscal 1999. This decrease was primarily due to decreased selling, advertising, marketing and distribution expenses compared to these expenses related to the national product launch of Oxyglobin in 1999.

General and administrative expenses increased 87.6% to $9.9 million in fiscal 2000 from $5.3 million in fiscal 1999. This increase is primarily due to non-cash compensation expense for stock options and warrants granted to certain consultants and directors. This non-cash compensation, which amounted to $3.7 million in fiscal

2000, must be accounted for at fair value, per SFAS 123 and EITF 96-18, and be amortized over the vesting period and revalued each quarter based on the closing stock price. There was no such expense in fiscal 1999. Expenses for the pre-marketing of Hemopure, directors and officers insurance and public and investor relations activities also contributed to the increase.

Total other income consists primarily of interest income and other non-product related income partially offset by interest expense and other non-operating expenses. Total other income was $4.4 million in fiscal 2000 compared to $772,000 in fiscal 1999. This increase of $3.6 million was primarily attributable to interest income resulting from the increased cash balance of the Company.

Historical basic net loss per common share for fiscal 2000 was $1.51, compared to a historical basic net loss per common share of $3.61 and a pro forma basic net loss per common share of $2.62 for the same period in 1999. The 1999 historical and pro forma basic net loss per common share include a one-time charge of $1.21 and $0.88, respectively, associated with $17,915,000 in common stock dividends issued to preferred stockholders. Shares outstanding used to calculate historic basic amounts were 23,947,251 for 2000 and 14,813,045 for 1999; pro forma shares for 1999 were 20,368,860. Historical basic net loss per share is computed based on the weighted-average number of common shares outstanding during the period. Pro forma basic net loss per share is computed using the weighted-average number of outstanding shares assuming conversion of all convertible preferred shares into common shares at date of original issuance.

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

LIQUIDITY AND CAPITAL RESOURCES

At October 31, 2000, we had current assets of $95.9 million, which consisted primarily of $88.8 million in cash and cash equivalents, $2.7 million in net inventory and $3.5 million held in an escrow account, by Biopure, as a settlement payment by which we reacquired shares of class A common stock and license rights. At October 31, 2000, current liabilities were $11.0 million. The $88.8 million in cash and cash equivalents at October 31, 2000 is a net increase of $58.0 million since October 31, 1999. The increase in cash and cash equivalents is primarily attributable to $86.4 million in net proceeds from sales of common stock offset by $27.1 million used in operations and $2.1 million invested in property and equipment.

We have financed operations from inception primarily through sales of equity securities, development and license agreement payments, interest income and debt. Our primary investment objective is preservation of principal and currently we invest in high grade commercial paper. We have not been profitable since inception and had an accumulated deficit of $286.4 million as of October 31, 2000. We will continue to generate losses for the foreseeable future. We believe our current cash and cash equivalents should be sufficient to meet our projected requirements until July 2002. Our cash requirements may vary significantly from current projections. We will require additional financing for the construction of a large-scale manufacturing facility. We will explore opportunities to raise capital through equity offerings, the issuance of debt securities, strategic alliances and other financing vehicles. However, additional financing or strategic alliances may not be available when needed, or, if available, may not be on favorable terms. Our forecast of the period of time through which our financial resources would be adequate to support our operations is forward-looking information and, as such, actual results may vary.

In March, 2000 the Company received $84.4 million of proceeds from a public offering of 2,565,000 shares of class A common stock, at a price of $35.00 per share, before estimated expenses of $620,000.

We plan to spend approximately $10.0 million on capital projects for our existing facilities over the next two years. We will also need to construct additional manufacturing facilities to attain annual capacity in excess of 100,000 units of Hemopure. We may incur additional costs in fiscal 2001 to begin engineering and design work for these facilities.

As of October 31, 2000, we had net operating loss carryforwards of approximately $171.0 million to offset future federal and state taxable income through 2020. Due to the degree of uncertainty related to the ultimate realization of such prior losses, no benefit has been recognized in our financial statements as of October 31, 2000. Utilization of such losses in future years may be limited under the change of stock ownership rules of the Internal Revenue Service.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which will be effective for the Company in the first quarter of fiscal 2001. The adoption of this standard is not expected to have a material effect on the Company's financial position or operating results.

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements, which summarizes some of the staff's interpretations of the application of generally accepted accounting principles to revenue recognition. The Company is required to adopt SAB 101 beginning in the fourth quarter of fiscal 2001 and does not believe the adoption of this new accounting standard will have a material effect on its financial position or operating results.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company currently does not have any foreign currency exchange risks, with the exception of negligible exchange fluctuations associated with expenses for clinical trial and regulatory activities outside of the United States. The Company invests its cash and cash equivalents in high-grade commercial paper and money market funds. These investments are subject to interest rate risk. However, due to the nature of the Company's short-term investments, it believes that the financial market risk exposure is not material.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

The information required by Item 10 -- Directors and Executive Officers of the Registrant; Item 11 -- Executive Compensation; Item 12 -- Security Ownership of Certain Beneficial Owners and Management; and Item 13 -- Certain Relationships and Related Transactions is incorporated into Part III of this Annual Report on Form 10-K by reference to the Company's Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 4, 2001.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) (1) and (2). The response to this portion of Item 14 is submitted as a separate section of this report commencing on page F-1.

(a) (3) and (c). Exhibits (numbered in accordance with Item 601 of Regulation
S-K)

                                 EXHIBIT INDEX

EXHIBIT
NO.       DESCRIPTION                                                     LOCATION
-------   -----------                                                     --------
3(i)      Restated Certificate of Incorporation of Biopure                  ***
3(ii)     By-laws of Biopure, as amended                                      *
10.1      Purchase Agreement between Biopure and INPACO Corporation,          *
          dated August 28, 1997
10.2      Agreement between Biopure and Moyer Packing Company dated           *
          October 21, 1994
10.3      Agency Agreement between Biopure and The Butler Company             *
          dated March 29, 1999
10.4      Promissory Note dated July 31, 1995, from Carl Rausch in            *
          favor of Biopure in the amount of $1,009,772.01
10.5      Promissory Note dated July 31, 1995, from Maria Gawryl in           *
          favor of Biopure in the amount of $12,601.93
10.6      Amended and Restated Stock Purchase Agreement between               #
          Biopure and Geoffrey J. Filbey dated as of May 1, 1999
10.7      Promissory Note dated July 31, 1995, from Geoff Filbey in           *
          favor of Biopure in the amount of $47,707.30
10.8      Lease Agreement dated October 12, 1990, between Biopure and         *
          Tarvis Realty Trust
10.9      Lease Agreement dated May 23, 1997, between Biopure and             *
          Karpowicz Family Trust
10.10     Lease Agreement dated March 31, 1995, between Biopure and           *
          New England Innovations Corp
10.11     Lease Agreement dated April 29, 1994, between Biopure and           *
          Eleven Hurley Street Associates
10.12     Lease Agreement dated May 10, 1994, between Biopure and             *
          Tarvis Realty Trust
10.13     Lease Agreement dated August 23, 1994, between Biopure and          *
          Tarvis Realty Trust
10.14     Lease Agreement dated October 21, 1994, between Biopure and         *
          Moyer Packing Company
10.15     Deferred Compensation Agreement with Carl Rausch dated              *
          August 8, 1990, as amended December 12, 1995
10.16     1993 Incentive Compensation Plan                                    *
10.17     1998 Stock Option Plan                                              *
10.18     1999 Omnibus Securities and Incentive Plan                          *
10.19     Employment Agreement between Biopure and Daniel R. Davis            *
          dated December 3, 1998 and as amended and restated as of
          June 24, 1999
10.20     Employment Agreement between Biopure Corporation and Paul A.        *
          Looney dated as of June 9, 1999
10.21     Employment Agreement Concerning Protection of Company               *
          Property and the Arbitration of Legal Disputes
10.22     Rights Agreement between Biopure and American Stock Transfer       **
          & Trust Company dated September 21, 1999
10.23     Amended and Restated 1999 Omnibus Securities and Incentive        ***
          Plan dated as of February 14, 2000

EXHIBIT
NO.       DESCRIPTION                                                     LOCATION
-------   -----------                                                     --------
10.24     Consulting Agreement between Biopure and William D. Hoffman,      ***
          M.D. dated February 17, 2000
10.25     Underwriting Agreement between Biopure and Underwriters            ##
          dated March 13, 2000
23.1      Consent of Independent Auditors                                     #
24.1      Powers of Attorney                                                  #
99.1      Factors to Consider in Connection with Forward-Looking              #
          Statements

---------------
#  Filed herewith.

## Previously filed as an exhibit to the Company's report on Form 10-Q for the quarter ended April 29, 2000 and incorporated herein by reference thereto.

* Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (File No. 333-78829) and incorporated herein by reference thereto.

** Previously filed as an exhibit to the Company's Report on Form 8-A dated November 4, 1999 and incorporated herein by reference thereto.

*** Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (File No. 333-30382) and incorporated herein by reference thereto.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1994, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  January 29, 2001                  BIOPURE CORPORATION

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

                  SIGNATURE                                   TITLE                         DATE
                  ---------                                   -----                         ----

/s/ Carl W. Rausch*                            Chairman and Chief Executive           January 29, 2001
---------------------------------------------  Officer
Carl W. Rausch

/s/ David N. Judelson*                         Director, Vice Chairman                January 29, 2001
---------------------------------------------
David N. Judelson

/s/ Paul A. Looney*                            Director, President                    January 29, 2001
---------------------------------------------
Paul A. Looney

/s/ Daniel P. Harrington*                      Director                               January 29, 2001
---------------------------------------------
Daniel P. Harrington

/s/ Stephen A. Kaplan*                         Director                               January 29, 2001
---------------------------------------------
Stephen A. Kaplan

/s/ C. Everett Koop, M.D.*                     Director                               January 29, 2001
---------------------------------------------
C. Everett Koop, M.D.

/s/ Charles A. Sanders, M.D.*                  Director                               January 29, 2001
---------------------------------------------
Charles A. Sanders, M.D.

/s/ Francis H. Murphy                          Chief Financial Officer                January 29, 2001
---------------------------------------------
Francis H. Murphy

*By: /s/ Francis H. Murphy
--------------------------------------------
     Francis H. Murphy
     Attorney-in-Fact

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Ernst & Young LLP, Independent Auditors...........  F-2
Consolidated Balance Sheets at October 31, 2000 and October
  31, 1999..................................................  F-3
Consolidated Statements of Operations for the Years Ended
  October 31, 2000, 1999 and 1998...........................  F-4
Consolidated Statements of Stockholders' Equity for the
  Years Ended October 31, 2000, 1999 and 1998...............  F-5
Consolidated Statements of Cash Flows for the Years Ended
  October 31, 2000, 1999 and 1998...........................  F-6
Notes to Consolidated Financial Statements..................  F-7

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors and Stockholders
Biopure Corporation

We have audited the accompanying consolidated balance sheets of Biopure Corporation (the Company) as of October 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended October 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Biopure Corporation at October 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                          ERNST & YOUNG LLP

Boston, Massachusetts
December 11, 2000

                              BIOPURE CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                              ---------------------
                                                                   OCTOBER 31,
                                                              ---------------------
                                                                2000        1999
                                                              --------    ---------
In thousands, except share and per share data
ASSETS:
Current assets:
  Cash and cash equivalents.................................  $ 88,828    $  30,778
  Accounts receivable, less allowance of $40 and $65 at
     October 31, 2000 and 1999, respectively................       478          321
  Inventory, net............................................     2,726        3,182
  Current portion of restricted cash........................     3,508        3,508
  Other current assets......................................       380          488
                                                              --------    ---------
     Total current assets...................................    95,920       38,277
Property and equipment:
  Equipment.................................................    25,175       24,699
  Leasehold improvements....................................    13,681       13,567
  Furniture and fixtures....................................     1,140        1,100
  Construction in progress..................................     5,931        4,979
                                                              --------    ---------
                                                                45,927       44,345
  Accumulated depreciation and amortization.................   (20,866)     (16,898)
                                                              --------    ---------
Net property and equipment..................................    25,061       27,447
Investment in affiliate.....................................        66          101
Other assets................................................       240          405
                                                              --------    ---------
     Total assets...........................................  $121,287    $  66,230
                                                              ========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
  Accounts payable..........................................  $  1,764    $     741
  Accrued expenses..........................................     9,228        9,664
                                                              --------    ---------
     Total current liabilities..............................    10,992       10,405
Deferred compensation.......................................     1,785        1,788
Commitments and contingencies...............................        --           --
Stockholders' equity:
  Preferred stock, $0.01 par value, 30,000,000 shares
     authorized
  Common stock:
  Class A, $0.01 par value, 100,000,000 shares authorized,
     24,937,995 and 22,280,867 shares issued and outstanding
     at October 31, 2000 and 1999, respectively.............       249          223
  Class B, $1.00 par value, 179 shares authorized, 117.7
     shares issued and outstanding..........................        --           --
  Capital in excess of par value............................   372,149      282,054
  Contributed capital.......................................    24,574       24,574
  Notes receivable..........................................    (2,033)      (2,463)
  Accumulated deficit.......................................  (286,429)    (250,351)
                                                              --------    ---------
     Total stockholders' equity.............................   108,510       54,037
                                                              --------    ---------
     Total liabilities and stockholders' equity.............  $121,287    $  66,230
                                                              ========    =========

See accompanying notes.

                              BIOPURE CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      -----------------------------------------
                                                               YEAR ENDED OCTOBER 31,
                                                      -----------------------------------------
                                                         2000           1999           1998
                                                      -----------    -----------    -----------
In thousands, except share and per share data
Revenues:
  Oxyglobin.........................................  $     3,058    $     2,749    $       942
  Other.............................................            5            117            189
                                                      -----------    -----------    -----------
Total revenues......................................        3,063          2,866          1,131
Cost of revenues....................................        4,778          6,814          1,543
                                                      -----------    -----------    -----------
Gross profit (loss).................................       (1,715)        (3,948)          (412)
Operating expenses:
  Research and development..........................       26,378         24,166         22,950
  Sales and marketing...............................        2,463          2,922          2,444
  General and administration........................        9,878          5,266          4,660
                                                      -----------    -----------    -----------
     Total operating expenses.......................       38,719         32,354         30,054
                                                      -----------    -----------    -----------
Income (loss) from operations.......................      (40,434)       (36,302)       (30,466)
Other income (expense):
  Interest income...................................        4,424          1,041          1,417
  Interest expense..................................          (68)          (469)          (799)
  Other.............................................           --            200           (199)
                                                      -----------    -----------    -----------
     Total other income (expense)...................        4,356            772            419
                                                      -----------    -----------    -----------
Net income (loss)...................................      (36,078)       (35,530)       (30,047)
Stock dividends on preferred stock..................           --        (17,915)            --
                                                      -----------    -----------    -----------
Net loss applicable to common stockholders..........  $   (36,078)   $   (53,445)   $   (30,047)
                                                      ===========    ===========    ===========
Historical:
  Basic net income (loss) per common share..........  $     (1.51)   $     (3.61)   $     (2.41)
                                                      ===========    ===========    ===========
  Weighted-average shares used in computing basic
     net income (loss) per common share.............   23,947,251     14,813,045     12,460,070
                                                      ===========    ===========    ===========
Pro forma (unaudited):
  Pro forma basic net income (loss) per common
     share..........................................                 $     (2.62)   $     (1.65)
                                                                     ===========    ===========
  Weighted-average shares used in computing pro
     forma basic net income (loss) per common
     share..........................................                  20,368,860     18,236,894
                                                                     ===========    ===========

See accompanying notes.

                              BIOPURE CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                           COMMON STOCK
                                                               -------------------------------------   CAPITAL IN
                                           PREFERRED STOCK           CLASS A             CLASS B         EXCESS
                                         -------------------   -------------------   ---------------     OF PAR     CONTRIBUTED
                                           SHARES     AMOUNT     SHARES     AMOUNT   SHARES   AMOUNT     VALUE        CAPITAL
                                         ----------   ------   ----------   ------   ------   ------   ----------   -----------
In thousands, except share and per share data
Balance at October 31, 1997............   2,473,914    $ 25    10,599,295    $106    117.7      $--     $166,069      $24,574
  Exercise of stock options............                            27,783                                     68
  Sale of preferred stock..............   2,830,188      28                                               28,181
  Sale of common stock.................                            92,592       1                          2,463
  Common stock issued in exchange for
    release of debt obligation.........                            22,833                                    438
  Equity compensation..................                                                                      276
  Accrued interest.....................
  Net loss.............................
                                         ----------    ----    ----------    ----    -----      --      --------      -------
Balance at October 31, 1998............   5,304,102      53    10,742,503     107    117.7      --       197,495       24,574
  Exercise of stock options............                            17,117                                     88
  Sale of preferred stock..............   2,610,264      26                                               30,099
  Sale of common stock.................                         3,500,000      35                         37,667
  Conversion of preferred stock to
    common stock.......................  (7,914,366)    (79)    8,224,525      82                         17,912
  Stock repurchase adjustment..........                                                                      300
  Retirement of treasury stock.........                          (203,278)     (1)                        (1,582)
  Equity compensation..................                                                                       75
  Accrued interest.....................
  Net loss.............................
                                         ----------    ----    ----------    ----    -----      --      --------      -------
Balance at October 31, 1999............          --      --    22,280,867     223    117.7      --       282,054       24,574
  Exercise of stock options and
    warrants...........................                            92,128                                    577
  Sale of common stock.................                         2,565,000      26                         83,725
  Equity compensation..................                                                                    3,681
  Payment of discount plus interest on
    "non-lapse" restricted shares......                                                                    2,112
  Payment of notes receivable from
    shareholders.......................
  Accrued interest.....................
  Net loss.............................
                                         ----------    ----    ----------    ----    -----      --      --------      -------
Balance at October 31, 2000............          --    $ --    24,937,995    $249    117.7      $--     $372,149      $24,574
                                         ==========    ====    ==========    ====    =====      ==      ========      =======


                                                                                   TOTAL
                                           NOTES      TREASURY   ACCUMULATED   STOCKHOLDERS'
                                         RECEIVABLE    STOCK       DEFICIT        EQUITY
                                         ----------   --------   -----------   -------------
In thousands, except share and per shar
Balance at October 31, 1997............   $(2,110)    $(1,583)    $(166,859)     $ 20,222
  Exercise of stock options............                                                68
  Sale of preferred stock..............                                            28,209
  Sale of common stock.................                                             2,464
  Common stock issued in exchange for
    release of debt obligation.........                                               438
  Equity compensation..................                                               276
  Accrued interest.....................      (181)                                   (181)
  Net loss.............................                             (30,047)      (30,047)
                                          -------     -------     ---------      --------
Balance at October 31, 1998............    (2,291)     (1,583)     (196,906)       21,449
  Exercise of stock options............                                                88
  Sale of preferred stock..............                                            30,125
  Sale of common stock.................                                            37,702
  Conversion of preferred stock to
    common stock.......................                                            17,915
  Stock repurchase adjustment..........                                               300
  Retirement of treasury stock.........                 1,583                          --
  Equity compensation..................                                                75
  Accrued interest.....................      (172)                                   (172)
  Net loss.............................                             (53,445)      (53,445)
                                          -------     -------     ---------      --------
Balance at October 31, 1999............    (2,463)         --      (250,351)       54,037
  Exercise of stock options and
    warrants...........................                                               577
  Sale of common stock.................                                            83,751
  Equity compensation..................                                             3,681
  Payment of discount plus interest on
    "non-lapse" restricted shares......                                             2,112
  Payment of notes receivable from
    shareholders.......................       556                                     556
  Accrued interest.....................      (126)                                   (126)
  Net loss.............................                             (36,078)      (36,078)
                                          -------     -------     ---------      --------
Balance at October 31, 2000............   $(2,033)    $    --     $(286,429)     $108,510
                                          =======     =======     =========      ========

See accompanying notes.

                              BIOPURE CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             --------------------------------
                                                                  YEAR ENDED OCTOBER 31,
                                                             --------------------------------
                                                               2000        1999        1998
                                                             --------    --------    --------
In thousands
OPERATING ACTIVITIES:
Net income (loss)..........................................  $(36,078)   $(35,530)   $(30,047)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation.............................................     4,107       3,931       3,262
  Disposition of obsolete fixed assets.....................       331          --          --
  Equity compensation......................................     3,681          75         276
  Deferred compensation....................................        (3)       (122)        231
  Accrued interest on stockholders' notes receivable.......      (126)       (172)       (181)
  Equity in affiliate's operations.........................        35          30          35
  Changes in assets and liabilities:
     Inventories...........................................       456        (110)     (3,072)
     Accounts receivable...................................      (157)         25        (346)
     Other current assets..................................       108         302          89
     Accounts payable......................................     1,023        (782)        441
     Accrued expenses......................................      (436)      1,394         682
                                                             --------    --------    --------
       Net cash used in operating activities...............   (27,059)    (30,959)    (28,630)
INVESTING ACTIVITIES:
Purchase of property and equipment.........................    (2,052)     (1,772)     (4,809)
Other assets...............................................       165       1,531        (341)
Restricted cash............................................        --          --      (2,425)
                                                             --------    --------    --------
       Net cash used in investing activities...............    (1,887)       (241)     (7,575)
FINANCING ACTIVITIES:
Net proceeds from sale of common stock.....................    83,751      37,702       2,464
Net proceeds from sale of preferred stock..................        --      30,125      28,209
Payment of long-term debt..................................        --      (6,000)     (2,000)
Repurchase of common stock.................................        --      (6,000)         --
Proceeds from exercise of stock options and warrants and
  restricted stock.........................................     2,689          88          68
Payment of notes receivable from shareholders..............       556          --          --
                                                             --------    --------    --------
       Net cash provided by financing activities...........    86,996      55,915      28,741
                                                             --------    --------    --------
Increase (decrease) in cash and cash equivalents...........    58,050      24,715      (7,464)
Cash and cash equivalents at beginning of period...........    30,778       6,063      13,527
                                                             --------    --------    --------
Cash and cash equivalents at end of period.................  $ 88,828    $ 30,778    $  6,063
                                                             ========    ========    ========
Interest paid..............................................  $     --    $    435    $    693
                                                             ========    ========    ========

See accompanying notes.

                              BIOPURE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS AND ORGANIZATION

Biopure Corporation (the Company) develops, manufactures and markets Oxygen Therapeutics(TM). Its products are Hemopure, for human use, and Oxyglobin, for veterinary use. The Company is developing Hemopure as an alternative to red blood cell transfusions as well as for use in the treatment of other critical care conditions.

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

Additionally, during 2000, the Company continued human clinical trials of its Hemopure solution in the United States, Europe and South Africa. These clinical trials are expensive and a significant cause of the Company's operating losses. Although there cannot be any assurance that its Hemopure solution will be approved by a country's regulatory authority, the trials to date have produced satisfactory results, which have allowed the Company to continue clinical progress.

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

Some of the Company's key materials used in production are obtained from sole source suppliers. Although such materials are available from other suppliers, the Company must test materials not previously used in order to assure the materials meet the Company's requirements. In some of these cases, the change would entail regulatory approval.

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

Property and Equipment

Property and equipment are recorded at cost and depreciated over the estimated useful lives of the assets using the straight-line method. The estimated useful lives of these assets are as follows:

Leasehold improvements...................................  Life of the lease
Major equipment..........................................  12 years
Equipment................................................  5-7 years
Furniture and fixtures...................................  5 years
Computer equipment.......................................  3 years

Revenue Recognition

The Company recognizes revenue from product sales at the time of shipment. Other revenues consist primarily of royalties from the sale of an enzyme material previously licensed to a pharmaceutical company and a Small Business Innovative Research grant offset by associated costs. The Company recognizes revenue from royalties when earned upon sale of the licensed products.

Stock-Based Compensation

The Company grants stock options for a fixed number of shares, generally with an exercise price equal to the market value of the shares at the date of grant, as determined by the board of directors. The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations, in accounting for its stock-based compensation plans, rather than the alternative fair value accounting method provided for under Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation (SFAS 123), as this alternative requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, when the exercise price of options granted to employees under these plans equals the market price of the underlying stock on the date of grant, no compensation expense is required

The Company applies SFAS 123 and EITF 96-18 Accounting for Equity Instruments That Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services with respect to options issued to nonemployees.

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

Calculation of Net Loss Per Share

                                                      -----------------------------------------
                                                               YEAR ENDED OCTOBER 31,
                                                      -----------------------------------------
                                                         2000           1999           1998
                                                      -----------    -----------    -----------
IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA
Historical:
  Net income (loss).................................  $   (36,078)   $   (35,530)   $   (30,047)
  Stock dividends on preferred stock................           --        (17,915)            --
                                                      -----------    -----------    -----------
     Net income (loss) applicable to common
       stockholders.................................  $   (36,078)   $   (53,445)   $   (30,047)
                                                      ===========    ===========    ===========
  Weighted-average number of common shares
     outstanding....................................   23,947,251     14,813,045     12,460,070
                                                      ===========    ===========    ===========
Basic net income (loss) per common share............  $     (1.51)   $     (3.61)   $     (2.41)
                                                      ===========    ===========    ===========
Pro forma (unaudited):
  Weighted-average number of common shares:
     Historical outstanding.........................                  14,813,045     12,460,070
     Issued upon assumed conversion of preferred
       stock........................................                   5,555,815      5,776,824
                                                                     -----------    -----------
  Total weighted-average number of common shares
     used in computing basic pro forma net income
     (loss) per common share........................                  20,368,860     18,236,894
                                                                     ===========    ===========
  Basic pro forma net income (loss) per common
     share..........................................                 $     (2.62)   $     (1.65)
                                                                     ===========    ===========

Recently Issued Accounting Standards

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which will be effective for the Company in the first quarter of fiscal 2001. The adoption of this standard is not expected to have a material effect on the Company's financial position or operating results.

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements, which summarizes some of the staff's interpretations of the application of generally accepted accounting principles to revenue recognition. The Company is required to adopt SAB 101 beginning in the fourth quarter of fiscal 2001 and does not believe that adoption of this new accounting standard will have a material effect on its financial position or operating results.

3. TRANSACTIONS WITH RELATED PARTIES

At October 31, 2000, approximately 4% of the outstanding shares of Class A Common Stock of Biopure were owned by two limited partnerships, Biopure Associates Limited Partnership and Biopure Associates Limited Partnership II. The primary purpose of these partnerships is to own shares of common stock of the Company. The general partner of these partnerships is an officer of the Company, and the limited partners include certain current and former employees, officers, directors and consultants to the Company.

During 2000, 1999 and 1998, the Company made payments of approximately $314,000, $270,000 and $344,000, respectively, to directors and consultants who have ownership interests in the Company.

In August 1990, the Company made loans to certain directors and officers to allow them to purchase Class A Common Stock. The principal and interest, for all loans except the loan made to Mr. Rausch, was due on July 31, 2000 and will be extended retroactive to August 1, 2000. The principal and interest on Mr. Rausch's loan is due on July 31, 2003. The notes receivable, for all loans except the loan made to Mr. Rausch, bear interest at the prime rate (9.50% at October 31, 2000) and are included in stockholders' equity in the accompanying consolidated financial statements. The loan for Mr. Rausch bears interest at a fixed 4.71% rate.

4. INVENTORIES

Inventories consisted of the following:

                                                         ----------------
                                                           OCTOBER 31,
                                                         ----------------
                                                          2000      1999
                                                         ------    ------
In thousands
Raw materials..........................................  $  980    $  690
Work-in-process........................................     476       134
Finished goods.........................................   1,270     2,358
                                                         ------    ------
                                                         $2,726    $3,182
                                                         ======    ======

5. INVESTMENTS

The Company accounts for its investments in affiliated companies under the equity method of accounting. In July 1994, the Company acquired a 50% general partnership interest in Eleven Hurley Street Associates (EHSA), a real estate partnership which owns the Company's principal office and research and development facilities. The Company's lease with EHSA requires annual rental payments of $239,000 through 2002 and $262,000 from 2003 through 2007. The partnership's income was not significant for any of the periods presented. At October 31, 2000 and 1999, the Company's proportionate share of EHSA's net equity was approximately $66,000 and $101,000, respectively.

6. ACCRUED EXPENSES

Accrued expenses consisted of the following:

                                                         ----------------
                                                           OCTOBER 31,
                                                         ----------------
                                                          2000      1999
                                                         ------    ------
In thousands
Settlement.............................................  $3,508    $3,508
Phase III clinical trial...............................   2,897     2,925
Initial public offering................................      --       619
Other..................................................   2,823     2,612
                                                         ------    ------
                                                         $9,228    $9,664
                                                         ======    ======

7. DEFERRED COMPENSATION

The Company has a deferred compensation agreement with an officer/stockholder requiring a base payment of $700,000 plus accrued interest of $783,000 at October 31, 2000. In June 1999 the payment date was extended to July 31, 2003, subject to certain conditions.

The Company has an Incentive Compensation Plan for all employees which provides for discretionary deferred bonus awards annually. Commencing three years after grant, awards are paid ratably over a five-year period. No grants were made in 2000 or 1999. Plan expenses were $160,000 in 1998.

8. STOCKHOLDERS' EQUITY

On March 24, 2000 the Company completed the follow-on offering of 2,565,000 shares of Class A Common Stock. The Company received proceeds of $84,388,000 before expenses of $620,000 and recorded an increase in stockholders' equity of $83,768,000.

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

Stock Accumulation Plan

In August 1990, the Company issued 1,606,000 shares of Class A Common Stock to certain employees, officers, consultants and directors for $1.35 per share, which was $4.05 per share less than the then fair market value, as determined by the Company's Board of Directors, of $5.40 per share. This $4.05 per share market value differential is associated with a permanent nonlapse restriction on the value of the stock. Upon the repurchase by the Company or other investors, the future value will be equal to the then-current fair market value less the permanent discount of $4.05 per share, adjusted for an annual interest factor. At May 1, 1999, the discount plus accrued interest per share was fixed at $7.92.

Contributed Capital

In accordance with the P&U strategic alliance discussed in Note 9 below, the Company recorded as contributed capital research and development costs incurred by P&U on behalf of the Company. Upon conversion of the Class B Common Stock, the cumulative amount of contributed capital will be treated as consideration for the Class A Common Stock issued in the conversion.

Stock Options and Warrants

The Company has two active stock option plans under which key employees, directors and consultants may be granted options to purchase Class A Common Stock at a price determined by the Board of Directors at the date of grant. Under these plans and a previous plan, a majority of the options become exercisable on a pro rata basis over a four-year period and expire ten years from date of grant.

Presented below is a summary of transactions under the stock option plans during 2000, 1999 and 1998:

                                    -------------------------------------------------------------------
                                                          YEAR ENDED OCTOBER 31,
                                    -------------------------------------------------------------------
                                            2000                    1999                   1998
                                    ---------------------   ---------------------   -------------------
                                                WEIGHTED-               WEIGHTED-             WEIGHTED-
                                                 AVERAGE                 AVERAGE               AVERAGE
                                                EXERCISE                EXERCISE              EXERCISE
                                     SHARES       PRICE      SHARES       PRICE     SHARES      PRICE
                                    ---------   ---------   ---------   ---------   -------   ---------
Options outstanding at beginning
  of year.........................  1,945,161    $13.84       546,634    $18.54     133,217    $14.94
Granted...........................    435,200     18.94     1,558,687     12.00     456,133     18.68
Exercised.........................    (34,816)    11.90       (17,117)     5.19     (27,783)     2.42
Forfeited.........................   (165,945)    12.65      (143,043)    12.48     (14,933)    20.58
                                    ---------               ---------               -------
Options outstanding at end of
  year............................  2,179,600    $14.98     1,945,161    $13.84     546,634    $18.54
                                    =========               =========               =======
Options exercisable...............    748,000                 192,680                89,350
                                    =========               =========               =======

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

The following table summarizes information about stock options outstanding at October 31, 2000:

                                   ------------------------------------------------------------------
                                              OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                                   ------------------------------------------    --------------------
                                                WEIGHTED AVERAGE    WEIGHTED-               WEIGHTED-
                                                   REMAINING         AVERAGE                 AVERAGE
                                                  CONTRACTUAL       EXERCISE                EXERCISE
         EXERCISE PRICE             SHARES        LIFE (YRS.)         PRICE      SHARES       PRICE
         --------------            ---------    ----------------    ---------    -------    ---------
$ 5.40-$10.06....................     54,666          8.5            $ 9.71        4,666     $ 6.00
$12.00-$13.50....................  1,291,214          8.8             12.01      485,907      12.02
$16.69-$22.50....................    783,720          8.1             18.92      257,427      19.83
       $35.69....................     50,000          9.3             35.69           --         --
                                   ---------                                     -------
                                   2,179,600          8.5            $14.98      748,000     $14.67
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

At October 31, 2000, there were 248,061 shares available for future grants under stock option plans.

One of the Company's vendors holds an option to acquire 88,000 shares of Class A Common Stock. The exercise price of $12.50 per share is payable by the contribution of certain property, equipment and facilities rights. The option expires in November 2002.

In connection with the sale of Series C Convertible Preferred Stock in November 1997, the Company issued to the placement agent warrants to purchase 66,667 shares of Common Stock at a price per share equal to $12.00, adjusted for certain events. The warrants expire three years from the date of the initial public offering.

In November 1999, the Company granted 25,000 warrants to consultants at an exercise price of $12.00 per share. The warrants vest immediately and expire five years from the date of grant. The related compensation expense was recorded on the grant date and was not significant.

Statement 123 Disclosures

The Company has adopted the disclosure provisions only of Statement 123. The fair value of options and warrants granted was estimated at the date of grant using the Black-Scholes option pricing model for 2000 and 1999, and the minimum value method for 1998 with the following assumptions: risk-free interest rates ranging from 5.49% to 6.32%; dividend yield of 0% and an expected life between two and seven years. For 2000 and 1999 a volatility factor of the expected market price of the Company's Common Stock of .80 was used. If the compensation cost for options and warrants granted had been determined based on the fair value of the options and warrants at the date of grant, the Statement 123 pro forma net loss applicable to common stockholders for 2000, 1999 and 1998 would have been $38,901,000, $55,854,000 and $30,712,000, respectively.

The Statement 123 pro forma net loss per share for 2000, 1999 and 1998 would have been $(1.62), $(3.77)and $(2.46), respectively. Compensation expense under Statement 123 for 2000, 1999 and 1998 is not representative of future expense, as it includes one, two and three years of expense, respectively. In future years, the effect of determining compensation cost using the fair value method will include additional vesting and associated expense.

The weighted-average fair value per option and warrant of options and warrants granted during 2000, 1999 and 1998 was $13.89, $6.50 and $6.11, respectively.

Reserved Shares

At October 31, 2000, there were 4,335,743 shares of Class A Common Stock reserved for issuance under the stock option plans, stock option agreements and warrants and upon conversion of Class B Common Stock.

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

9. CONTRACTS

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

10. EMPLOYEE BENEFIT PLAN

The Company has a defined contribution plan, the Biopure Corporation Capital Accumulation Plan, qualified under the provisions of Internal Revenue Code section 401(k). Employees are eligible for enrollment upon becoming employed and for discretionary matching after one year of service. The Company's discretionary contribution vests after a period of four years from the date of employment. In 2000, 1999 and 1998, the Company contributed $225,000 $211,000, and $163,000 respectively, to the plan.

11. INCOME TAXES

At October 31, 2000, the Company had available for the reduction of future years' federal taxable income and income taxes, net operating loss carryforwards of approximately $170,965,000, expiring from the year ended October 31, 2004 through 2020, along with research and development and investment tax credits of approximately $6,408,000, expiring from the year ended October 31, 2000 through 2020. Since the Company has incurred only losses since inception and due to the degree of uncertainty with respect to future profitability, the Company believes at this time that it is more likely than not that sufficient taxable income will not be earned to allow for realization of the tax loss and credit carryforwards and other deferred tax assets. Accordingly, the tax benefit of these items has been fully reserved.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of October 31, 2000 and 1999 were as follows:

                                                          --------------------
                                                            2000        1999
                                                          ---------    -------
In thousands
Deferred tax assets:
  Net operating loss carryforward.......................  $  65,586    $64,259
  Capitalized research and development..................     31,515     23,508
  Accruals and reserves.................................      3,339      2,685
  Tax credit carryforwards..............................      6,408      5,897
                                                          ---------    -------
          Total deferred tax assets.....................    106,848     96,349
Deferred tax liabilities:
  Depreciation..........................................      2,035      2,797
                                                          ---------    -------
          Total deferred tax liabilities................      2,035      2,797
                                                          ---------    -------
Net deferred tax assets.................................    104,813     93,552
Valuation allowance for deferred tax assets.............   (104,813)   (93,552)
                                                          ---------    -------
Net deferred tax assets.................................  $      --    $    --
                                                          =========    =======

In 2000, the valuation allowance increased by $11,261,000 due primarily to the increase in net operating losses, capitalized research and development costs, and research and development tax credits.

12. COMMITMENTS

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

Future minimum lease payments under operating leases for the Company's various office, laboratory, warehouse and processing facilities, with terms of more than one year at October 31, 2000 are as follows:

2001........................................................  $  770,000
2002........................................................     551,000
2003........................................................     571,000
2004........................................................     575,000
2005........................................................     542,000
Thereafter..................................................     776,000
                                                              ----------
                                                              $3,785,000
                                                              ==========

Rent expense was approximately $992,000, $1,035,000 and $803,000 in 2000, 1999
and 1998, respectively.

13. LITIGATION

The Company is a party to litigation initially filed in 1990 arising from certain joint venture agreements for development and distribution of product in Central and South America. Summary judgments were entered against the two plaintiffs in 1994. The plaintiffs each appealed the judgments; one of the appeals was voluntarily dismissed. The other appeal was remanded to the trial court for further findings based on lack of jurisdiction. The trial court made the requisite findings in favor of the Company. The matter is again on appeal. In connection with the summary judgments, the Company agreed to a settlement with a third-party intervenor with claims against one of the plaintiffs. Final payment of the settlement is subject to the outcome of the pending appeal; however, the Company has provided for such settlement in the accompanying financial statements. At October 31, 2000, the Company had $3,508,000 in escrow in connection with this settlement and included this amount in current portion of restricted cash. The settlement amount has been recorded as a current obligation.

14. MAJOR CUSTOMERS

The Company received revenue from three unrelated parties in 2000 accounting for a total of 45%, 16%, and 11% of total revenues. The Company received revenue from five unrelated parties in 1999 accounting for a total of 25%, 15%, 12%, 12%, and 11% of total revenues. The Company did not have any major customers in 1998.

15. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following is a summary of quarterly financial results:

                                                    4Q '00     3Q '00      2Q '00      1Q '00
                                                    -------    -------    --------    --------
In thousands, except share and per share data
Statements of Operations Data:
Total revenues....................................  $   920    $   836    $    710    $    598
Gross profit (loss)...............................     (352)      (379)       (392)       (591)
Operating expenses:
     Research & development.......................    3,747      6,229       8,143       8,259
     Sales and marketing..........................      698        617         569         579
     General & administration.....................    3,501      1,529       1,736       3,112
                                                    -------    -------    --------    --------
          Total operating expenses................    7,946      8,375      10,448      11,950
Income (loss) from operations.....................   (8,298)    (8,754)    (10,840)    (12,541)
Other income......................................    1,502      1,563         933         358
                                                    -------    -------    --------    --------
Net income (loss).................................  $(6,796)   $(7,191)   $ (9,907)   $(12,183)
                                                    =======    =======    ========    ========
Historical:
     Basic net income (loss) per common share.....  $ (0.27)   $ (0.29)   $  (0.42)   $  (0.55)
     Weighted-average shares used in computing
       basic net income (loss) per common share...   24,937     24,933      23,580      22,282

General and administrative expenses include non-cash compensation expense for stock options and warrants granted to certain consultants and directors. This non-cash compensation must be accounted for at fair value, per SFAS 123 and EITF 96-18, and be amortized over the vesting period and revalued each quarter based on the closing stock price. The quarterly expenses were $1,895,000, ($34,000), $131,000 and $1,688,000 for the fourth, third, second and first quarters, respectively.