Form 10-Q
period 2001-01-31
BIOPURE CORP
filed 2001-03-19
CIK 815508

             =======================================================

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                        ---------------------------------

                                    FORM 10-Q

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---
     ACT OF 1934

For the quarterly period ended   January 31, 2001
                               -------------------------------------------------

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---
     EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________________________

     Commission File Number    001-15167
                            ----------------------------------------------------


                               BIOPURE CORPORATION
             (Exact name of registrant as specified in its charter)


         Delaware                                       04-2836871
 (State of Incorporation)                   (IRS Employer Identification Number)

11 Hurley Street, Cambridge, Massachusetts                              02141
 (Address of  principal executive offices)                            (Zip Code)

                                 (617) 234-6500
                         (Registrant's telephone number)

                        ---------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

The number of shares outstanding of each of the issuer's classes of common stock as of February 28, 2001 was:

     Class A Common Stock, $.01 par value ..................24,956,197
     Class B Common Stock, $1.00 par value ......................117.7


             =======================================================

                               BIOPURE CORPORATION

                               INDEX TO FORM 10-Q


                                                                            PAGE

Part I - Financial Information:

    Item 1 - Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets at
           January 31, 2001 and October 31, 2000                               1

           Condensed Consolidated Statements of Operations
           for the quarters ended January 31, 2001 and January 29, 2000        2

           Condensed Consolidated Statements of Cash Flows
           for the three months ended January 31, 2001 and January 29, 2000    3

           Notes to Condensed Consolidated Financial
           Statements                                                        4-6


    Item 2 - Management's Discussion and Analysis of
             Financial Condition and Results of Operations                   7-8

    Item 3 - Quantitative and Qualitative Disclosure of Market Risk            9


Part II - Other Information:

    Item 1 -   Legal Proceedings                                              10

    Item 2 -   Changes in Securities and Use of Proceeds                      10

    Item 6 -   Exhibits and Reports on Form 8-K                               10

Signatures                                                                    11

                                                                       FORM 10-Q
                                                                       PART 1
                                                                       ITEM 1
                                                                       PAGE 1
                               BIOPURE CORPORATION

                      Condensed Consolidated Balance Sheets
                 (In thousands, except share and per share data)
                                   (Unaudited)

Assets:                                                 January 31, 2001                    October 31, 2000
                                                        ----------------                    ----------------
Current assets:
    Cash and cash equivalents                             $      77,929                       $     88,828
    Accounts receivable, net                                        421                                478
    Inventories, net                                              3,158                              2,726
    Current portion of restricted cash                            3,508                              3,508
    Other current assets                                            408                                380
                                                          -------------                       ------------
         Total current assets                                    85,424                             95,920

Property, plant and equipment, net                               24,997                             25,061
Investment in affiliate                                              66                                 66
Other assets                                                        219                                240
                                                          -------------                      -------------
         Total assets                                     $     110,706                       $    121,287
                                                          =============                       ============

Liabilities and stockholders' equity:
Current liabilities:
    Accounts payable                                      $         341                       $      1,764
    Accrued expenses                                              8,924                              9,228
                                                          -------------                       ------------
         Total current liabilities                                9,265                             10,992

Deferred compensation                                             1,803                              1,785

Stockholders' equity:
    Convertible preferred stock, $0.01 par value,
      30,000,000 shares authorized, no shares
      outstanding                                                     -                                  -
    Common stock:
      Class A, $0.01 par value, 100,000,000 shares
        authorized, 24,953,061 shares outstanding at
        January 31, 2001 and 24,937,995 at
        October 31, 2000                                            250                                249
      Class B, $1.00 par value, 179 shares
        authorized, 117.7 shares outstanding                          -                                  -
    Capital in excess of par value                              373,568                            372,149
    Contributed capital                                          24,574                             24,574
    Notes receivable                                             (1,724)                            (2,033)
    Accumulated deficit                                        (297,030)                          (286,429)
                                                          -------------                       ------------
         Total stockholders' equity                              99,638                            108,510
                                                          -------------                      -------------
             Total liabilities and stockholders'
          equity                                          $     110,706                       $    121,287
                                                          =============                       ============


Note: The balance sheet at October 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.
                             See accompanying notes.

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 1
                                                                       PAGE 2
                               BIOPURE CORPORATION

                 Condensed Consolidated Statements of Operations
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                              Three Months Ended
                                                               -----------------------------------------------
                                                               January 31, 2001               January 29, 2000
                                                               ----------------               ----------------
Revenues:
         Oxyglobin                                                $       731                    $      595
         Other                                                              4                             3
                                                                  -----------                    ----------
                Total revenues                                            735                           598
Cost of revenues                                                          770                         1,189
                                                                  -----------                    ----------
Gross profit (loss)                                                       (35)                         (591)

Operating expenses:
         Research and development                                       8,187                         8,259
         Sales and marketing                                              622                           579
         General and administrative                                     3,073                         3,112
                                                                  -----------                    ----------
                Total operating expenses                               11,882                        11,950
                                                                  -----------                    ----------

Loss from operations                                                  (11,917)                      (12,541)
Other income, net                                                       1,316                           358
                                                                  -----------                    ----------

Net loss                                                          $   (10,601)                   $  (12,183)
                                                                  ===========                    ==========
Per share data:
         Basic and diluted net loss
         per common share                                         $     (0.42)                   $    (0.55)
                                                                  ===========                    ==========

         Weighted average shares used in
         computing basic net loss
         per common share                                              24,960                        22,282
                                                                  ===========                    ==========

                             See accompanying notes.

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 1
                                                                       PAGE 3
                               BIOPURE CORPORATION

                 Condensed Consolidated Statement of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                              Three Months Ended
                                                                  -------------------------------------------
                                                                  January 31, 2001           January 29, 2000
                                                                  ----------------           ----------------
Operating activities:
    Net loss                                                          $(10,601)                    $(12,183)

Adjustments to reconcile net loss to net
  cash used in operating activities:
    Depreciation                                                           998                          998
    Equity compensation                                                  1,347                        1,688
    Deferred compensation                                                   18                           17
    Accrued interest on stockholders' notes receivable                     (28)                         (46)
    Changes in assets and liabilities:
      Accounts receivable                                                   57                          (15)
      Inventories                                                         (432)                         618
      Other current assets                                                 (28)                          29
      Accounts payable                                                  (1,423)                        (295)
      Accrued expenses                                                    (304)                         645
                                                                     ----------                  ----------
         Net cash used in operating activities                         (10,396)                      (8,544)

Investing activities:
    Purchase of property, plant and equipment                             (934)                         (53)
    Other assets                                                            21                          (13)
                                                                     ---------                   ----------
       Net cash used in investing activities                              (913)                         (66)

Financing activities:
    Net proceeds from sale of common stock                                   -                          (30)
    Payment of notes receivable from stockholders                          337                            -
    Proceeds from exercise of options and warrants                          73                            8
                                                                     ---------                   ----------
            Net cash provided by (used in) financing activities            410                          (22)

Net decrease in cash and cash equivalents                              (10,899)                      (8,632)
Cash and cash equivalents at beginning of period                        88,828                       30,778
                                                                     ---------                   ----------
Cash and cash equivalents at end of period                           $  77,929                   $   22,146
                                                                     =========                   ==========

                             See accompanying notes.

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 1
                                                                       PAGE 4

                               BIOPURE CORPORATION

              Notes to Condensed Consolidated Financial Statements
                                January 31, 2001
                                   (Unaudited)

1.   BASIS OF PRESENTATION

          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

          In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended January 31, 2001 are not necessarily indicative of the results that may be expected for the year ended October 31, 2001.

          For further information, refer to the consolidated financial statements and footnotes thereto for the year ended October 31, 2000, included in the Company's Annual Report on Form 10-K for the year ended October 31, 2000.

2.   RECENTLY ISSUED ACCOUNTING STANDARDS

          On November 1, 2000, the Company adopted Financial Accounting Standards Board Statement (FASB) SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. Adoption of this standard had no material effect on the Company's financial position or results of operations.

3.   NET LOSS PER SHARE

          Basic net loss per share is computed based on the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed based upon the weighted-average number of common shares outstanding during the year, adjusted for the dilutive effect of shares issuable upon the conversion of preferred stock outstanding and the exercise of common stock options and warrants determined based upon the average market price of common stock for the period. Since the Company has a net loss for all periods presented, the effect of all potentially dilutive securities is antidilutive. Accordingly, basic and diluted net loss per share are the same.

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 1
                                                                       PAGE 5
                               BIOPURE CORPORATION

              Notes to Condensed Consolidated Financial Statements
                                January 31, 2001
                                   (Unaudited)
                                   (Continued)

4.   INVENTORIES

          Inventories are valued at the lower of cost (determined using the first-in, first-out method) or market. Inventories were as follows:

                                                     January 31, 2001        October 31, 2000
                                                     ----------------        ----------------
          In thousands
          Raw materials .......................         $    1,150              $    980
          Work-in-process .....................                774                   476
          Finished goods ......................              1,234                 1,270
                                                        ----------              --------
                                                        $    3,158              $  2,726
                                                        ==========              ========

5.   ACCRUED EXPENSES

          Accrued expenses consisted of the following:

                                                     January 31, 2001        October 31, 2000
                                                     ----------------        ----------------
          In thousands
          Settlement                                    $    3,508              $  3,508
          Phase III clinical trial                           2,565                 2,897
          BLA                                                  594                     -
          Other                                              2,257                 2,823
                                                        ----------              --------
                                                        $    8,924              $  9,228
                                                        ==========              ========

6.   STOCK OPTION COMPENSATION

          In August 1999, Biopure granted 386,680 options to two directors which are assumed to be for services in addition to board activities and must be accounted for at fair value, pursuant to Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation (SFAS 123) and EITF 96-18, Accounting for Equity Instruments That Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services. The Company records compensation expense based on the service period of two years adjusted for the fair value of the stock until the options have been earned as discussed below. In October 2000 and January 2001, Biopure granted 30,000 and 7,503 options, respectively, to two consultants, which must be accounted for at fair value. With respect to these 424,183 options, $1,347,000 was charged to non-cash compensation expense for the quarter ended January 31, 2001.

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 1
                                                                       PAGE 6
                               BIOPURE CORPORATION

              Notes to Condensed Consolidated Financial Statements
                                January 31, 2001
                                   (Unaudited)
                                   (Continued)


          Because the options are assumed to be earned over the service period, the final value of the options (i.e. the compensation expense), will not be determined until the service period is complete. Therefore, at each time interval (i.e. quarterly), the options must be marked to fair value (based on a valuation model such as the Black Scholes option pricing model). Compensation expense based on fair value will continue to be amortized to general and administrative expense on a straight-line basis over the vesting period. However, the amount charged to expense will be increased or decreased at each point in time based on the then current fair value of the Company's stock.

          Therefore, during each time interval the Company will be required to record two amounts, the first relating to the current period compensation charge and the second would be a cumulative catch-up adjustment for the period based on the fair value of the options at the end of that period.


7.   COMMITMENT

          On January 31, 2001 the Company signed a letter of intent for the construction and financing of an $85,000,000 state-of-the-art biopharmaceutical facility in Sumter, South Carolina. Biopure will contribute $10,000,000 of equity to the project and enter into a 20-year lease with optional buyout provisions and a bargain purchase option at the end of the term. Lease payments are expected to start in the beginning of fiscal 2004. Financing for the new plant will consist of asset-backed mortgage financing, tax exempt bonds, equipment lease financing, and state and local incentives.


8.   LITIGATION

          The Company was a party to litigation initially filed in 1990 arising from certain joint venture agreements for development and distribution of product in Central and South America. Summary judgments were entered against the two plaintiffs in 1994. The plaintiffs each appealed the judgments; one of the appeals was voluntarily dismissed. The other appeal was remanded to the trial court for further findings based on lack of jurisdiction. The trial court made the requisite findings in favor of the Company. The matter was appealed again. By judgment entered March 6, 2001, the U.S. Court of Appeals for the First Circuit affirmed the summary judgments. In connection with the summary judgments, the Company had agreed to a settlement with a third-party intervenor with claims against one of the plaintiffs and provided for such settlement amount, to be paid in the event of a favorable, nonappealable decision by the Court of Appeals, in the accompanying financial statements. At January 31, 2001, the Company had $3,508,000 in escrow in connection with this settlement and included this amount in current portion of restricted cash. The settlement amount has been recorded as a current obligation.

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 2
                                                                       PAGE 7
                               BIOPURE CORPORATION

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                January 31, 2001

Except for historical information contained herein, some matters discussed in this report constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth in this report and in Exhibit 99.0 to the Company's Annual Report on Form 10-K for the year ended October 31, 2000. In light of the substantial risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this report should not be regarded as representations by the Company that the objectives or plans of the Company will be achieved. Many factors could cause the Company's actual results, performance or achievements to differ materially from those in the forward-looking statements. Reference is made in particular to the discussions set forth below in this Report under "Management's Discussion and Analysis of Financial Condition and Results of Operations."

RESULTS OF OPERATIONS

THREE MONTHS ENDED JANUARY 31, 2001 COMPARED TO THREE MONTHS ENDED JANUARY 29, 2000

Total revenues increased 22.9% to $735,000 in the first quarter of fiscal 2001 from $598,000 in the first quarter of fiscal 2000. The increase in revenues was due to more than a 20% growth in unit sales of Oxyglobin.

Cost of revenues decreased 35.2% to $770,000 in the first quarter of fiscal 2001 from $1,189,000 in the first quarter of fiscal 2000. This decline was primarily due to increased manufacturing activity associated with the development of Hemopure, the Company's advanced stage oxygen-carrying drug for human use, and the resulting decrease in manufacturing expenses allocated to Oxyglobin.

Research and development expenses decreased 0.9% to $8,187,000 in the first quarter of fiscal 2001 from $8,259,000 in the first quarter of fiscal 2000. In fiscal 2001, there was a reduction of expenses associated with the pivotal Phase III clinical trial activities for Hemopure as compared to the same period last year. This reduction was partially offset by an increase in expenses due to the preparation for the filing of a U.S. marketing application and ongoing research and development efforts as compared to the same period last year.

Sales and marketing expenses increased 7.4% to $622,000 in the first quarter of fiscal 2001 from $579,000 in the first quarter of fiscal 2000. This increase was primarily due to initial marketing efforts of introducing Oxyglobin in selected European countries in 2001.

General and administrative expenses decreased 1.3% to $3,073,000 in the first quarter of fiscal 2001 from $3,112,000 in the first quarter of fiscal 2000. This decrease was due to non-cash compensation expense for stock options and warrants granted to certain consultants and directors that must be accounted for at fair value, per SFAS 123 and EITF 96-18, and be amortized over the service period and revalued each quarter based on the closing stock price. For the first quarter of fiscal 2001, we charged $1,347,000 to compensation expense versus $1,687,000 in the first fiscal quarter of 2000. This reduction of compensation expense was partially offset by a $255,000 increase in spending on pre-approval marketing expenses for Hemopure in the first quarter of fiscal 2001 as compared to no expense for the same period in 2000.

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 2
                                                                       PAGE 8
                               BIOPURE CORPORATION

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                January 31, 2001
                                   (Continued)

Total other income was $1,316,000 in the first quarter of fiscal 2001 compared to $358,000 in the first quarter of fiscal 2000. Net proceeds from our follow-on offering of 2,565,000 shares of Class A Common Stock, in March 2000, were $83,775,000. As a result of the increase in cash, we earned $1,334,000 in interest during the first quarter of fiscal 2001 versus $374,000 during the first quarter of fiscal 2000.


LIQUIDITY AND CAPITAL RESOURCES

At January 31, 2001, we had current assets of $85,424,000, consisting primarily of $77,929,000 in cash and cash equivalents and $3,158,000 in net inventory. Current assets also included $3,508,000 in current portion of restricted cash. This amount is to be paid out after the final disposition of litigation, which had been settled in part for this amount, as described in note 8 to the financial statements included in this report. Cash included the net proceeds of $83,775,000 from our follow-on offering.

During the first quarter of fiscal 2001, our cash and cash equivalents decreased $10,899,000 from $88,828,000 at October 31, 2000 to $77,929,000 at January 31,
2001. This decrease is primarily due to cash outflows of $10,396,000 for operating activities.

On January 31, 2001 we signed a letter of intent for the construction and financing of an $85,000,000 state-of-the-art biopharmaceutical facility in Sumter, South Carolina. Biopure will contribute $10,000,000 of equity to the project and enter into a 20-year lease with optional buyout provisions and a bargain purchase option at the end of the term. Lease payments are expected to start in the beginning of fiscal 2004. Financing for the new plant will consist of asset-backed mortgage financing, tax exempt bonds, equipment lease financing, and state and local incentives.

We have financed operations from inception primarily through sales of equity securities, development and license agreement payments, interest income and debt.

Our primary investment objective is preservation of principal and we currently invest in high-grade commercial paper.

We have not been profitable since inception and had an accumulated deficit of $297,030,000 as of January 31, 2001. We will continue to generate losses from operations for the foreseeable future. We will explore opportunities to raise capital through sales of equity and debt securities, potential partnerships, bank borrowings or leasing arrangements.

We believe our current cash, cash equivalents and short-term investments will be sufficient to meet our projected operating requirements through the first half of fiscal 2002. Our cash requirements may vary significantly from current projections.

As of October 31, 2000, we had net operating loss carryforwards of approximately $171,000,000 to offset future federal and state taxable income through 2020. Due to the degree of uncertainty related to the ultimate realization of such prior losses, no benefit has been recognized in our financial statements as of October 31, 2000. Utilization of such losses in future years may be limited under the change of stock ownership rules of the Internal Revenue Service.

                                                                       FORM 10-Q
                                                                       PART 1
                                                                       ITEM 3
                                                                       PAGE 9
                               BIOPURE CORPORATION

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                January 31, 2001
                                   (Continued)



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

                                                                       FORM 10-Q
                                                                       PART II
                                                                       ITEM 1-6
                                                                       PAGE 10

                               BIOPURE CORPORATION
                           Part II - Other Information
                                January 31, 2001



ITEM 1 - LEGAL PROCEEDINGS

Reference is made to Item 103 in the Corporation's Annual Report on Form 10-K for the year ended October 31, 2000. By judgment entered March 6, 2001, the U.S. Court of Appeals for the First Circuit affirmed the summary judgments in favor of the Company.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

Warrants to purchase 25,854 shares of Class A Common Stock were exercised in the first quarter of fiscal 2001 for aggregate proceeds to the Corporation of $19,980. The Corporation relied on Section 4(2) of the Securities Act of 1933 and Regulation D under the Securities Act of 1933 in issuing shares upon the exercise of warrants.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a)  No exhibits are being filed with this report.
     (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                                                       FORM 10-Q
                                                                       PART II
                                                                       PAGE 11


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   BIOPURE CORPORATION



     Date:  March 19, 2001         By:  /s/ Carl W. Rausch
                                       -----------------------------------------
                                        CARL W. RAUSCH
                                        Chairman of the Board
                                        Chief Executive Officer


     Date:  March 19, 2001         By:  /s/ Francis H. Murphy
                                       -----------------------------------------
                                        FRANCIS H. MURPHY
                                        Chief Financial Officer