Form 10-Q
period 2001-07-31
BIOPURE CORP
filed 2001-09-14
CIK 815508

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                      July 31, 2001

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________to________________

Commission File Number 001-15167

Biopure Corporation

(Exact name of registrant as specified in its charter)

Delaware	04-2836871

(State of Incorporation)	(IRS Employer Identification Number)

11 Hurley Street, Cambridge, Massachusetts	02141

(Address of principal executive offices)	(Zip Code)

(617) 234-6500

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes     X              No __

The number of shares outstanding of each of the issuer’s classes of common stock as of August 31, 2001 was:

Class A Common Stock, $.01 par value	25,206,775

Class B Common Stock, $1.00 par value	117.7

BIOPURE CORPORATION

INDEX TO FORM 10-Q

Page
Part I — FINANCIAL INFORMATION:

Item 1 — Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets at July 31, 2001 and October 31, 2000	1

Condensed Consolidated Statements of Operations for the quarters ended July 31, 2001 and July 29, 2000 and for the nine months ended July 31, 2001 and July 29, 2000	2

Condensed Consolidated Statements of Cash Flows for the nine months ended July 31, 2001 and July 29, 2000	3

Notes to Condensed Consolidated Financial Statements	4-6

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	7-11

Part II — Other Information:

Item 2 — Changes in Securities and Use of Proceeds	12

Item 6 — Exhibits and Reports on Form 8-K	12

Signatures	13

Exhibit Index

     Biopure®, Hemopure® and Oxyglobin® are registered trademarks of Biopure.

PART 1

ITEM 1

BIOPURE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	July 31, 2001	October 31, 2000

Assets:

Current assets:

Cash and cash equivalents	$48,532	$88,828

Accounts receivable, net	644	478

Inventories, net	4,755	2,726

Current portion of restricted cash	—	3,508

Other current assets	319	380

Total current assets	54,250	95,920

Property, plant and equipment, net	27,308	25,061

Other assets	11,769	306

Total assets	$93,327	$121,287

Liabilities and stockholders’ equity:

Current liabilities:

Accounts payable	$1,567	$1,764

Accrued expenses	7,168	9,228

Total current liabilities	8,735	10,992

Long-term debt	2,693	—

Deferred compensation	1,774	1,785

Total long-term liabilities	4,467	1,785

Stockholders’ equity:

Convertible preferred stock, $0.01 par value, 30,000,000 shares authorized, no shares outstanding	—	—

Common stock:

Class A, $0.01 par value, 100,000,000 shares authorized, 25,186,599 shares outstanding at July 31, 2001 and 24,937,995 at October 31, 2000	252	249

Class B, $1.00 par value, 179 shares authorized, 117.7 shares outstanding	—	—

Capital in excess of par value	383,408	372,149

Contributed capital	24,574	24,574

Notes receivable	(1,652)	(2,033)

Accumulated deficit	(326,457)	(286,429)

Total stockholders’ equity	80,125	108,510

Total liabilities and stockholders’ equity	$93,327	$121,287

Note: The balance sheet at October 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes.

BIOPURE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended

	July 31, 2001	July 29, 2000	July 31, 2001	July 29, 2000

Revenues:

Oxyglobin	$945	$836	$2,513	$2,140

Other	1	—	6	3

Total revenues	946	836	2,519	2,143

Cost of revenues	903	1,215	2,587	3,506

Gross profit (loss)	43	(379)	(68)	(1,363)

Operating expenses:

Research and development	10,297	6,229	27,486	22,631

Sales and marketing	784	617	2,070	1,765

General and administrative	1,538	1,529	13,364	6,377

Total operating expenses	12,619	8,375	42,920	30,773

Loss from operations	(12,576)	(8,754)	(42,988)	(32,136)

Other income, net	654	1,563	2,960	2,854

Net loss	$(11,922)	$(7,191)	$(40,028)	$(29,282)

Per share data:

Basic and diluted net loss per common share	$(0.47)	$(0.29)	$(1.60)	$(1.24)

Weighted average shares used in computing basic net loss per common share	25,134	24,933	25,018	23,605

See accompanying notes.

BIOPURE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended

	July 31, 2001	July 29, 2000

Operating activities:

Net loss	$(40,028)	$(29,282)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	2,955	3,108

Disposition of obsolete fixed assets	—	331

Equity compensation	6,924	1,785

Deferred compensation	(11)	(20)

Accrued interest on stockholders’ notes receivable	(71)	(118)

Acquired research and development information	1,511	—

Changes in operating assets and liabilities:

Accounts receivable	(166)	(60)

Inventories	(2,029)	93

Other current assets	61	(67)

Accounts payable	(197)	419

Accrued expenses	1,448	1,893

Net cash used in operating activities	(29,603)	(21,918)

Investing activities:

Purchase of property, plant and equipment	(2,254)	(390)

Escrow for South Carolina plant	(10,000)	—

Other assets	(63)	173

Net cash used in investing activities	(12,317)	(217)

Financing activities:

Net proceeds from sales of common stock	(648)	83,745

Payment of notes receivable from stockholders	451	556

Proceeds from exercise of options and warrants	1,689	560

Proceeds from exercise of non lapse restricted stock	132	2,112

Net cash provided by financing activities	1,624	86,973

Net increase (decrease) in cash and cash equivalents	(40,296)	64,838

Cash and cash equivalents at beginning of period	88,828	30,778

Cash and cash equivalents at end of period	$48,532	$95,616

Non-cash transactions:

Land and license rights acquired upon conversion of stock option	$1,005	$—

South Carolina facility construction financed through capital lease (shown as long-term debt)	$2,693	$—

See accompanying notes.

BIOPURE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2001
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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended July 31, 2001 are not necessarily indicative of the results that may be expected for the year ending October 31, 2001. Certain reclassifications have been made to the 2000 balances to conform to the current presentation.

The Company has financed operations from inception primarily through sales of equity securities, development and license agreement payments, interest income and debt. The Company has not been profitable since inception and had an accumulated deficit of $326,457,000 as of July 31, 2001. Management expects that the Company will continue to generate losses from operations for the foreseeable future. The Company will explore and is pursuing opportunities to raise capital through sales of equity and debt securities, potential partnerships, bank borrowings or leasing arrangements.

The Company believes its current cash and cash equivalents, which do not include the $10,000,000 placed in escrow for the construction of the new manufacturing facility in South Carolina, should be sufficient to meet the Company’s projected operating requirements through the first half of fiscal 2002. The cash reserves also do not reflect our $75,000,000 equity line stock purchase agreement with Société Générale (“the equity line agreement”). Biopure’s cash reserves plus the Société Générale financing, if drawn on to the level required based on our projections, should be sufficient to fund operations through fiscal 2002. However, should Biopure be unable to draw sufficient funds under the equity line agreement, the Company believes it has the ability to alter its planned spending, while continuing to execute its core business plan, in order to fund operations through fiscal 2002.

For further information, refer to the consolidated financial statements and footnotes thereto, included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2000.

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

3. Inventories

Inventories are valued at the lower of cost (determined using the first-in, first-out method) or market. Inventories were as follows:

	July 31, 2001	October 31, 2000

In thousands Raw materials	$1,047	$980

Work-in-process	938	476

Finished goods	2,770	1,270

	$4,755	$2,726

BIOPURE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
July 31, 2001
(Unaudited)

4. Accrued Expenses

Accrued expenses consisted of the following:

In thousands	July 31, 2001	October 31, 2000

Settlement	$—	$3,508

Phase III clinical trial	1,967	2,897

Preparation of Biologic License Application	596	—

Phase II clinical trial	480	259

Performance incentive for employees	1,002	65

Other	3,123	2,499

	$7,168	$9,228

5. Stock Compensation

In August 1999, Biopure granted 386,680 options to two directors which are assumed to be for services in addition to board activities and must be accounted for at fair value, pursuant to Financial Accounting Standards Board Statement No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) and EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services”. The Company records compensation expense based on a service period adjusted for the fair value of the stock until these options have been earned, as discussed below. In October 2000 and April 2001, Biopure granted 30,000 options to each of two consultants, for a total of 60,000 options, which must be accounted for at fair value.

With respect to these 446,680 options, 115,000 have been earned as of April 30, 2001. With respect to the remaining 331,680 options, the Company recorded a reduction to non-cash compensation expense of $793,000 for the quarter ended July 31, 2001 because the closing price of Biopure common stock on July 31, 2001 was lower than on April 30, 2001.

BIOPURE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
July 31, 2001
(Unaudited)

6. Commitment

On January 31, 2001 the Company signed a letter of intent for the construction and financing of a state-of-the-art biopharmaceutical facility in Sumter, South Carolina. On May 8, 2001 Biopure placed $10,000,000 in escrow as its contribution to equity in the project. The Company will enter into a 20-year lease with optional buyout provisions and a bargain purchase option at the end of the term. Lease payments are expected to start in the beginning of fiscal 2004. Financing for the new plant will consist of asset-backed mortgage financing, tax exempt bonds, equipment lease financing, and state and local incentives.

Under the proposed agreement the $10,000,000 placed in escrow will be returned when Biopure receives FDA approval for Hemopure. The $10,000,000 has been accounted for as a deposit in long term other assets. If FDA approval is not received, the $10,000,000 deposit will not be returned to the Company and will be treated as a capital expenditure, subject to an impairment review pursuant to SFAS No. 121 along with the Company’s other long-lived assets. As presently structured, the new plant is expected to be accounted for under the rules for a capital lease and as such, the financial statements will include property, plant and equipment and offsetting debt for the new plant. As of July 31, 2001 $2,693,000 has been included in property, plant and equipment and long term debt reflecting expenses to date for the engineering of the facility.

7. Financing Activities

On June 21, 2001, Biopure entered into a $75,000,000 equity line stock purchase agreement with Société Générale. Under this agreement, Biopure has the option of drawing funds as needed over a two-year period, subject to certain limitations, in exchange for the issuance of Biopure common stock. The maximum size of each draw down may be up to $3,000,000 in a five-day draw down period or up to $4,500,000 if the dollar trading volume of the company’s common stock increases above recent levels. The company is under no obligation to draw down funds and has not done so as of July 31, 2001. As of July 31, 2001, the Company incurred direct costs of $647,500 associated with this agreement.

8. Capital Transactions

67,270 shares of Biopure common stock were issued related to the acquisition of Reperfusion Systems, Inc., an inactive company 26% owned by Biopure. A one-time expense of $1,604,000, of which $1,511,000 is non-cash, was recorded for intellectual property and pre-clinical studies.

80,000 shares of Biopure common stock were issued upon exercise of an option for consideration consisting of land and real property lease and license rights, valued at $1,004,500.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except for historical information contained herein, some matters discussed in this report constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those projected in the forward-looking statements. In light of the substantial risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this report should not be regarded as representations by the Company that the objectives or plans of the Company will be achieved. Many factors could cause the Company’s actual results, performance or achievements to differ materially from those in the forward-looking statements. Reference is made in particular to the risk factors set forth in Exhibit 99.1 to this report and the discussions set forth below in this Report under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Business Outlook

     We anticipate our sales of Oxyglobin, our veterinary product, will be between $3,400,000 and $3,500,000 in fiscal 2001. Operating expenses are anticipated to be between $47,000,000 and $48,000,000 excluding actual non-cash compensation expenses of $6,900,000 in the first nine months. No significant non-cash compensation expenses are expected for the fourth quarter of fiscal 2001. Interest income is expected to decrease for the fourth quarter of fiscal 2001 because of current lower interest rates and reduced invested cash balances.

     Research and development expenses for the fourth quarter are expected to decrease by approximately 20% from actual expenses for the third quarter of fiscal 2001. This estimate is lower than prior estimates because the shutdown of our manufacturing facility in Cambridge, for its capacity upgrade, will now occur in the first and second quarters of fiscal 2002 instead of in the fourth quarter of fiscal 2001 and first quarter of fiscal 2002 as previously planned. Expenses related to our anticipated electronic BLA filing should decrease from the third quarter to the fourth quarter.

Selling, general and administrative expenses for the fourth quarter are anticipated to increase by 15% compared to the SG&A expenses for the third quarter of fiscal 2001, excluding all non-cash compensation charges. Marketing activities for the 2002 launch of Hemopure, our product for humans, in South Africa should increase and the cost of the product we will ship to South Africa, in the fourth quarter of fiscal 2001, will be charged to selling expenses.

For the first quarter of fiscal 2002 sales of Oxyglobin are expected to increase 15 to 20% from sales in the first quarter of fiscal 2001. Sales of Hemopure to South Africa will not start until later in the first half of 2002. Research and development expenses are expected to increase by 20 to 25% over estimated expenses for the fourth quarter of fiscal 2001 since our Cambridge manufacturing facility will be shut down for its capacity upgrade. Manufacturing expenses allocated to research and development will increase since, during the shutdown, there will be no production to absorb any of these expenses. Sales, general and administrative expenses should increase by 20% from estimated expenses for the fourth quarter of fiscal 2001 as marketing activities for the launch of Hemopure in South Africa continue to increase and additional units are shipped with costs charged to selling expenses.

This Business Outlook discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. When used herein, the words “expects,” “anticipates,” “estimates,” “intends,” “plans,” “should” and similar expressions are intended to identify such forward-looking statements. Our actual results could differ materially from the results discussed in these forward-looking statements for the reasons referenced in the first paragraph, above, of this discussion and analysis.

Results of Operations

Three months ended July 31, 2001 compared to three months ended July 29, 2000

Total revenues increased 13.2% to $946,000 in the third quarter of fiscal 2001 from $836,000 in the third quarter of fiscal 2000. The increase in revenue reflects shipments of Oxyglobin, the Company’s veterinary drug for the treatment of canine anemia, to customers in Europe and a 5.0% growth in domestic sales.

Cost of revenues decreased 25.7% to $903,000 in the third quarter of fiscal 2001 from $1,215,000 in the third quarter of fiscal 2000. This decline is due to increased manufacturing activity associated with the development of Hemopure, the Company’s advanced stage Oxygen Therapeutic™ for human use, and the resulting decrease in manufacturing expenses allocated to Oxyglobin.

Research and development expenses increased 65.3% to $10,297,000 in the third quarter of fiscal 2001 from $6,229,000 in the third quarter of fiscal 2000. This increase is partially due to a one-time expense of $1,604,000, of which $1,511,000 is non-cash, for intellectual property and pre-clinical studies related to the acquisition of Reperfusion Systems, Inc., an inactive company 26% owned by Biopure, for approximately 67,000 shares of Biopure common stock. The remainder of the increase is due to the activities associated with data organization and analyses for the pivotal Phase III trial of Hemopure, preparation for the filing of an electronic U.S. marketing application this year and ongoing research and development. These increases were offset, in part, by a reduction in manufacturing expenses allocated to research and development, as production of Hemopure units for South Africa absorbed some of these expenses in inventory.

Sales and marketing expenses increased 27.1% to $784,000 in the third quarter of fiscal 2001 from $617,000 in the third quarter of fiscal 2000. This increase was primarily attributable to marketing and selling expenses associated with the launch of Oxyglobin in Europe and an increase in marketing and selling expenses in the United States.

General and administrative expenses were $1,538,000 in the third quarter of fiscal 2001, up slightly from $1,529,000 in the third quarter of fiscal 2000. Hemopure marketing expenses, including product shipped to South Africa for use in a pre-launch medical training program, and consulting fees increased in the third quarter of fiscal 2001 compared to the same period in 2000. The third quarter of fiscal 2001 includes a credit of $793,000 for non-cash compensation for stock options and warrants issued to consultants and certain directors versus a credit of $34,000 for non-employee options and warrants in the third quarter of fiscal 2000. Non-cash compensation expense for stock options and warrants issued to certain consultants and directors must be accounted for at fair value, per SFAS 123 and EITF 96-18, and be amortized over the service period and revalued each quarter based on the closing stock price or, if issued for services completed, are a one-time charge.

Total other income, net, was $654,000 in the third quarter of fiscal 2001 compared to $1,563,000 in the third quarter of fiscal 2000. The decrease reflects less interest earned on a lower average cash balance in the third quarter of fiscal 2001.

Nine months ended July 31, 2001 compared to nine months ended July 29, 2000

Total revenues increased 17.6% to $2,519,000 in the first nine months of fiscal 2001 from $2,143,000 in the first nine months of fiscal 2000. The first nine months of fiscal 2001 included our first shipments of Oxyglobin to our customers in Europe and a 12.6% growth in sales to our domestic customers.

Cost of revenues decreased 26.2% to $2,587,000 in the first nine months of fiscal 2001 from $3,506,000 in the first nine months of fiscal 2000. This decline is due to increased manufacturing activity associated with the development of Hemopure and the resulting decrease in manufacturing expenses allocated to Oxyglobin.

Research and development expenses increased 21.5% to $27,486,000 in the first nine months of fiscal 2001 from $22,631,000 in the first nine months of fiscal 2000. This increase is due to a one-time expense of $1,604,000, of which $1,511,000 is non-cash, for intellectual property and pre-clinical studies related to the acquisition of Reperfusion Systems, Inc., an inactive company 26% owned by Biopure, for approximately 67,000 shares of Biopure common stock. The remainder of the increase is due to activities associated with the data organization and analyses for the pivotal Phase III trial of Hemopure, preparation for the filing of an electronic U.S. marketing application and ongoing research and development.

Sales and marketing expenses increased 17.3% to $2,070,000 in the first nine months of fiscal 2001 from $1,765,000 in the first nine months of fiscal 2000. The increase was primarily due to sales and marketing efforts of introducing Oxyglobin in selected European countries in 2001.

General and administrative expenses increased 109.6% to $13,364,000 in the first nine months of fiscal 2001 from $6,377,000 in the first nine months of fiscal 2000. The increase is primarily due to an increase of $5,138,000 in non-cash compensation expense for stock options and warrants issued to certain consultants, directors and contract parties that must be accounted for at fair value, per SFAS 123 and EITF 96-18, and be amortized over the service period and revalued each quarter based on the closing stock price or, if issued for services completed, are a one-time charge. For the first nine months of fiscal 2001, we recorded $6,924,000 as compensation expense under these options and warrants versus $1,785,000 in the first nine months of fiscal 2000. Hemopure marketing expenses, including product shipped to South Africa for use in a pre-launch medical training program, and consulting fees increased in the first nine months of fiscal 2001 compared to the same period in 2000.

Total other income was $2,960,000 in the first nine months of fiscal 2001 compared to $2,854,000 in the first nine months of fiscal 2000. The increase reflects additional interest earned on a higher average cash balance in fiscal 2001.

Liquidity and Capital Resources

At July 31, 2001, we had current assets of $54,250,000, consisting primarily of $48,532,000 in cash and cash equivalents and $4,755,000 in inventory. At July 31, 2001, current liabilities were $8,735,000. During the first nine months of fiscal 2001, our cash and cash equivalents decreased $40,296,000 from $88,828,000 at October 31, 2000 to $48,532,000 at July 31, 2001. This decrease is primarily due to cash outflows of $29,603,000 for operating activities and $10,000,000 placed in escrow as Biopure’s contribution to the construction of a new manufacturing facility in South Carolina.

Under the proposed agreement for the construction and financing of the new plant, the $10,000,000 placed in escrow will be returned when Biopure receives FDA approval for Hemopure. The $10,000,000 has been accounted for as a deposit in long-term other assets. The new plant will be accounted under the rules for a capital lease and as such, the financial statements will include property, plant and equipment and offsetting debt for the new plant. As of July 31, 2001, $2,693,000 has been included in property, plant and equipment and long term debt reflecting expenses to date for the engineering of the facility.

Based on the approval of Hemopure in South Africa, during the quarter Biopure began including Hemopure units in inventory as these units are saleable. Inventory levels will continue to increase as we build our inventories of Hemopure and Oxyglobin prior to our six month capacity upgrade shutdown, scheduled to take place in the first and second quarters of fiscal 2002.

On June 21, 2001, Biopure entered into a $75,000,000 equity line stock purchase agreement with Société Générale. Under this agreement, Biopure has the option of drawing funds as needed over a two-year period, subject to certain limitations, in exchange for the issuance of Biopure common stock. The maximum size of each draw down may be up to $3,000,000 in a five-day draw down period or up to $4,500,000 if the dollar trading volume of the company’s common stock increases above recent levels. The company is under no obligation to draw down funds and has not done so as of July 31, 2001.

We have financed operations from inception primarily through sales of equity securities, development and license agreement payments, interest income and debt.

Our primary investment objective is preservation of principal and we currently invest in high-grade commercial paper.

We have not been profitable since inception and had an accumulated deficit of $326,457,000 as of July 31, 2001. We will continue to generate losses from operations for the foreseeable future. We will explore and are pursuing opportunities to raise capital through sales of equity and debt securities, potential partnerships, bank borrowings or leasing arrangements.

We believe our current cash and cash equivalents, which do not include the $10,000,000 placed in escrow for the construction of the new manufacturing facility in South Carolina, should be sufficient to meet our projected operating requirements through the first half of fiscal 2002. The cash reserves also do not reflect our $75,000,000 equity line stock purchase agreement with Société Générale. Biopure’s cash reserves plus the Société Générale financing, if fully drawn, could fund operations through fiscal 2003 under the company’s current operating plan. Our cash requirements may vary significantly from current projections.

BIOPURE CORPORATION
PART II — OTHER INFORMATION
July 31, 2001

Item 2.     Changes in Securities and Use of Proceeds

Warrants to purchase 13,394 shares of Class A Common Stock were exercised in the third quarter of fiscal 2001 for aggregate proceeds to the Corporation of $52,800. The Corporation relied on Section 4(2) of the Securities Act of 1933 and Regulation D under the Securities Act of 1933 in issuing shares upon the exercise of warrants.

80,000 shares of Class A Common Stock were issued upon exercise of an option for consideration, consisting of land and real property lease and license rights, valued at $1,004,500. The Corporation relied on section 4(2) of the Securities Act of 1933 in issuing these shares.

Item 6.     Exhibits and Reports on Form 8-K

     (a)  The exhibits are listed in the accompanying Exhibit Index.

     (b)  A report on Form 8-K was filed on July 11, 2001.

     (c)  A report on Form 8-K was filed on August 29, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOPURE CORPORATION

Date:	September 14, 2001	By: /s/ Francis H. Murphy Francis H. Murphy Duly authorized officer of the Registrant and Chief Financial Officer

EXHIBIT INDEX

Number	Description

10.1	License Agreement for Waste Disposal System between Moyer Packing Company and Biopure Corporation dated June 12, 2001.

10.2	License Agreement for Spur Facility between Moyer Packing Company and Biopure Corporation dated June 12, 2001.

10.3	Assignment and Assumption of Deed of Easement between Moyer Packing Company and Biopure Corporation dated June 12, 2001.

10.4	Sublease between Cendant Operations, Inc. and Biopure Corporation dated June 20, 2001.

99.1	Risk Factors