Form 10-Q
period 2002-01-31
BIOPURE CORP
filed 2002-03-18
CIK 815508

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   January 31, 2002

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number  001-15167

BIOPURE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	04-2836871

(State of Incorporation)	(IRS Employer Identification Number)

11 Hurley Street, Cambridge, Massachusetts	02141

(Address of principal executive offices)	(Zip Code)

(617) 234-6500
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  No

The number of shares outstanding of each of the issuer’s classes of common stock as of February 28, 2002 was:

Class A Common Stock, $.01 par value	25,744,456

Class B Common Stock, $1.00 par value	117.7

BIOPURE CORPORATION

INDEX TO FORM 10-Q

Page

Part I — Financial Information:

Item 1 - Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets at January 31, 2002 and October 31, 2001	1

Condensed Consolidated Statements of Operations for the quarters ended January 31, 2002 and January 31, 2001	2

Condensed Consolidated Statements of Cash Flows for the three months ended January 31, 2002 and January 31, 2001	3

Notes to Condensed Consolidated Financial Statements	4-6

Independent Accountants’ Review Report	7

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	8-12

Item 3 - Quantitative and Qualitative Disclosure of Market Risk	12

Part II — Other Information:

Item 1 –Legal Proceedings	13

Item 2 –Changes in Securities and Use of Proceeds	13

Item 6 – Exhibits and Reports on Form 8-K	13

Signatures	14

Exhibit Index

Biopure®, Hemopure® and Oxyglobin® are registered trademarks of Biopure Corporation.

FORM 10-Q
PART 1
ITEM 1

BIOPURE CORPORATION

Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

Assets:	January 31, 2002	October 31, 2001

Current assets:

Cash and cash equivalents	$33,389	$36,089

Accounts receivable, net	459	724

Inventories, net	3,935	4,665

Other current assets	699	771

Total current assets	38,482	42,249

Property, plant and equipment, net	34,169	30,162

Other assets	11,695	11,776

Total assets	$84,346	$84,187

Liabilities and stockholders’ equity:

Current liabilities:

Accounts payable	$847	$1,348

Accrued expenses	4,982	4,949

Total current liabilities	5,829	6,297

Long-term debt	8,364	5,205

Deferred compensation	1,810	1,792

Total long-term liabilities	10,174	6,997

Stockholders’ equity:

Preferred stock, $0.01 par value, 30,000,000 shares authorized, no shares outstanding	—	—

Common stock:

Class A, $0.01 par value, 100,000,000 shares authorized, 25,744,456 shares outstanding at January 31, 2002 and 25,225,083 at October 31, 2001	257	252

Class B, $1.00 par value, 179 shares authorized, 117.7 shares outstanding	—	—

Capital in excess of par value	390,642	383,570

Contributed capital	24,574	24,574

Notes receivable	(1,593)	(1,655)

Accumulated deficit	(345,537)	(335,848)

Total stockholders’ equity	68,343	70,893

Total liabilities and stockholders’ equity	$84,346	$84,187

Note: The balance sheet at October 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes.

FORM 10-Q
PART I
ITEM 1

BIOPURE CORPORATION

Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended

	January 31, 2002	January 31, 2001

Revenues:

Oxyglobin	$728	$731

Other	—	4

Total revenues	728	735

Cost of revenues	827	770

Gross profit (loss)	(99)	(35)

Operating expenses:

Research and development	6,972	8,187

Sales and marketing	463	622

General and administrative	2,605	3,073

Total operating expenses	10,040	11,882

Loss from operations	(10,139)	(11,917)

Other income, net	450	1,316

Net loss	$(9,689)	$(10,601)

Per share data:

Basic net loss per common share	$(0.38)	$(0.42)

Weighted-average shares used in computing basic net loss per common share	25,401	24,960

See accompanying notes.

FORM 10-Q
PART I
ITEM 1

BIOPURE CORPORATION

Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended

	January 31, 2002	January 31, 2001

Operating activities:

Net loss	$(9,689)	$(10,601)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	1,009	998

Equity compensation	(145)	1,347

Deferred compensation	18	18

Accrued interest on stockholders’ notes receivable	(18)	(28)

Changes in assets and liabilities:

Accounts receivable	265	57

Inventories	730	(432)

Other current assets	72	(28)

Accounts payable	(501)	(1,423)

Accrued expenses	32	(304)

Net cash used in operating activities	(8,227)	(10,396)

Investing activities:

Purchase of property, plant and equipment	(1,843)	(934)

Other assets	(1)	21

Net cash used in investing activities	(1,844)	(913)

Financing activities:

Proceeds from sale of common stock	7,250	—

Payment of notes receivable from stockholders	80	337

Proceeds from exercise of options and warrants	41	73

Net cash provided by financing activities	7,371	410

Net decrease in cash and cash equivalents	(2,700)	(10,899)

Cash and cash equivalents at beginning of period	36,089	88,828

Cash and cash equivalents at end of period	$33,389	$77,929

Non-cash transactions:

New facility construction financed through capital lease (classified as long-term debt)	$3,159	$—

See accompanying notes.

FORM 10-Q
PART I
ITEM 1

BIOPURE CORPORATION

Notes to Condensed Consolidated Financial Statements
January 31, 2002
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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended January 31, 2002 are not necessarily indicative of the results that may be expected for the year ending October 31, 2002.

The Company has financed operations from inception primarily through sales of equity securities, development and license agreement payments, interest income and debt. The Company has not been profitable since inception and had an accumulated deficit of $345,537,000 as of January 31, 2002. Management expects that the Company will continue to generate losses from operations for the foreseeable future. The Company will explore and is pursuing opportunities to raise capital through sales of equity and debt securities, potential partnerships, bank borrowings or leasing arrangements.

For further information, refer to the consolidated financial statements and footnotes thereto, included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2001.

2. Net Loss per Share

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

3. Inventories

Inventories are valued at the lower of cost (determined using the first-in, first-out method) or market. Inventories were as follows:

	January 31, 2002	October 31, 2001

In thousands

Raw materials	$935	$771

Work-in-process	94	243

Finished goods-Oxyglobin	1,222	1,886

Finished goods-Hemopure	1,684	1,765

	$3,935	$4,665

FORM 10-Q
PART I
ITEM 1

BIOPURE CORPORATION

Notes to Condensed Consolidated Financial Statements
January 31, 2002
(Unaudited)
(Continued)

4. Accrued Expenses

         Accrued expenses consisted of the following:

	January 31, 2002	October 31, 2001

In thousands

Clinical trials	558	662

Preparation of biologic license application	502	306

Capacity upgrade	513	375

Accrued payroll and related employee expenses	1,390	1,365

Accrued vacation	387	398

Other	1,632	1,843

	$4,982	$4,949

5. Stock Compensation

In October 2000 and April 2001, Biopure granted 30,000 options to each of two consultants, for a total of 60,000 options, which must be accounted for at fair value, pursuant to Financial Accounting Standards Board Statement No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) and EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services”. The Company records compensation expense based on a service period adjusted for the fair value of the stock until these options have been earned, as discussed below.

With respect to these 60,000 options, 15,000 have been earned as of January 31, 2002. With respect to the remaining 45,000 options, the Company recorded a reduction to non-cash compensation expense of $145,000 for the quarter ended January 31, 2002 because the closing price of Biopure common stock on January 31, 2002 was lower than on October 31, 2001.

6. Commitment

In December 2001, the Company signed an amended letter of intent for the construction and financing of a new 500,000 unit Hemopure plant in South Carolina. The new plant is expected to cost approximately $120,000,000, up from $85,000,000, and is expected to be financed through a capital lease. As such, the financial statements include property, plant & equipment and offsetting debt. During 2001, Biopure paid $10,000,000 into an escrow account, which has been recorded as a deposit in long-term assets. These escrow funds, constituting the Company’s cash contribution during the construction phase of the new facility, are being used to fund initial expenditures for the new facility. Under the agreement, the $10,000,000 in project cost funded by Biopure will be refunded upon receipt of approval of Hemopure by the United States Food and Drug Administration (FDA) and if a formal

FORM 10-Q
PART I
ITEM 1

BIOPURE CORPORATION

Notes to Condensed Consolidated Financial Statements
January 31, 2002
(Unaudited)
(Continued)

lease agreement has been executed. If FDA approval is not received, the $10,000,000 deposit will not be returned to the Company and will be treated as a capital expenditure, subject to an immediate impairment review pursuant to SFAS No. 121, “Accounting for Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”. As of January 31, 2002, $8,364,000 has been included in property, plant and equipment and long term debt reflecting expenditures to date for the engineering and design costs of the facility. A lease for the South Carolina facility has not been signed.

7. Financing Activities

Biopure is a party to a $75,000,000 equity line stock purchase agreement with Société Générale. Under this agreement, Biopure has the option of drawing up to a balance (as of January 31, 2002) of $67,750,000 until June 2003, subject to certain limitations, in exchange for the issuance of Biopure common stock. The primary limitation on use of the line is a minimum trading price for our common stock of $13 per share, unless waived. The maximum size of each drawdown may be up to $3,000,000 in a five-day drawdown period or up to $4,500,000 if the average daily dollar trading volume of the Company’s common stock increases to $7,500,000. The Company is under no obligation to draw down funds and as of January 31, 2002 has drawn $7,250,000 under this agreement. The Company is currently unable to raise funds through this agreement because its recent stock prices have been below the minimum price specified in the agreement.

On March 11, 2002, the Company filed a $30,000,000 common stock shelf registration statement with the SEC to facilitate future financings. The registration statement has been declared effective by the SEC.

8. Capital Transactions

During the first quarter of fiscal 2002, Biopure issued 516,531 shares of common stock in connection with the Société Générale equity line stock purchase agreement, described in Note 7, for proceeds of $7,250,000.

9. Litigation

As of March 15, 2002, Biopure and its Chairman and Chief Executive Officer were named as defendants in five related cases filed on February 5, 2002, February 22, 2002, March 15, 2002 and two on March 12, 2002, respectively, in the U.S. District Court for the District of Massachusetts (the “Court”) by alleged purchasers of Biopure’s common stock, purporting to be class actions. The lawsuits claim that Biopure violated the federal securities laws by publicly disseminating materially false and misleading statements regarding the anticipated timing of a biologic license application Biopure expected to make to the U.S. Food and Drug Administration, resulting in the artificial inflation of Biopure’s common stock price during the purported class period between May 8, 2001 through December 6, 2001. The complaints do not specify the amount of alleged damages plaintiffs seek to recover. Defendants have filed motions to dismiss the complaints and believe that the lawsuits are without merit and intend to defend them vigorously. At this time, the Company cannot estimate what impact, if any, these cases may have on the financial statements.

FORM 10-Q
PART I
ITEM 1

BIOPURE CORPORATION

Independent Accountants’ Review Report

The Board of Directors
Biopure Corporation

We have reviewed the accompanying condensed consolidated balance sheet of Biopure Corporation (the Company) and subsidiaries as of January 31, 2002, and the related condensed consolidated statements of operations and the condensed consolidated statements of cash flows for the three-month periods ended January 31, 2002 and 2001. These financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of the Company as of October 31, 2001, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended (not presented herein) and in our report dated December 10, 2001 (except for Note 14, as to which the date is January 22, 2002), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of October 31, 2001, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Boston, Massachusetts
March 13, 2002

FORM 10-Q
PART I
ITEM 2

BIOPURE CORPORATION

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
January 31, 2002

Cautionary Statement Regarding Forward-Looking Information

The following discussion of our financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and the related Notes included elsewhere in this report. Except for strictly historical information contained herein, matters discussed in this report constitute forward-looking statements. When used herein, the words “expects,” “estimates,” “intends,” “plans,” “should”, “anticipates” and similar expressions are intended to identify such forward-looking statements. Actual results could differ materially from those set forth in the forward-looking statements. There can be no assurance that Biopure will be able to commercially develop its oxygen therapeutic products, that necessary regulatory approvals will be obtained, that anticipated milestones will be met in the expected timetable, that any clinical trials will be successful, or that any approved product will attain market acceptance and be sold in the quantities anticipated. Actual results may differ from those projected in forward-looking statements due to risks and uncertainties that exist in the Company’s operations and business environment. These risks include, without limitation, the Company’s stage of product development, history of operating losses, accumulating deficits, and uncertainties and possible delays related to clinical trials, regulatory approvals, possible healthcare reform, manufacturing capacity, market acceptance, competition and the availability of sufficient financing to support operations. In light of the substantial risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this report should not be regarded as representations by the Company that the objectives or plans of the Company will be achieved. The Company undertakes no obligation to release publicly the results of revisions to these forward-looking statements to reflect events or circumstances after the date hereof. Reference is made in particular to the risk factors set forth in Exhibit 99 to this report and the discussions set forth below in this report under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Overview

         We are a leading developer, manufacturer and supplier of a new class of pharmaceuticals, called oxygen therapeutics. Our oxygen therapeutics are pharmaceuticals that one administers intravenously into the circulatory system to increase oxygen delivery to the body’s tissues. We have developed and manufacture, using a proprietary process and patented technology, two hemoglobin-based oxygen carriers. Two pivotal Phase III clinical trials have been completed for Hemopure and are expected to be the basis for our application to the FDA for marketing approval in the United States. In fiscal 2001, Hemopure was approved in South Africa for use in adult patients undergoing elective surgery to treat acute anemia and eliminate, reduce or delay red blood cell transfusion. Oxyglobin, for veterinary use, is the only hemoglobin-based oxygen carrier approved by the FDA and the European Medicines Evaluation Agency.

         Since inception, we have devoted substantially all of our resources to our research and development programs and manufacturing. We have been dependent upon funding from debt and equity financings, strategic corporate alliances, licensing agreements and interest income. We have not been profitable since inception and had an accumulated deficit of $345,537,000 as of January 31, 2002. We expect to incur additional operating losses over the next several years in connection with clinical trials, preparation of a marketing application for Hemopure and pre-marketing expenditures for Hemopure. We began generating revenue from the sale of Oxyglobin in fiscal 1998.

FORM 10-Q
PART I
ITEM 2

BIOPURE CORPORATION

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
January 31, 2002
(continued)

         We believe our cash and cash equivalents, as of January 31, 2002, are sufficient to fund our current plan into the first quarter of fiscal 2003. Under this plan our operations for the balance of fiscal 2002 will be in support of our application to the FDA for marketing approval of Hemopure, the capacity upgrade of our Cambridge manufacturing facility, sales to South Africa and sales of Oxyglobin. Efforts for development of additional indications for Hemopure and for preparation to market Hemopure in the United States will be deferred until additional funds are available.

Critical Accounting Policies

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

Results of Operations

Three months ended January 31, 2002 compared to three months ended January 31, 2001

Total revenues, consisting entirely of Oxyglobin sales, were $728,000 for the first quarter of fiscal 2002, compared with $735,000 for the corresponding period in 2001. European sales were $65,000 for the first quarter of fiscal 2002. Oxyglobin was first sold into Europe during the second quarter of fiscal 2001. Domestic sales decreased 9.3%, to $663,000, compared to the same period last year. This decrease reflects a 4.8% increase in average selling price and an 11.6% decrease in the units shipped. Our Cambridge manufacturing facility was shut down in November 2001 for capacity expansion. Biopure has reduced its veterinarian educational programs, in an effort to ensure sufficient supply, during this temporary six-month shutdown.

Cost of revenues increased 7.4% to $827,000 in the first quarter of fiscal 2002 primarily due to an increase in the unabsorbed fixed manufacturing costs, incurred during the Cambridge facility shutdown, allocated to cost of revenues for Oxyglobin. Cost of revenues includes the direct costs associated with the production of Oxyglobin plus an allocation of a portion of the unabsorbed fixed costs of manufacturing. The remainder of these unabsorbed fixed costs, incurred during the Cambridge facility shutdown, was allocated to research and development. The above allocations are based on current and expected production levels and annual production capacities and require management judgment.

FORM 10-Q
PART I
ITEM 2

BIOPURE CORPORATION

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
January 31, 2002
(Continued)

Research and development expenses include product and process development and engineering, pre-clinical studies, clinical trials, clinical trial materials and an allocation of unabsorbed fixed costs of manufacturing. Our research and development efforts have been focused on developing and gaining regulatory approval of Hemopure, our product for use in humans. These efforts are now focused on the preparation of our biologic license application to be filed with the FDA. The development and approval of Oxyglobin, our veterinary product, was a result of the development of Hemopure. Hemopure is approved for use in South Africa. Failure to gain one or more additional regulatory approvals during the next several years would make it difficult for the Company to continue its development efforts.

Research and development expenses decreased 14.8% to $6,972,000 for the first quarter of fiscal 2002, compared to the first quarter of fiscal 2001. The decrease is primarily due to reduced expenses for the U.S. pivotal Phase III clinical trial of Hemopure. During the first quarter of fiscal 2001, there were significant expenses for the monitoring and closing of clinical sites and for the Safety Endpoint Evaluation Committee (SEEC). In the first quarter of fiscal 2002, expenses for other clinical trials and pre-clinical work for additional Hemopure applications also decreased. Expenses in preparation for the filing of a biologic license application with the FDA, in mid-calendar 2002, and the unabsorbed fixed manufacturing costs allocated to research and development both increased.

Sales and marketing expenses, consisting of Oxyglobin expenses, decreased 25.6% to $463,000 for the first quarter of fiscal 2002. This decrease was primarily due to reductions in veterinarian educational programs designed to reduce demand and ensure sufficient supply during the Cambridge manufacturing facility shutdown. Marketing expenses for Hemopure, currently classified as general and administrative expenses because there are no Hemopure revenues, are expected to be included as sales and marketing expenses in the third quarter of fiscal 2002 when sales to South Africa are expected to begin.

General and administrative expenses decreased 15.2% to $2,605,000 for the first quarter of fiscal 2002 compared to the same period in 2001. This decrease is primarily due to a credit to general and administrative expenses for non-cash compensation, related to stock option awards, for non-employees of $145,000 compared to an expense of $1,347,000 for the same period last year. This non-cash compensation is accounted for as a credit instead of an expense because the closing price of Biopure common stock on January 31, 2002 was lower than on October 31, 2001. Expenses for South Africa marketing activities, consulting, information technology and occupancy costs, increased compared to the first quarter of fiscal 2001.

Other income was $450,000 in the first quarter of fiscal 2002, compared to $1,316,000 in the first quarter of fiscal 2001. This decrease reflects the Company’s decreased cash balance and lower interest rates. Included in other income for the first quarter of 2002 is $238,000 that we received as a contingent payment for a 1998 intellectual property transfer not related to Hemopure or Oxyglobin.

Liquidity and Capital Resources

At January 31, 2002, we had $33,389,000 in cash and cash equivalents including $7,250,000 we raised through the sale of equity in the first quarter of fiscal 2002 as discussed below. Based on our fiscal 2002 operating plan,

FORM 10-Q
PART I
ITEM 2

BIOPURE CORPORATION

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
January 31, 2002
(Continued)

we require cash of approximately $26,000,000 for the remainder of fiscal 2002 to complete the capacity upgrade of our Cambridge manufacturing facility, support the filing of our biologic license application with the FDA, to support our launch of Hemopure in South Africa and to support our Oxyglobin business. We believe our cash and cash equivalents, at January 31, 2002, should be sufficient to fund our current plan into the first quarter of fiscal 2003. Cash requirements are expected to be higher during the first half of fiscal 2002 because of cash that will be used to pay for the Cambridge capacity upgrade and prior to the start of Hemopure sales to South Africa. The cash and cash equivalents do not include the $10,000,000 placed in escrow for the South Carolina facility as discussed below. Biopure’s cash reserves plus the Société Générale financing, if we are able to fully draw and do so, could fund operations through fiscal 2003 under the Company’s current operating plan. Expenditures, including the costs of additional personnel, for research and clinical development of additional indications for Hemopure and most expenditures in preparation for marketing and sales of Hemopure in the U.S., will be deferred until sufficient funds, in addition to those on hand, are available. Should management’s plans not develop as anticipated, the Company will restrict certain of its planned activities and operations, as necessary, to sustain operations and conserve cash resources. Our cash requirements and our forecast of the period of time through which our financial resources would be adequate to support our operations may vary significantly from current projections and actual results may vary.

In December 2001, the Company signed an amended letter of intent for the construction and financing of a new 500,000 unit Hemopure plant in South Carolina expected to cost $120,000,000. During fiscal 2001, we paid $10,000,000, Biopure’s contribution to the cost of the facility, into an escrow account to be used to fund certain initial expenditures related to the construction of the new facility. Under the proposed agreement for the construction and financing of the new plant, the $10,000,000 in project cost funded by Biopure will be refunded upon receipt of FDA approval for Hemopure. The $10,000,000 has been accounted for as a deposit in long-term assets. If FDA approval is not received, the $10,000,000 deposit will not be returned to the Company and will be treated as a capital expenditure, subject to immediate impairment review pursuant to SFAS No. 121 (and SFAS 144, when applicable). As of January 31, 2002, $8,364,000 has been included in property, plant and equipment and long term debt reflecting expenses to date for the engineering of the facility paid from the escrow.

In fiscal 2001, based on the approval of Hemopure in South Africa, Biopure began including Hemopure units in inventory, as these units are saleable. However, we do not expect revenues for Hemopure until the third fiscal quarter. The unit value in inventory is less than the expected unit sales price.

Biopure is a party to a $75,000,000 equity line stock purchase agreement with Société Générale. Under this agreement, Biopure has the option of drawing up to a balance (as of January 31, 2002) of $67,750,000 until June 2003, subject to certain limitations, in exchange for the issuance of Biopure common stock. The primary limitation on use of the line is a minimum trading price for our common stock of $13 per share, unless waived. The maximum size of each drawdown may be up to $3,000,000 in a five-day drawdown period or up to $4,500,000 if the average daily dollar trading volume of the Company’s common stock increases to $7,500,000. The Company is under no obligation to draw down funds, and as of February 28, 2002, has drawn $7,250,000 under this agreement. The Company is currently unable to raise funds through this agreement because its recent stock prices have been below the minimum price specified in the agreement. We intend, if able to do so, to draw from this facility in fiscal 2002.

FORM 10-Q
PART I
ITEM 2

BIOPURE CORPORATION

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
January 31, 2002
(Continued)

We plan to continue financing our operations, until we are profitable, through sales of equity and debt securities, bank borrowings and leasing arrangements. On March 11, 2002, we filed a $30,000,000 common stock shelf registration statement with the SEC to facilitate future financings. The registration statement has been declared effective by the SEC. We will also explore licensing and partnering arrangements where appropriate. We have not been profitable since inception and had an accumulated deficit of $345,537,000 as of January 31, 2002. We will continue to generate losses for the next several years.

We plan to spend approximately $6,000,000 in fiscal 2002 and approximately $5,000,000 in fiscal 2003 on capital projects for our existing facilities. The fiscal 2002 planned expenditures are included in the cash requirements for fiscal 2002 identified above.

As of October 31, 2001, we had net operating loss carryforwards of approximately $195,100,000 to offset future federal and state taxable income through 2021. Due to the degree of uncertainty related to the ultimate realization of such prior losses, no benefit has been recognized in our financial statements as of January 31, 2002. Utilization of such losses in future years may be limited under the change of stock ownership rules of the Internal Revenue Service.

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

FORM 10-Q
PART II
ITEM 1-6

BIOPURE CORPORATION
Part II — Other Information
January 31, 2002

Item 1. Legal Proceedings

As of March 15, 2002, Biopure and its Chairman and Chief Executive Officer were named as defendants in five related cases filed on February 5, 2002, February 22, 2002, March 15, 2002 and two on March 12, 2002, respectively, in the U.S. District Court for the District of Massachusetts (the “Court”) by alleged purchasers of Biopure’s common stock, purporting to be class actions. The lawsuits claim that Biopure violated the federal securities laws by publicly disseminating materially false and misleading statements regarding the anticipated timing of a biologic license application Biopure expected to make to the U.S. Food and Drug Administration, resulting in the artificial inflation of Biopure’s common stock price during the purported class period between May 8, 2001 through December 6, 2001. The complaints do not specify the amount of alleged damages plaintiffs seek to recover. Defendants have filed motions to dismiss the complaints and believe that the lawsuits are without merit and intend to defend them vigorously.

Item 2. Changes in Securities and Use of Proceeds

Warrants to purchase 66 shares of Class A Common Stock were exercised on November 26, 2001, during the first quarter of fiscal 2002, for aggregate proceeds to the Corporation of $800. The Corporation relied on Section 4(2) of the Securities Act of 1933 and Regulation D under the Securities Act of 1933 in issuing shares upon the exercise of warrants, since the offering and sale of these shares did not involve a public offering.

During the first quarter of fiscal 2002, Biopure issued an aggregate of 516,531 shares of its Class A Common Stock to Société Générale for total proceeds of $7,250,000 by drawing on its equity line of financing with Société Générale. Biopure relied on Section 4(2) of the Securities Act of 1933 in issuing these shares, since the offering and sale of these shares to Société Générale did not involve a public offering. These transactions occurred as follows:

Date of Issuance	Number of Shares	Proceeds

December 21, 2001	203,538	$3,000,000

January 3, 2002	128,941	$1,770,000

January 11, 2002	150,942	$2,040,000

January 18, 2002	33,110	$440,000

Item 6. Exhibits and Reports on Form 8-K

(a) The exhibits are listed in the accompanying Exhibit Index.

(b) A report on Form 8-K was filed on December 6, 2001.

(c) A report on Form 8-K was filed on January 18, 2002.

(d) A report on Form 8-K was filed on March 13, 2002.

FORM 10-Q
PART II

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOPURE CORPORATION

Date:	March 18, 2002	By: /s/ Francis H. Murphy

Francis H. Murphy

Duly authorized officer of the Registrant and

Chief Financial Officer

EXHIBIT INDEX

Number	Description

15	Acknowledgement Letter of Ernst & Young LLP

99	Risk Factors