Form 10-Q
period 2002-04-30
BIOPURE CORP
filed 2002-06-14
CIK 815508

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 001-15167

BIOPURE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	04-2836871 (IRS Employer Identification Number)

11 Hurley Street, Cambridge, Massachusetts (Address of principal executive offices)	02141 (Zip Code)

(617) 234-6500
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒                No ☐

The number of shares outstanding of each of the issuer’s classes of common stock as of May 31, 2002 was:

Class A Common Stock, $.01 par value Class B Common Stock, $1.00 par value	29,197,269 117.7

Condensed Consolidated Balance Sheets
Condensed Consolidated Statements of Operations
Condensed Consolidated Statements of Cash Flows
Notes to Condensed Consolidated Financial Statements
Independent Accountants’ Review Report
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Part I - Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations
Part II — Other Information April 30, 2002
Item 1. Legal Proceedings
Item 2. Changes in Securities and Use of Proceeds
Item 4. Submission of Matters to a Vote of Security Holders
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX
Ex-10.1 2002 Omnibus Securities and Incentive Plan
Ex-10.2 Placement Agency Agreement
Ex-10.3 Placement Agent's Warrant
Ex-15 Acknowledgement Letter
Ex-99 Risk Factors

BIOPURE CORPORATION

INDEX TO FORM 10-Q

Page

Part I — Financial Information:

Item 1 - Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets at April 30, 2002 and October 31, 2001	1

Condensed Consolidated Statements of Operations for the quarters ended April 30, 2002 and April 30, 2001 and for the six months ended April 30, 2002 and April 30, 2001	2

Condensed Consolidated Statements of Cash Flows for the six months ended April 30, 2002 and April 30, 2001	3

Notes to Condensed Consolidated Financial Statements	4-6

Independent Accountants’ Review Report	7

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	8-13

Item 3 - Quantitative and Qualitative Disclosure of Market Risk	13

Part II — Other Information:

Item 1 –Legal Proceedings	14

Item 2 –Changes in Securities and Use of Proceeds	14

Item 4 –Submission of Matters to a Vote of Security Holders	14

Item 6 – Exhibits and Reports on Form 8-K	14

Signatures	15

Exhibit Index

     Biopure®, Hemopure® and Oxyglobin® are registered trademarks of Biopure Corporation.

FORM 10-Q PART 1 ITEM 1 PAGE 1

BIOPURE CORPORATION

Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	April 30, 2002	October 31, 2001

Assets:
Current assets:
Cash and cash equivalents	$40,943	$36,089
Accounts receivable, net	636	724
Inventories, net	2,859	4,665
Other current assets	731	771

Total current assets	45,169	42,249
Property, plant and equipment, net	36,291	30,162
Other assets	11,795	11,776

Total assets	$93,255	$84,187

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$1,622	$1,348
Accrued expenses	5,138	4,949

Total current liabilities	6,760	6,297
Long-term debt	9,425	5,205
Deferred compensation	1,773	1,792

Total long-term liabilities	11,198	6,997
Stockholders’ equity:
Preferred stock, $0.01 par value, 30,000,000 shares authorized, no shares outstanding	—	—
Common stock:
Class A, $0.01 par value, 100,000,000 shares authorized, 28,507,269 shares outstanding at April 30, 2002 and 25,225,083 at October 31, 2001	285	252
Class B, $1.00 par value, 179 shares authorized, 117.7 shares outstanding	—	—
Capital in excess of par value	410,313	383,570
Contributed capital	24,574	24,574
Notes receivable	(1,611)	(1,655)
Accumulated deficit	(358,264)	(335,848)

Total stockholders’ equity	75,297	70,893

Total liabilities and stockholders’ equity	$93,255	$84,187

Note: The balance sheet at October 31, 2001 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes.

FORM 10-Q PART I ITEM 1 PAGE 2

BIOPURE CORPORATION

Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Six Months Ended

	April 30, 2002	April 30, 2001	April 30, 2002	April 30, 2001

Revenues:
Oxyglobin	$928	$837	$1,656	$1,568
Other	—	1	—	5

Total revenues	928	838	1,656	1,573
Cost of revenues	919	914	1,746	1,684

Gross profit (loss)	9	(76)	(90)	(111)
Operating expenses:
Research and development	8,153	9,002	15,125	17,189
Sales and marketing	615	664	1,078	1,286
General and administrative	4,129	8,753	6,734	11,826

Total operating expenses	12,897	18,419	22,937	30,301

Loss from operations	(12,888)	(18,495)	(23,027)	(30,412)
Other income, net	161	990	611	2,306

Net loss	$(12,727)	$(17,505)	$(22,416)	$(28,106)

Per share data:
Basic net loss per common share	$(0.49)	$(0.70)	$(0.87)	$(1.13)

Weighted-average shares used in computing basic net loss per common share	25,993	24,958	25,692	24,959

See accompanying notes.

FORM 10-Q PART I ITEM 1 PAGE 3

BIOPURE CORPORATION

Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended

	April 30, 2002	April 30, 2001

Operating activities:
Net loss	$(22,416)	$(28,106)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,095	2,103
Equity compensation	(132)	7,717
Deferred compensation	(19)	(29)
Accrued interest on stockholders’ notes receivable	(36)	(50)
Changes in assets and liabilities:
Accounts receivable	88	(3)
Inventories	1,806	(557)
Other current assets	40	(64)
Accounts payable	274	(501)
Accrued expenses	189	1,657

Net cash used in operating activities	(18,111)	(17,833)
Investing activities:
Purchase of property, plant and equipment	(3,976)	(1,666)
Other assets	(115)	(10)

Net cash used in investing activities	(4,091)	(1,676)
Financing activities:
Net proceeds from sale of common stock	26,935	—
Payment of notes receivable from stockholders	80	337
Proceeds from exercise of options and warrants	41	1,532
Proceeds from exercise of non lapse restricted stock	—	132

Net cash provided by financing activities	27,056	2,001
Net increase (decrease) in cash and cash equivalents	4,854	(17,508)
Cash and cash equivalents at beginning of period	36,089	88,828

Cash and cash equivalents at end of period	$40,943	$71,320

Non-cash transactions:
New facility construction financed through capital lease (classified as long-term debt)	$4,220	$—

See accompanying notes.

FORM 10-Q PART I ITEM 1 PAGE 4

BIOPURE CORPORATION

Notes to Condensed Consolidated Financial Statements
April 30, 2002
(Unaudited)

1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended April 30, 2002 are not necessarily indicative of the results that may be expected for the year ending October 31, 2002.

The Company has financed operations from inception primarily through sales of equity securities, development and license agreement payments, interest income and debt. The Company has not been profitable since inception and had an accumulated deficit of $358,264,000 as of April 30, 2002. Management expects that the Company will continue to generate losses from operations for the foreseeable future. The Company will explore opportunities to raise capital through sales of equity and debt securities, potential joint venture or licensing agreements, bank borrowings or leasing arrangements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2001.

2.  Net Loss per Share

Basic net loss per common share is computed based on the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is computed based upon the weighted-average number of common shares outstanding during the year, adjusted for the dilutive effect of shares issuable upon the conversion of convertible stock outstanding and the exercise of common stock options and warrants determined based upon the average market price of common stock for the period. Since the Company has a net loss for all periods presented, the effect of all potentially dilutive securities is antidilutive. Accordingly, basic and diluted net loss per share are the same.

3.  Inventories

Inventories are valued at the lower of cost (determined using the first-in, first-out method) or market. Inventories were as follows:

	April 30, 2002	October 31, 2001

In thousands
Raw materials	$1,903	$771
Work-in-process	132	243
Finished goods-Oxyglobin	436	1,886
Finished goods-Hemopure	388	1,765

	$2,859	$4,665

FORM 10-Q PART I ITEM 1 PAGE 5

BIOPURE CORPORATION

Notes to Condensed Consolidated Financial Statements
April 30, 2002
(Unaudited)
(Continued)

4.  Accrued Expenses

     Accrued expenses consisted of the following:

	April 30, 2002	October 31, 2001

In thousands
Clinical trials	736	662
Preparation of biologic license application	828	306
Capacity upgrade	317	375
Accrued payroll and related employee expenses	1,451	1,365
Accrued vacation	486	398
Other	1,320	1,843

	$5,138	$4,949

5.  Commitment

In December 2001, Sumter Realty Group, LLC signed an amended letter of intent for the construction and financing of a new 500,000 unit Hemopure plant in South Carolina. The new plant is expected to cost approximately $120,000,000 and is expected to be financed through a capital lease. As such, the financial statements include property, plant and equipment and offsetting debt. During 2001, Biopure deposited $10,000,000 into an escrow account, which has been recorded as a deposit in long-term assets. These escrow funds, constituting the Company’s cash contribution during the construction phase of the new facility, are being used to fund initial expenditures for the new facility. Under the agreement, the $10,000,000 in project cost funded by Biopure is expected to be refunded upon receipt of approval of Hemopure by the United States Food and Drug Administration (FDA) and if a formal lease agreement has been executed. If FDA approval is not received, the $10,000,000 deposit will not be returned to the Company and will be treated as a capital expenditure, and as a capital expenditure will be subject to an immediate impairment review pursuant to SFAS No. 121, “Accounting for Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”. As of April 30, 2002, $9,425,000 has been included in property, plant and equipment and long term debt reflecting expenditures to date for the engineering and design costs of the facility. A lease for the South Carolina facility has not yet been signed.

The Company expects to spend up to an additional $2,100,000 for detailed engineering work, including shop drawings for major equipment and steel fabrication.

FORM 10-Q PART I ITEM 1 PAGE 6

BIOPURE CORPORATION

Notes to Condensed Consolidated Financial Statements
April 30, 2002
(Unaudited)
(Continued)

6.  Financing Activities

On March 11, 2002, the Company filed a $30,000,000 common stock shelf registration statement with the SEC to facilitate future financings. On April 23, 2002, the Company raised net proceeds of $19,685,000 from the sale of 2,766,665 shares of its common stock in connection with an offering of these registered shares. The Company issued 65,000 warrants to the placement agent for these shares with an exercise price equal to the closing price on April 23, 2002. An additional $4,800,000 in net proceeds was raised on May 9, 2002 from the sale of 690,000 shares of its common stock in connection with another offering of these registered shares. The Company issued 20,700 warrants to the placement agent for these shares with an exercise price equal to the closing price on May 9, 2002.

Biopure is a party to a $75,000,000 equity line stock purchase agreement with Société Générale. Under this agreement, Biopure has the option of drawing up to a balance (as of April 30, 2002) of $67,750,000 until June 2003, subject to certain limitations, in exchange for the issuance of Biopure common stock. The primary limitation on use of the line is a minimum trading price for our common stock of $13 per share, unless waived. The Company is under no obligation to draw down additional funds, and as of April 30, 2002 had drawn $7,250,000. The Company is currently unable to raise funds through this agreement because its recent stock prices have been below the minimum price specified in the agreement.

7.  Litigation

Biopure and its Chairman and Chief Executive Officer were named as defendants in five related cases, purporting to be class actions, filed on February 5, 2002, February 22, 2002, March 15, 2002 and two on March 12, 2002, respectively (the “complaints”), in the U.S. District Court for the District of Massachusetts (the “Court”) by alleged purchasers of Biopure’s common stock. The complaints claim that Biopure violated the federal securities laws by publicly disseminating materially false and misleading statements regarding the anticipated time of a biologic license application Biopure expected to make to the U.S. Food and Drug Administration, resulting in the artificial inflation of Biopure’s common stock price during the purported class period. The complaints do not specify the amount of alleged damages plaintiffs seek to recover. On May 15, 2002, the Court held a hearing on the defendants’ pending motions to dismiss the complaints. By order dated May 16, 2002, the Court declined to rule on the motions to dismiss at the present time. Instead, the Court consolidated the complaints, granted the plaintiffs leave to file a consolidated, amended complaint (the “amended complaint”) and granted the defendants leave to file a renewed motion to dismiss within fourteen (14) days after the filing of any amended complaint. The plaintiffs filed the amended complaint, which sets forth a class period of May 8, 2001 through March 21, 2002. Oral argument on the renewed motion to dismiss will be heard by the Court on June 20, 2002. The defendants believe that the complaints are without merit and intend to defend the actions vigorously. At this time, the Company cannot estimate what impact, if any, these cases may have on the financial statements.

FORM 10-Q PART I ITEM 1 PAGE 7

BIOPURE CORPORATION

Independent Accountants’ Review Report

The Board of Directors
Biopure Corporation

We have reviewed the accompanying condensed consolidated balance sheet of Biopure Corporation (the Company) as of April 30, 2002, and the related condensed consolidated statements of operations for the three-month and six-month periods ended April 30, 2002 and 2001 and the condensed consolidated statements of cash flows for the six-month periods ended April 30, 2002 and 2001. These financial statements are the responsibility of the Company’s management.

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
June 10, 2002

FORM 10-Q PART I ITEM 2 PAGE 8

BIOPURE CORPORATION

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
April 30, 2002

Cautionary Statement Regarding Forward-Looking Information

The following discussion of our financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and the related Notes included elsewhere in this report. Except for strictly historical information contained herein, matters discussed in this report constitute forward-looking statements. When used herein, the words “expects,” “estimates,” “intends,” “plans,” “should,” “anticipates” and similar expressions are intended to identify such forward-looking statements. Actual results could differ materially from those set forth in the forward-looking statements. There can be no assurance that Biopure will be able to commercially develop its oxygen therapeutic products, that necessary regulatory approvals will be obtained, that anticipated milestones will be met in the expected timetable, that any clinical trials will be successful, or that any approved product will attain market acceptance and be sold in the quantities anticipated. Actual results may differ from those projected in forward-looking statements due to risks and uncertainties that exist in the Company’s operations and business environment. These risks include, without limitation, the Company’s stage of product development, history of operating losses, accumulating deficits, and uncertainties and possible delays related to clinical trials, regulatory approvals, possible healthcare reform, manufacturing capacity, market acceptance, competition and the availability of sufficient financing to support operations. In light of the substantial risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this report should not be regarded as representations by the Company that the objectives or plans of the Company will be achieved. The Company undertakes no obligation to release publicly the results of revisions to these forward-looking statements to reflect events or circumstances after the date hereof. Reference is made in particular to the risk factors set forth in Exhibit 99 to this report and the discussions set forth below in this report under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Overview

We are a leading developer, manufacturer and supplier of a new class of pharmaceuticals, called oxygen therapeutics. Our oxygen therapeutics are administered intravenously into the circulatory system to increase oxygen delivery to the body’s tissues. We have developed and manufacture, using a proprietary process and patented technology, two hemoglobin-based oxygen carriers. Two Phase III clinical trials have been completed for Hemopure and are expected to be a major component of our application to the FDA for marketing approval in the United States. In fiscal 2001, Hemopure was approved in South Africa for the treatment of adult surgical patients who are acutely anemic and for the purpose of eliminating, delaying or reducing the need for allogenic red blood cells in these patients. Oxyglobin, for veterinary use, is the only hemoglobin-based oxygen carrier approved by the FDA and the European Medicines Evaluation Agency.

Since inception, we have devoted substantially all of our resources to our research and development programs and manufacturing. We have been dependent upon funding from debt and equity financings, strategic alliances and interest income. We have not been profitable since inception and had an accumulated deficit of $358,264,000 as of April 30, 2002. We expect to incur additional operating losses over the next several years in connection with clinical trials, preparation of a marketing application for Hemopure and pre-marketing expenditures for Hemopure. We began generating revenue from the sale of Oxyglobin in fiscal 1998.

FORM 10-Q PART I ITEM 2 PAGE 9

BIOPURE CORPORATION

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
April 30, 2002
(continued)

We believe our cash and cash equivalents, as of April 30, 2002, and the $4.8 million realized from a public offering under our shelf registration on May 9, 2002 are sufficient to fund our current plan into the third quarter of fiscal 2003. Under this plan our operations for the balance of fiscal 2002 will be in support of our applications to the FDA and the European regulatory authorities for marketing approval of Hemopure, the startup and ramp up of production of Hemopure and Oxyglobin at our upgraded Cambridge manufacturing facility, the sales of Hemopure to South Africa and the sales of Oxyglobin. Expenditures, including additional personnel and other costs for research and clinical development of additional indications for Hemopure and most expenditures in preparation for marketing and sales of Hemopure in the United States, will be deferred until sufficient funds, in addition to those on hand, are available.

Critical Accounting Policies

SFAS 121 (and SFAS 144, when applicable) require that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Our investments in property and equipment, including construction in progress and the new facility construction; license agreements related to the source of supply of our major raw material and a production process; and the asset related to the initial new facility project costs are the principal long-lived assets that could be subject to such a review. The events or changes in circumstances, among others, that may result in an impairment of these assets are a significant delay in expected regulatory approvals for our human product, a change in the source of supply of the major raw material, or a significant reduction in the demand for our products.

Results of Operations

Three months ended April 30, 2002 compared to three months ended April 30, 2001

Total revenues increased 10.7% to $928,000 for the second quarter of fiscal 2002, compared with the corresponding period in fiscal 2001. European sales were $62,000 for the second quarter of fiscal 2002 compared to $37,000 for the same period last year. Oxyglobin was first sold into Europe in April of 2001. Domestic sales increased 8.3%, to $866,000, compared to the same period last year. This increase reflects an 8.4% increase in units shipped.

Cost of revenues increased slightly in the second quarter of fiscal 2002, to $919,000, compared to the corresponding period last year. Even though unit sales increased compared to last year, costs remained relatively unchanged due to an increase in the unabsorbed fixed manufacturing costs, incurred during the Cambridge facility expansion, allocated to cost of revenues for Oxyglobin, offset by a credit for Oxyglobin units reserved for in a prior period. Cost of revenues includes the direct costs associated with the production of Oxyglobin plus an allocation of a portion of the unabsorbed fixed costs of manufacturing. The remainder of these unabsorbed fixed costs, incurred during the Cambridge facility expansion, was allocated to research and development. The above allocations are based on current and expected production levels and annual production capacities and require the judgment of Biopure’s management.

FORM 10-Q PART I ITEM 2 PAGE 10

BIOPURE CORPORATION

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
April 30, 2002
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

Research and development expenses decreased 9.4% to $8,153,000 for the second quarter of fiscal 2002, compared to the second quarter of fiscal 2001. The decrease is primarily due to a $2,087,000 reduction in expenses for activities associated with data organization and analysis for the U.S. Phase III clinical trial of Hemopure in patients undergoing elective orthopedic surgery. This decrease in expenses during the second quarter of fiscal 2002 was partially offset by increased expenses of $929,000 in preparation for the filing of a biologic license application with the FDA, in mid-2002 (end of July), and the unabsorbed fixed manufacturing costs of $367,000, incurred during the Cambridge facility expansion, allocated to research and development.

Sales and marketing expenses, consisting of Oxyglobin expenses, decreased 7.4% to $615,000 for the second quarter of fiscal 2002. The decrease was primarily due to reductions in veterinarian educational programs designed to manage demand and ensure sufficient supply during the Cambridge manufacturing facility shutdown partially offset by increased Oxyglobin marketing expenses in Europe. Marketing expenses for Hemopure, currently classified as general and administrative expenses because there are no Hemopure revenues, are expected to be included as sales and marketing expenses when sales to South Africa begin.

General and administrative expenses decreased 52.8% to $4,129,000 for the second quarter of fiscal 2002 compared to the same period in 2001. This decrease is due primarily to non-cash charges for stock options and warrants issued to non-employees that vested fully in fiscal 2001 and for which no further charges are required. The second quarter of fiscal 2001 included an expense of $6,370,000 compared to an expense of $13,000 for the corresponding period in fiscal 2002. Before the non-cash compensation charges, expenses for the second quarter of fiscal 2002 increased $1,733,000 primarily due to increased Hemopure marketing expenses, including $1,252,000 for product shipped to South Africa for use in a pre-launch medical education program, and increased consulting expenses compared to last year.

Other income was $161,000 in the second quarter of fiscal 2002, compared to $990,000 in the second quarter of fiscal 2001. This decrease reflects the Company’s reduced cash balance and lower interest rates.

Six months ended April 30, 2002 compared to six months ended April 30, 2001

Total revenues increased 5.3% to $1,656,000 for the first six months of fiscal 2002, compared with the corresponding period in 2001. Oxyglobin sales in Europe were $127,000 for the first six months of fiscal 2002 compared to $37,000 in fiscal 2001. Oxyglobin was first sold into Europe in April of 2001. Domestic sales remained relatively unchanged for the first six months of fiscal 2002 compared to last year because the Company

FORM 10-Q PART I ITEM 2 PAGE 11

BIOPURE CORPORATION

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
April 30, 2002
(Continued)

managed its unit sales volume and product inventory during the capacity expansion and revalidation of its manufacturing facilities.

Cost of revenues increased 3.7% to $1,746,000 in the first six months of fiscal 2002 compared to the corresponding period last year due to the increased unit sales of Oxyglobin into Europe. Cost of revenues includes the direct costs associated with the production of Oxyglobin plus an allocation of a portion of the unabsorbed fixed costs of manufacturing. The remainder of these unabsorbed fixed costs was allocated to research and development. The above allocations are based on current and expected production levels and annual production capacities and require the judgment of Biopure’s management.

Research and development expenses decreased 12.0% to $15,125,000 for the first six months of fiscal 2002 compared to the corresponding period last year. The decrease is primarily due to a $3,928,000 reduction in expenses for the U.S. pivotal Phase III clinical trial of Hemopure. During the first six months of fiscal 2001, there were significant expenses for the monitoring and closing of clinical sites, for the Safety Endpoint Evaluation Committee (SEEC) and for data organization and analysis. In the first six months of fiscal 2002, expenses for other clinical trials and pre-clinical work for additional Hemopure applications also decreased by $651,000. This decrease in spending was partially offset by increased expenses of $1,311,000 in preparation for the expected filing of a biologic license application with the FDA, in mid-2002 (end of July), and the unabsorbed fixed manufacturing costs of $1,203,000, incurred during the Cambridge facility expansion, allocated to research and development.

Sales and marketing expenses decreased 16.2% to $1,078,000 for the first six months of fiscal 2002. This decrease was primarily due to reductions in veterinarian educational programs designed to manage demand and ensure sufficient supply during the Cambridge manufacturing facility expansion. Marketing expenses for Hemopure, currently classified as general and administrative expenses because there are no Hemopure revenues, are expected to be included as sales and marketing expenses when sales to South Africa begin.

General and administrative expenses were $6,734,000 for the first six months of fiscal 2002, a reduction of 43.1% compared to the same period last year. This decrease is due primarily to non-cash charges for stock options and warrants issued to non-employees that vested fully in fiscal 2001 and for which no further charges are required. The first six months of fiscal 2001 included an expense of $7,717,000 compared to a credit of $132,000 for the corresponding period in fiscal 2002. Before the non-cash compensation charges, expenses for the first six months of fiscal 2002 increased $2,757,000 primarily due to increased Hemopure marketing expenses, including $1,252,000 for product shipped to South Africa for use in a pre-launch medical education program, and increased information technology, consulting and occupancy expenses compared to last year.

Other income was $611,000 in the first six months of fiscal 2002, compared to $2,306,000 in the first six months of fiscal 2001. This decrease reflects the Company’s reduced cash balance and lower interest rates. Included in other income for the first six months of 2002 is $238,000 received as a contingent payment for a 1998 intellectual property transfer not related to Hemopure or Oxyglobin.

Liquidity and Capital Resources

At April 30, 2002, we had $40,943,000 in cash and cash equivalents including $26,935,000 raised through the sales of equity in the first six months of fiscal 2002. On May 9, 2002, we realized an additional $4,800,000 in

FORM 10-Q PART I ITEM 2 PAGE 12

BIOPURE CORPORATION

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
April 30, 2002
(Continued)

net proceeds from sales of common stock. Based on our current operating plan we require approximately $19,500,000 for the last six months of fiscal 2002 to support our applications to the FDA and the European regulatory authorities for marketing approval of Hemopure, the startup and ramp up of production of Hemopure and Oxyglobin at our expanded Cambridge manufacturing facility, the additional spending for detailed engineering for the South Carolina manufacturing facility discussed below, sales of Hemopure to South Africa and sales of Oxyglobin. The cash on hand on April 30, 2002 and the additional funds raised in May are expected to fund operations into the third quarter of fiscal 2003 per the Company’s current operating plan.

Expenditures, including additional personnel and other costs for research and clinical development of additional indications for Hemopure and most expenditures in preparation for marketing and sales of Hemopure in the United States, will be deferred until sufficient funds, in addition to those on hand, are available. Should management’s plans not develop as anticipated, the Company will restrict certain of its planned activities and operations, as necessary, to sustain operations and conserve cash resources. Our cash requirements and our forecast of the period of time through which our financial resources would be adequate to support our operations may vary significantly from current projections and actual results may vary.

In December 2001, the Company signed an amended letter of intent for the construction and financing of a new 500,000 unit Hemopure plant in South Carolina expected to cost $120,000,000. During fiscal 2001, we paid $10,000,000, Biopure’s contribution to the cost of the facility, into an escrow account to fund certain initial expenditures related to the construction of the new facility. Under the proposed agreement for the construction and financing of the new plant, the $10,000,000 in project cost funded by Biopure is expected to be refunded upon receipt of FDA approval for Hemopure. The $10,000,000 has been accounted for as a deposit in long-term assets. If FDA approval is not received, the $10,000,000 deposit will not be returned to the Company and will be treated as a capital expenditure, and as a capital expenditure will be subject to immediate impairment review pursuant to SFAS No. 121 (and SFAS 144, when applicable). As of April 30, 2002, $9,425,000 has been included in property, plant and equipment and long term debt reflecting expenses to date for the engineering of the facility paid from the escrow. The Company expects to spend up to an additional $2,100,000 for detailed engineering work, including shop drawings for major equipment and steel fabrication, to maintain the timeline for a validated, FDA-approved plant and profitability in fiscal 2005.

Biopure is a party to a $75,000,000 equity line stock purchase agreement with Société Générale. Under this agreement, Biopure has the option of drawing up to a balance of $67,750,000 until June 2003, subject to certain limitations, in exchange for the issuance of Biopure common stock. The primary limitation on use of the line is a minimum trading price for our common stock of $13 per share, unless waived. The Company is under no obligation to draw down funds, and as of May 31, 2002, had drawn $7,250,000, all in fiscal 2002, under this agreement. The Company is currently unable to raise funds through this agreement because its recent stock prices have been below the minimum price specified in the agreement.

We plan to spend approximately $2,000,000 in the balance of fiscal 2002 and approximately $5,000,000 in fiscal 2003 on capital projects for our existing facilities. The fiscal 2002 planned expenditures are included in the cash requirements for fiscal 2002 identified above.

FORM 10-Q PART I ITEM 2 PAGE 13

BIOPURE CORPORATION

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
April 30, 2002
(Continued)

We plan to continue financing our operations, until we are profitable, through sales of securities, bank borrowings and leasing arrangements. On March 11, 2002, we filed a $30,000,000 common stock shelf registration statement with the SEC to facilitate future financings. On April 23, 2002, the Company raised net proceeds of $19,685,000 from an offering of these registered shares. We realized an additional $4,800,000 in net proceeds from another offering of these registered shares on May 9, 2002. The Company may sell additional shares under this shelf registration. We will also explore licensing and partnering arrangements where appropriate. We have not been profitable since inception and had an accumulated deficit of $358,264,000 as of April 30, 2002. We will continue to generate losses for the next several years.

As of October 31, 2001, we had net operating loss carryforwards of approximately $195,100,000 to offset future federal and state taxable income through 2021. Due to the degree of uncertainty related to the ultimate realization of such prior losses, no benefit has been recognized in our financial statements as of April 30, 2002. Utilization of such losses in future years may be limited under the change of stock ownership rules of the Internal Revenue Service.

Quantitative and Qualitative Disclosure About Market Risk

The Company currently does not have any foreign currency exchange risks, with the exception of negligible exchange fluctuations associated with expenses for regulatory activities outside of the United States. Biopure sells Oxyglobin to its European distributors and plans to sell Hemopure to its South African distributor in 2002 in U.S. dollars. The customers bear the risk of foreign currency exchange fluctuation. Dramatic fluctuations in exchange rates could result in either increases or decreases in unit sales as the effective unit price to the customer varies. The Company invests its cash and cash equivalents in high-grade commercial paper and money market funds. These investments are subject to interest rate risk. However, due to the nature of the Company’s short-term investments, it believes that the financial market risk exposure is not material.

FORM 10-Q PART II ITEM 1-6 PAGE 14

BIOPURE CORPORATION
Part II — Other Information
April 30, 2002

Item 1.  Legal Proceedings

The description of legal proceedings set forth in note 7 to the financial statements in this report is incorporated herein by reference.

Item 2.  Changes in Securities and Use of Proceeds

On April 23, 2002, the Company issued warrants to purchase 65,000 shares of class A common stock to Shoreline Pacific, LLC. On May 9, 2002 the Company issued warrants to purchase 20,700 shares of class A common stock to DP Securities, Inc. The warrants were issued in consideration of services rendered in the public sale by the Company of 3,456,665 shares of class A common stock. The warrants are exercisable for three years beginning on the first anniversary of their issuance. The Company relied on the exemption in Section 4(2) of the Securities Act of 1933.

Item 4.  Submission of Matters to a Vote of Security Holders

(a)	The Company held its 2002 annual meeting on April 3, 2002.

(b)	David N. Judelson, Carl W. Rausch and Charles A. Sanders, M.D., were elected as directors at the meeting. The other directors whose terms of office continued after the meeting are J. Richard Crout, M.D., Daniel P. Harrington, C. Everett Koop, M.D. and Paul A. Looney.

(c)	The shares voted were:

	For	Withheld

David N. Judelson	22,754,682	224,190
Carl W. Rausch	22,748,067	230,805
Charles A. Sanders, M.D.	22,803,300	175,572

(d)	The 2002 Omnibus Securities and Incentive Plan was approved and the shares voted were as follows:

For	Against	Abstain

21,056,071	980,378	942,423

There were no broker held nonvoted shares represented at the meeting.

Item 6.  Exhibits and Reports on Form 8-K

(a)	The exhibits are listed in the accompanying Exhibit Index.

(b)	A report on Form 8-K, amended by a report on Form 8-K/A, was filed on March 13, 2002.

(c)	A report on Form 8-K was filed on April 26, 2002.

FORM 10-Q PART II PAGE 15

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOPURE CORPORATION

Date: June 14, 2002	By:	/s/ Francis H. Murphy Francis H. Murphy Duly authorized officer of the Registrant and Chief Financial Officer

EXHIBIT INDEX

Number	Description

10.1	2002 Omnibus Securities and Incentive Plan
10.2	Placement agency agreement dated as of May 1, 2002, between Biopure Corporation and DP Securities, Inc.
10.3	Placement Agent’s Warrant, dated May 9, 2002, delivered to DP Securities, Inc.
15	Acknowledgement Letter of Ernst & Young LLP
99	Risk Factors