Form 10-Q
period 2003-01-31
BIOPURE CORP
filed 2003-03-17
CIK 815508

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       January 31, 2003

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

The number of shares outstanding of each of the issuer’s classes of common stock as of February 28, 2003 was:

Class A Common Stock, $.01 par value	30,875,563
Class B Common Stock, $1.00 par value	117.7

Part 1-Financial Informations
Item 1-Financial Statements Unaudited
Condensed Consolidated Balance Sheets
Condensed Consolidated Statements of Operations
Condensed Consolidated Statements of Cash Flows
Notes to Condensed Consolidated Financial Statements
Item 2- Management’s Discussion and Analysis of Financial Condition and Results of Operations
Quantitative and Qualitative Disclosure About Market Risk
Controls and Procedures
Part II — Other Information
Item 2. Changes in Securities and Use of Proceeds
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATIONS
EXHIBIT INDEX
EX-10 EMPLOYMENT AGREEMENT - RON RICHARDS
EX-15 ACKNOWLEDGEMENT OF ERNST & YOUNG LLP
EX-99.1 CERTIFICATION - MOORE
EX-99.2 CERTIFICATION - RICHARDS

BIOPURE CORPORATION

INDEX TO FORM 10-Q

Page

Part I — Financial Information:

Item 1 - Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets at January 31, 2003 and October 31, 2002	1
Condensed Consolidated Statements of Operations for the quarters ended January 31, 2003 and January 31, 2002	2
Condensed Consolidated Statements of Cash Flows for the three months ended January 31, 2003 and January 31, 2002	3
Notes to Condensed Consolidated Financial Statements	4
Independent Accountants’ Review Report	7

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3 - Quantitative and Qualitative Disclosure of Market Risk	25

Item 4 - Controls and Procedures	26

Part II — Other Information:

Item 2 –Changes in Securities and Use of Proceeds	27

Item 6 – Exhibits and Reports on Form 8-K	27

Signatures	28

Exhibit Index

Biopure®, Hemopure® and Oxyglobin® are registered trademarks of Biopure Corporation.

FORM 10-Q PART 1 ITEM 1 PAGE 1

BIOPURE CORPORATION

Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

Assets:	January 31, 2003	October 31, 2002

Current assets:
Cash and cash equivalents	$9,470	$19,710
Accounts receivable, net	21	89
Inventories, net	8,403	8,028
Other current assets	841	709

Total current assets	18,735	28,536
Property, plant and equipment, net	38,199	38,769
Other assets	10,984	10,972

Total assets	$67,918	$78,277

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$1,093	$2,163
Accrued expenses	3,942	4,026

Total current liabilities	5,035	6,189
Long-term debt	9,847	9,847
Deferred compensation	184	184

Total long-term liabilities	10,031	10,031
Stockholders’ equity:
Preferred stock, $0.01 par value, 30,000,000 shares authorized, no shares outstanding	—	—
Common stock:
Class A, $0.01 par value, 100,000,000 shares authorized, 30,875,563 shares outstanding at January 31, 2003 and 30,353,370 at October 31, 2002	309	304
Class B, $1.00 par value, 179 shares authorized, 117.7 shares outstanding	—	—
Capital in excess of par value	420,938	419,065
Contributed capital	24,574	24,574
Notes receivable	(256)	(255)
Accumulated deficit	(392,713)	(381,631)

Total stockholders’ equity	52,852	62,057

Total liabilities and stockholders’ equity	$67,918	$78,277

Note: The balance sheet at October 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes.

FORM 10-Q PART 1 ITEM 1 PAGE 2

BIOPURE CORPORATION

Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended

	January 31, 2003	January 31, 2002

Revenues:
Oxyglobin	$21	$728

Total revenues	21	728
Cost of revenues	4,848	827

Gross loss	(4,827)	(99)
Operating expenses:
Research and development	2,546	6,972
Sales and marketing	1,016	463
General and administrative	2,727	2,605

Total operating expenses	6,289	10,040

Loss from operations	(11,116)	(10,139)
Other income, net	34	450

Net loss	$(11,082)	$(9,689)

Per share data:
Basic and diluted net loss per common share	$(0.36)	$(0.38)

Weighted-average shares used in computing basic and diluted net loss per common share	30,535	25,401

See accompanying notes.

FORM 10-Q PART 1 ITEM 1 PAGE 3

BIOPURE CORPORATION

Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended

	January 31, 2003	January 31, 2002

Operating activities:
Net loss	$(11,082)	$(9,689)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,326	1,009
Equity compensation	(7)	(145)
Deferred compensation	—	18
Accrued interest on stockholders’ notes receivable	(1)	(18)
Changes in assets and liabilities:
Accounts receivable	68	265
Inventories	(375)	730
Other current assets	(132)	72
Accounts payable	(1,070)	(501)
Accrued expenses	(84)	32

Net cash used in operating activities	(11,357)	(8,227)
Investing activities:
Purchase of property, plant and equipment	(742)	(1,843)
Other assets	(26)	(1)

Net cash used in investing activities	(768)	(1,844)
Financing activities:
Net proceeds from sale of common stock	1,885	7,250
Payment of notes receivable from stockholders	—	80
Proceeds from exercise of options and warrants	—	41

Net cash provided by financing activities	1,885	7,371
Net decrease in cash and cash equivalents	(10,240)	(2,700)
Cash and cash equivalents at beginning of period	19,710	36,089

Cash and cash equivalents at end of period	$9,470	$33,389

Non-cash transactions:
New facility construction financed through capital lease (classified as long-term debt)	$—	$3,159

See accompanying notes.

FORM 10-Q PART 1 ITEM 1 PAGE 4

BIOPURE CORPORATION

Notes to Condensed Consolidated Financial Statements
January 31, 2003
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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended January 31, 2003 are not necessarily indicative of the results that may be expected for the year ending October 31, 2003.

The Company has financed operations from inception primarily through sales of equity securities, development and license agreement payments, interest income and debt. The Company has not been profitable since inception and had an accumulated deficit of $392,713,000 as of January 31, 2003. Management expects that the Company will continue to generate losses from operations for the next several years. The Company is exploring opportunities to raise capital through sales of securities and joint venture, leasing or licensing arrangements, but the Company cannot assure that sufficient funds will be available to it on terms that the Company deems acceptable, if they are available at all.

At January 31, 2003, the Company had $9,470,000 in cash and cash equivalents. Management expects our cash position to fund operations through the beginning of April 2003 per our current operating plan.

2. Net Loss per Share

Basic net loss per common share is computed based on the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is computed based upon the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of shares issuable upon the conversion of preferred stock outstanding and the exercise of common stock options and warrants determined based upon the average market price of common stock for the period. Since the Company has a net loss for all periods presented, the effect of all potentially dilutive securities is antidilutive. Accordingly, basic and diluted net loss per share are the same.

3. Inventories

Inventories are valued at the lower of cost (determined using the first-in, first-out method) or market. Inventories were as follows:

	January 31, 2003	October 31, 2002

In thousands
Raw materials	$1,961	$2,122
Work-in-process	567	676
Finished goods-Oxyglobin	2,045	1,992
Finished goods-Hemopure	3,830	3,238

	$8,403	$8,028

FORM 10-Q PART I ITEM 1 PAGE 5

BIOPURE CORPORATION

Notes to Condensed Consolidated Financial Statements
January 31, 2003
(Unaudited)
(Continued)

4. Accrued Expenses

Accrued expenses consisted of the following:

	January 31, 2003	October 31, 2002

In thousands
Accrued payroll and related expenses	$853	$562
Accrued vacation	598	651
Accrued legal and audit fees	226	301
South Carolina Project	—	551
Other	2,265	1,961

	$3,942	$4,026

5. Commitment

In December 2001, the Company signed an amended letter of intent with Sumter Realty Group, LLC for the construction and financing of a manufacturing plant in South Carolina, which is designed to produce 500,000 Hemopure units per year and expected to cost approximately $120,000,000. Sumter Realty Group, LLC has accepted a letter of commitment from a potential investor for the full $120,000,000 required to finance construction of the new manufacturing facility in South Carolina. In December 2002, Biopure signed a lease agreement, which was amended in March 2003, with Sumter Realty Group, LLC (as amended, the Lease). In addition, the Company also expects to issue to the potential investor a warrant to purchase up to 2,500,000 shares of Class A Common Stock at $0.01 per share, exercisable five years from the start of construction and is committed to pay a finder’s fee, of approximately 2 percent of the net amount financed, to CB Richard Ellis, a real estate consulting firm, when financing for the facility is completed. Under the terms of the Lease, minimum lease payments will start at substantial completion of the facility, which the Company expects to be in the beginning of fiscal 2005. The annual lease payments will be $13,750,000 per year for the first two years and $17,158,000 per year for the balance of the 25-year term. At the conclusion of the 25-year term, the Company will own the facility. The terms of the Lease are subject to financial closing and construction by April 1, 2003. The Company can cancel the lease if the definitive financing documentation is not acceptable or, until April 24, 2003, based on the outcome of continuing site assessment. The lease will be void if the financing is not completed. Subject to diligence and definitive documentation, closing and start of construction could occur in spring 2003.

As of January 31, 2003, $13,287,000 has been included in property, plant and equipment and $9,847,000 in long-term debt reflecting expenses to date for the engineering and design costs of the planned manufacturing facility in Sumter, S.C. Through the first fiscal quarter of 2003, the Company incurred an additional $530,000 of costs for detailed engineering work, including shop drawings for major equipment and steel fabrication, to maintain the timeline for a validated, FDA-approved plant in fiscal 2005. The total $13,440,000 of expenditures by the Company will be returned as described below.

FORM 10-Q PART I ITEM 1 PAGE 6

BIOPURE CORPORATION

Notes to Condensed Consolidated Financial Statements
January 31, 2003
(Unaudited)
(Continued)

During fiscal 2001, we paid $10,000,000, Biopure’s initial contribution to the cost of the facility, into an escrow account to fund certain initial expenditures related to the construction of the new facility. Under the proposed agreement for the construction and financing of the new plant, the $10,000,000 in project cost funded by Biopure is expected to be refunded within twelve months of FDA approval for Hemopure and if a final lease agreement has been executed. The $10,000,000 has been accounted for as a deposit in long-term assets as of January 31, 2003. If FDA approval is not received, the $10,000,000 deposit will not be returned to the Company and will be treated as a capital expenditure, and as a capital expenditure will be subject to immediate impairment review pursuant to SFAS No. 144. Under the terms of the Lease, Sumter Realty Group, LLC will refund the $3,440,000 of additional spending by the Company in fiscal 2003 once financing is completed.

6. Financing Activities

On December 31, 2002, the Company raised $1,885,000 in net proceeds from the sale of 522,193 shares of its Class A Common Stock at a price of $3.83 per share and issued warrants to acquire 522,193 shares of its Class A Common Stock at an exercise price of $4.84 per share to an investor.

Biopure is a party to a $75,000,000 equity line stock purchase agreement with Société Générale. Under this agreement, Biopure would have the option of drawing up to $3,000,000 in five-day drawdown periods (approximately $12,000,000 per month) until June 2003, subject to certain limitations, in exchange for the issuance of Biopure common stock. The primary limitation on use of the line is a minimum trading price for our common stock of $13 per share. The Company has been unable to raise funds through this agreement because its stock prices have been below the minimum price specified. If the Company is unable to draw down $10,750,000 of additional funds under this agreement the Company will be subject to a penalty.

FORM 10-Q PART I ITEM 1 PAGE 7

BIOPURE CORPORATION

Independent Accountants’ Review Report

The Board of Directors
Biopure Corporation

We have reviewed the accompanying condensed consolidated balance sheet of Biopure Corporation (the Company) as of January 31, 2003, and the related condensed consolidated statements of operations, and the condensed consolidated statements of cash flows for the three-month periods ended January 31, 2003 and 2002. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of the Company as of October 31, 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended, not presented herein, and in our report dated December 9, 2002 (except for Note 12, as to which the date is December 31, 2002), we expressed an unqualified opinion, which included a going concern modification, on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of October 31, 2002, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Boston, Massachusetts
March 13, 2003

FORM 10-Q PART I ITEM 1 PAGE 8

BIOPURE CORPORATION

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
January 31, 2003

Cautionary Statement Regarding Forward-Looking Information

The following discussion of our financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and the related Notes included elsewhere in this report. Except for strictly historical information contained herein, matters discussed in this report constitute forward-looking statements. When used herein, the words “expects,” “estimates,” “intends,” “plans,” “should,” “anticipates” and similar expressions are intended to identify such forward-looking statements. Actual results could differ materially from those set forth in the forward-looking statements. There can be no assurance that Biopure will be able to commercially develop Hemopure, that necessary regulatory approvals will be obtained, that anticipated milestones will be met in the expected timetable, that any clinical trials will be successful, or that any approved product will attain market acceptance and be manufactured and sold in the quantities anticipated. Actual results may differ from those projected in forward-looking statements due to risks and uncertainties that exist in the Company’s operations and business environment. These risks include, without limitation, the availability of sufficient financing to support operations, the Company’s stage of product development, history of operating losses, accumulating deficits, and uncertainties and possible delays related to clinical trials and regulatory approvals, possible healthcare reform, manufacturing capability, market acceptance and competition. In light of the substantial risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this report should not be regarded as representations by the Company that the objectives or plans of the Company will be achieved. The Company undertakes no obligation to release publicly the results of revisions to these forward-looking statements to reflect events or circumstances after the date hereof. Reference is made in particular to the risk factors and the discussions set forth below in this report under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Overview

Biopure is a leading developer, manufacturer and supplier of pharmaceuticals called oxygen therapeutics. Using our patented and proprietary technology, we have developed and manufacture two products. Hemopure is a first-in-class product for human use that is approved in South Africa for the treatment of acutely anemic surgical patients as an alternative to red blood cell transfusion. On July 31, 2002, we submitted a biologic license application (BLA) to the FDA seeking regulatory approval to market Hemopure in the United States for a similar indication in patients undergoing orthopedic surgery. The FDA has accepted and is reviewing this application. We are also developing Hemopure for potential use in trauma and other medical applications. Our veterinary product, Oxyglobin, is the only product of its kind approved in the United States and the European Union, where it is indicated for the treatment of anemia in dogs.

During 2002 we completed the expansion of our existing manufacturing facilities, and in December 2002 we signed a lease for a proposed manufacturing facility that, when constructed, will further expand the Company’s production capacity.

Since inception, we have devoted substantially all of our resources to our research and development programs and manufacturing. We have been dependent upon funding from debt and equity financings, strategic alliances and interest income. We have not been profitable since inception and had an accumulated deficit of $392,713,000 as of January 31, 2003. We expect to incur additional operating losses over the next several years in connection with clinical trials, preparation of a marketing application for Hemopure in Europe and other markets and pre-marketing expenditures for Hemopure. We began generating revenue from the sale of Oxyglobin in fiscal 1998.

FORM 10-Q PART I ITEM 1 PAGE 9

BIOPURE CORPORATION

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
January 31, 2003
(continued)

We believe our cash and cash equivalents, as of January 31, 2003, are sufficient to fund our fiscal 2003 operating plan through the beginning of April 2003. Under this plan, our operations for the balance of fiscal 2003 will be to attain production of Hemopure and Oxyglobin at full capacity at our manufacturing facility in Cambridge, Massachusetts, continue market development for Hemopure, support sales and marketing expenses for Oxyglobin in the United States and Europe and continue clinical development for additional Hemopure indications. Additional expenditures not included in our fiscal 2003 operating plan, including the costs of increasing personnel and clinical development of additional indications for Hemopure, will be deferred until sufficient funds, in addition to those on hand, are available. Because the Company’s funds on hand at January 27, 2003 and forecast sales are not sufficient to fund our plan into fiscal 2004, the audit report of Ernst & Young LLP, the Company’s independent auditor, on our fiscal 2002 financial statements includes a going concern modification. In order for us to remain a going concern we will require significant funding. We are exploring opportunities to raise capital through equity offerings, the issuance of debt securities, strategic alliances and other financing vehicles.

Critical Accounting Policies

The Company’s significant accounting policies are described in the Notes to the Consolidated Financial Statements, as disclosed in our Form 10-K for the fiscal year ended October 31, 2002. The application of our critical accounting policies is particularly important to the portrayal of the Company’s financial position and results of operations. These critical accounting policies require the Company to make subjective judgements in determining estimates about the effect of matters that are inherently uncertain. The following critical accounting policies meet these characteristics and are considered most significant:

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

Long-Lived Assets

SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Our investments in property and equipment, including construction in progress and the new facility construction; real property license rights related to the source, supply and initial processing of our major raw material; and the asset related to the planned South Carolina manufacturing facility costs are the principal long-lived assets that could be subject to such a review. The events or changes in circumstances, among others, that may result in an impairment of these assets are a significant delay in U.S. regulatory approval for our human product, a change in the source of supply of the major raw material, the inability to obtain financing for the South Carolina facility, or lack of adequate demand for our products. In the event of an impairment, the Company would write down the asset to the fair market value, thereby incurring a charge to the statement of operations. Management believes that no such indicators of impairment of its long-lived assets existed at January 31, 2003.

FORM 10-Q PART I ITEM 2 PAGE 10

BIOPURE CORPORATION

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
January 31, 2003
(Continued)

Revenue Recognition

The Company recognizes revenue from sales of Oxyglobin upon shipment provided that there is evidence of an agreement, there are no uncertainties surrounding acceptance, collectibility is probable, the price is fixed and only perfunctory company obligations, if any, included in the arrangement remain to be completed. The Company sells Oxyglobin to veterinarians in the United States through veterinary product distributors, who purchase product for immediate and direct resale to veterinary practices. The Company sells Oxyglobin to a distributor in the United Kingdom, which sells product in selected European countries through local veterinary distributors in Germany, France and the UK. Collectibility is reasonably assured once pricing arrangements are established, as these agreements establish the distributor’s intent to pay. Sales of Hemopure to South Africa are expected to begin in fiscal 2003 and also will be through an importer/distributor. The Company’s customers do not have a right to return product. The Company and its distributors have an ongoing business relationship, and the Company monitors creditworthiness on a regular basis. The Company believes collectibility of product revenues is reasonably assured at the time of sale.

Research and Development

Since its founding in 1984, Biopure has been primarily a research and development company focused on developing Hemopure, our oxygen therapeutic for human use, and obtaining regulatory approval in the United States. Our research and development expenses have been devoted to basic research, product development, process development, pre-clinical studies, clinical trials and filing a BLA with the FDA. In addition, our development expenses historically have included the design, construction, validation and maintenance of a large-scale pilot manufacturing plant. The existing pilot plant was completed in 1995.

Such a facility is a necessary part of developing a product like Hemopure. Hemopure is classified by the FDA as a biologic, because it is made from animal-source material. Unlike drugs that are chemical compounds, biologics are defined by their manufacturing process as well as composition. Any small change in the manufacturing process could be considered, under FDA regulations, to produce an altered, possibly different product. Therefore, demonstration of manufacturing capability in greater than laboratory scale is necessary for an application for regulatory approval of a biologic to be accepted for review. This requirement results in high manufacturing research and development costs in the development of a biologic.

The only product made in our plant prior to 1998 was product for use in pre-clinical and clinical trials. As an offshoot of the research and development for Hemopure, Oxyglobin, a similar product, gained approval for veterinary use in 1998. This product was then produced for sale in the pilot manufacturing plant built and maintained for the development of Hemopure. Consequently, costs of production of Oxyglobin for sale and an allocation of overhead based on capacity used for Oxyglobin are charged to inventory and to cost of revenues. The remaining costs of the pilot plant continued to be included in research and development expenses through April 2002.

FORM 10-Q PART I ITEM 2 PAGE 11

BIOPURE CORPORATION

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
January 31, 2003
(Continued)

Beginning in May 2002, when we began to make Hemopure for sale under our regulatory approval in South Africa, Biopure considered the primary function of the pilot plant to have changed from support of the development of Hemopure to production of goods for sale. Since then, all costs of maintaining and operating the pilot plant have been charged to inventory and cost of revenues. Any actual future use of the facility for research and development activities will be expensed as such; in addition, clinical trial materials taken from inventory for use in research and development are charged to research and development.

Results of Operations

Three months ended January 31, 2003 compared to three months ended January 31, 2002

Total revenues, consisting entirely of Oxyglobin sales, were $21,000 for the first quarter of fiscal 2003, compared with $728,000 for the corresponding period in 2002. These sales revenues for Oxyglobin, our veterinary product, decreased because we could not ship product produced at our manufacturing facilities that were expanded in fiscal 2002 until the U.S. Food and Drug Administration (FDA) completed its review of the validation data for the expanded facilities. In February 2003, we received FDA approval to resume Oxyglobin shipments and filled the majority of backorders by shipping approximately 10,000 units, or approximately $1,100,000 in revenue.

Cost of revenues was $4,848,000 for the first quarter of fiscal 2003, compared to $827,000 for the corresponding period in 2002. Cost of revenues for the first quarter of 2003 represents unabsorbed fixed manufacturing costs. Prior to expanding our manufacturing facilities, we charged unabsorbed fixed manufacturing costs to research and development. In the first quarter of fiscal 2002, we incurred $3,679,000 in unabsorbed fixed manufacturing costs. When production resumed in mid 2002 following the plant expansions, we began manufacturing Hemopure, our product for human use, for future sale and began charging unabsorbed fixed manufacturing costs attributable to the production of Hemopure to cost of revenues or inventory rather than to research and development.

Research and development expenses include product and process development and engineering, pre-clinical studies, clinical trials, clinical trial materials and, through May 2002, an allocation of unabsorbed fixed costs of manufacturing. Our research and development expenses have continued to be primarily for our one major project — the final phases of Hemopure development for use in patients undergoing surgery.

The completed Phase III orthopedic surgery trial cost approximately $37,000,000 over the four years from protocol development to final report. These trial costs include costs incurred at nearly 50 hospitals, trial site monitoring, data management, regulatory consulting, statistical analysis, medical writing and clinical materials and supplies as well as Company personnel engaged in these activities. Costs incurred in filing the BLA include Company personnel and payments to third parties for manufacturing process documentation, medical consultants, regulatory consultants, integrating the safety and efficacy data bases for all clinical trials and pre-clinical studies. Research and development expenses continue to include amounts for support of the BLA review process including responding to FDA inquiries, preparing for and participating in FDA inspections of facilities and documentation and preparing for a possible FDA Advisory Panel presentation. These BLA support costs were $2,232,000 for the first fiscal quarter of 2003 and are expected to continue at approximately the same level until

FORM 10-Q PART I ITEM 2 PAGE 12

BIOPURE CORPORATION

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
January 31, 2003
(Continued)

the middle of this calendar year, when the Company is hopeful that it will receive action by the FDA on the BLA. If the FDA grants a marketing license for Hemopure’s use in surgery at that time, this major project will be substantially complete. However, any FDA action could consist of requests for additional information, including additional clinical trials. Consequently, further expenditures on this major project, if any, after an FDA response cannot be estimated until we receive the response.

If the FDA were to grant marketing approval for Hemopure this calendar year, we anticipate that we would have material revenues from this project in fiscal 2004. We do not anticipate that we will attain profitability, however, until we are able to increase our manufacturing capacity. There are substantial risks and uncertainties relating to whether and when we will obtain FDA approval for Hemopure, the timing of the construction of additional capacity and other factors that may affect our ability to generate a profit from our research and development of Hemopure.

Research and development expenses were $2,546,000 for the first quarter of fiscal 2003, compared to $6,972,000 for the same period in 2002. Of the first quarter of fiscal 2003 expenses, $2,232,000 were for BLA support costs and the balance for various expenditures not allocable to any major project. In the corresponding quarter of fiscal 2002, expenditures included $2,726,000 in preparation of filing our BLA, $450,000 for data organization and analysis for the Phase III orthopedic surgery trial of Hemopure and $3,679,000 in unabsorbed fixed manufacturing costs.

Sales and marketing expenses were $1,016,000 for the first quarter of fiscal 2003, compared to $463,000 for the same period in 2002. This increase is because when we began producing Hemopure for future sale in mid 2002, we began efforts to sell and market Hemopure and, consequently, began to classify such costs to sales and marketing as opposed to general and administrative expenses, where they had been charged historically. Hemopure-related sales and marketing expenses were $659,000 for the first quarter of fiscal 2003. These expenses are due to marketing and educational activities in preparation for product sales. Oxyglobin-related sales and marketing expenses were $357,000 for the first quarter of fiscal 2003, compared to $463,000 for the same period in 2002. This decrease was due to the postponement of certain sales activities until product shipments resumed.

General and administrative expenses were $2,727,000 for the first quarter of fiscal 2003, compared to $2,605,000 for the same period in 2002. Higher insurance premiums and compensation and consulting expenses caused a $453,000 increase in general and administrative expenses. However, general and administrative expenses overall did not increase significantly because marketing expenditures for Hemopure were charged to sales and marketing in 2003, while pre-marketing expenses for Hemopure of $331,000 were charged to general and administrative expenses in 2002.

Other income was $34,000 in the first quarter of fiscal 2003, compared to $450,000 in the first quarter of fiscal 2002. This decrease reflects the Company’s reduced cash balance and lower interest rates. Included in other income for the first quarter of 2002 is $238,000 that we received as a contingent payment for a 1998 transfer of intellectual property not related to Hemopure or Oxyglobin.

FORM 10-Q PART I ITEM 2 PAGE 13

BIOPURE CORPORATION

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
January 31, 2003
(Continued)

Liquidity and Capital Resources

At January 31, 2003, we had $9,470,000 in cash and cash equivalents including $1,885,000 we raised in net proceeds from the sale of equity in the first quarter of fiscal 2003, as discussed below. In order to fund our planned operations through January 31, 2004, the end of the first quarter of our 2004 fiscal year, we estimate that we will need to raise approximately $45,500,000 to attain production of Hemopure and Oxyglobin at full capacity at our expanded Cambridge manufacturing facility, continue market development for Hemopure, support sales and marketing expenses for Oxyglobin in the United States and Europe and continue clinical development for additional Hemopure indications. We believe our cash and cash equivalents at January 31, 2003 are sufficient to fund operations according to our fiscal 2003 operating plan through the beginning of April 2003. Because the Company’s funds on hand at October 31, 2002 and forecast sales were not sufficient to fund its plan into fiscal 2004, the audit report of Ernst & Young LLP, the Company’s independent auditor, on our fiscal 2002 financial statements includes a going concern modification. In order for us to remain a going concern we will require significant funding. We are exploring opportunities to raise capital through equity offerings, the issuance of debt securities, strategic alliances and other financing vehicles. However, additional financing or strategic alliances may not be available when needed, or, if available, may not be on favorable terms.

On December 31, 2002, we raised $1,885,000 in net proceeds from the sale of our Class A Common Stock in a private placement.

In December 2001, the Company signed an amended letter of intent with Sumter Realty Group, LLC for the construction and financing of a manufacturing plant in South Carolina, which is designed to produce 500,000 Hemopure units per year and expected to cost approximately $120,000,000. Sumter Realty Group, LLC has accepted a letter of commitment from a potential investor for the full $120,000,000 required to finance construction of the new manufacturing facility in South Carolina. In December 2002, Biopure signed a lease agreement, which was amended in March 2003, with Sumter Realty Group, LLC (as amended, the Lease). In addition, the Company also expects to issue to the potential investor a warrant to purchase up to 2,500,000 shares of Class A Common Stock at $0.01 per share, exercisable five years from the start of construction and is committed to pay a finder’s fee, of approximately 2 percent of the net amount financed, to CB Richard Ellis, a real estate consulting firm, when financing for the facility is completed. Under the terms of the Lease, minimum lease payments will start at substantial completion of the facility, which the Company expects to be in the beginning of fiscal 2005. The annual lease payments will be $13,750,000 per year for the first two years and $17,158,000 per year for the balance of the 25-year term. At the conclusion of the 25-year term, the Company will own the facility. The terms of the Lease are subject to financial closing and construction by April 1, 2003. The Company can cancel the lease if the definitive financing documentation is not acceptable or, until April 24, 2003, based on the outcome of continuing site assessment. The lease will be void if the financing is not completed. Subject to diligence and definitive documentation, closing and start of construction could occur in spring 2003.

FORM 10-Q PART I ITEM 2 PAGE 14

BIOPURE CORPORATION

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
January 31, 2003
(Continued)

As of January 31, 2003, $13,287,000 has been included in property, plant and equipment and $9,847,000 in long-term debt reflecting expenses to date for the engineering and design costs of the planned manufacturing facility in Sumter, S.C. Through the first fiscal quarter of 2003, the Company incurred an additional $530,000 of costs for detailed engineering work, including shop drawings for major equipment and steel fabrication, to maintain the timeline for a validated, FDA-approved plant in fiscal 2005. The total $13,440,000 of expenditures by the Company will be returned as described below.

During fiscal 2001, we paid $10,000,000, Biopure’s initial contribution to the cost of the facility, into an escrow account to fund certain initial expenditures related to the construction of the new facility. Under the proposed agreement for the construction and financing of the new plant, the $10,000,000 in project cost funded by Biopure is expected to be refunded within twelve months of FDA approval for Hemopure and if a final lease agreement has been executed. The $10,000,000 has been accounted for as a deposit in long-term assets as of January 31, 2003. If FDA approval is not received, the $10,000,000 deposit will not be returned to the Company and will be treated as a capital expenditure, and as a capital expenditure will be subject to immediate impairment review pursuant to SFAS No. 144. Under the terms of the Lease, Sumter Realty Group, LLC will refund the $3,440,000 of additional spending by the Company in fiscal 2003 once financing is completed.

Biopure is a party to a $75,000,000 equity line stock purchase agreement with Societe Generale. Under this agreement, Biopure would have the option of drawing up to $3,000,000 in five-day drawdown periods (approximately $12,000,000 per month) until June 2003, subject to certain limitations, in exchange for the issuance of Biopure common stock. The primary limitation on use of the line is a minimum trading price for our common stock of $13 per share. The Company has been unable to raise funds through this agreement because its stock prices have been below the minimum price specified. If the Company is unable to draw down $10,750,000 of additional funds under this agreement the Company will be subject to a penalty.

We expect to continue financing our operations, until we are profitable, through sales of securities and joint venture, leasing or licensing arrangements. We will also explore licensing and partnering arrangements where appropriate. We have not been profitable since inception and had an accumulated deficit of $392,713,000 as of January 31, 2003. We will continue to generate losses for the next several years.

We plan to spend approximately $5,000,000 in fiscal 2003 and fiscal 2004 on capital projects for our existing facilities. The fiscal 2003 planned expenditures of $2,700,000 are included in the cash requirements identified above.

As of October 31, 2002, we had net operating loss carryforwards of approximately $225,600,000 to offset future federal and state taxable income through 2022. Due to the degree of uncertainty related to the ultimate realization of such prior losses, no benefit has been recognized in our financial statements as of January 31, 2003. Utilization of such losses in future years may be limited under the change of stock ownership rules of the Internal Revenue Service.

FORM 10-Q PART I ITEM 2 PAGE 15

BIOPURE CORPORATION

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
January 31, 2003
(Continued)

Risk Factors

These risks and uncertainties are not the only ones we face. Others that we do not know about now, or that we do not now think are important, may impair our business or the trading price of our securities.

Company Risks

We May Not Be Able To Continue as A Going Concern, as Our Funds Are Sufficient to Fund Operations Only Through the Beginning of April 2003

     Ernst & Young LLP, our independent auditors, have included a going concern modification in their audit opinion on our consolidated financial statements for the fiscal year ended October 31, 2002, which states that “the Company’s recurring losses from operations and the current lack of sufficient funds to sustain its operations through the second quarter of fiscal 2003 raise substantial doubt about its ability to continue as a going concern.”

     As of January 31, 2003, we had $9,470,000 in cash and cash equivalents. We expect our cash position to fund operations through the beginning of April 2003 per our current operating plan. We are exploring opportunities to raise additional capital through equity offerings, strategic alliances and other financing vehicles, but we cannot assure you that sufficient funds will be available to us on terms that we deem acceptable, if they are available at all. The inclusion of a going concern modification in Ernst & Young LLP’s audit opinion may materially and adversely affect our ability to raise new capital.

     Our financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have not made any adjustments to our financial statements as a result of the going concern opinion. If we cannot continue as a going concern, we may have to liquidate our assets and we may be able to sell them for significantly less than the values at which they are carried on our financial statements. Any shortfall in the proceeds from the liquidation of our assets would directly reduce the amounts that holders of our common stock would receive, if anything, in liquidation.

Failure to Raise Additional Funds in the Future May Affect the Development, Manufacture and Sale of Our Products

     We require substantial working capital to develop, manufacture and sell our products and to finance our operations until such time (if ever) as we are able to generate positive operating cash flow. We will need additional funding for, among other things, additional pre-clinical and clinical studies to support expanded indications for Hemopure, the commercial launch of Hemopure (subject to approval by the FDA in the United States or other regulatory authorities elsewhere) and manufacturing capacity. In order to fund our planned operations through January 31, 2004, the end of the first quarter of our 2004 fiscal year, we estimate that we will need to raise approximately $45,500,000.

FORM 10-Q PART I ITEM 2 PAGE 16

BIOPURE CORPORATION

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
January 31, 2003
(Continued)

     If additional financing is not available when needed or is not available on acceptable terms, we may be unable to develop products, build manufacturing capacity or fulfill other important goals. A sustained period in which financing is not available could force us to go out of business.

     We have an equity line financing agreement with Société Générale which is unavailable at this time, as it can be drawn on only if our common stock price is at least $13 per share, among other conditions and limitations. That agreement will expire in June 2003.

If We Fail to Obtain FDA Approval We Cannot Market Hemopure in the United States

     We will not be able to market Hemopure in the United States until we receive FDA approval. We have filed an application for approval with the FDA, and the application was accepted for review on October 1, 2002. We believe that our completed pivotal Phase III clinical trials are consistent with the FDA’s most recent guidance on the design and efficacy and safety endpoints required for approval of products such as Hemopure for use in surgical indications. However, the FDA could change its view, require a change in study design or require additional data or even further clinical trials, including trials for indications other than those for which the pending application seeks approval, prior to approval of Hemopure. The FDA could refuse to grant a marketing authorization. Trials are expensive and time-consuming. Obtaining FDA approval generally takes years and consumes substantial capital resources with no assurance of ultimate success.

If We Fail to Obtain Regulatory Approvals in Foreign Jurisdictions We Will Not Be Able to Market Hemopure Abroad

     We also intend to market our products in international markets, including Europe. We must obtain separate regulatory approvals in order to market our products in Europe and many other foreign jurisdictions. The regulatory approval processes differ among these jurisdictions. Approval in any one jurisdiction does not ensure approval in a different jurisdiction. As a result, obtaining foreign approvals will require additional expenditures and significant amounts of time.

We Cannot Expand Indications for Our Products Unless We Receive FDA Approval for Each Proposed Indication

     The FDA requires a separate approval for each proposed indication for the use of Hemopure in the United States. We have applied for an indication for Hemopure that will only involve its perioperative use in patients undergoing orthopedic surgery. Subsequently, we expect to expand Hemopure’s indications. To do so, we will have to design additional clinical trials, submit the trial designs to the FDA for review and complete those trials successfully. We cannot guarantee that the FDA will approve Hemopure for any indication. We can only promote Hemopure in the United States for indications that have been approved by the FDA. The FDA may require a label cautioning against Hemopure’s use for indications for which it has not been approved.

FORM 10-Q PART I ITEM 2 PAGE 17

BIOPURE CORPORATION

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
January 31, 2003
(Continued)

     The FDA has approved the use of our veterinary product, Oxyglobin, for the treatment of anemia in dogs, regardless of the cause of the anemia. Supplemental approvals are required to market Oxyglobin for any new indications or additional species. We cannot guarantee that we will receive such approvals.

If We Cannot Find Appropriate Marketing Partners, We May Not Be Able to Market and Distribute Hemopure Effectively

     Our success depends, in part, on our ability to market and distribute Hemopure effectively. We have no experience in the sale or marketing of medical products for humans. In the event that we obtain FDA approval of Hemopure, we may require the assistance of one or more experienced pharmaceutical companies to market and distribute Hemopure effectively.

     If we seek an alliance with an experienced pharmaceutical company:

•	we may be unable to find a collaborative partner, enter into an alliance on favorable terms, or enter into an alliance that will be successful;

•	any partner to an alliance might, at its discretion, limit the amount and timing of resources it devotes to marketing Hemopure; and

•	any marketing partner or licensee might terminate its agreement with us and abandon our products at any time without significant payments, whether or not permitted by the applicable agreement.

     If we do not enter into alliances to market and distribute our products, we may not be successful in entering into alternative arrangements, whether engaging independent distributors, or recruiting, training and retaining a marketing staff and sales force of our own.

If We Cannot Generate Adequate, Profitable Sales of Hemopure, We Will Not Be Successful

     To succeed as a company, we must develop Hemopure commercially and sell adequate quantities of Hemopure at a high enough price to generate a profit. We may not accomplish either of these objectives. To date, we have focused our efforts on developing our products and establishing their safety and efficacy. We have not completed detailed analyses of the size of the potential market for Hemopure or the prices that we could charge for it. Additionally, the size of the market will be greatly reduced if reimbursement for the cost of Hemopure is not available.

If We Cannot Obtain Market Acceptance of Hemopure, We Will Not Be Able to Generate Adequate, Profitable Sales

     Even if we succeed in obtaining marketing approval for Hemopure, a number of factors may affect future sales of our product. These factors include:

FORM 10-Q PART I ITEM 2 PAGE 18

BIOPURE CORPORATION

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
January 31, 2003
(Continued)

•	whether and how quickly physicians accept Hemopure as a cost-effective and therapeutic alternative to other products, in particular, donated human blood. It may take longer than we anticipate to obtain market acceptance; and

•	whether medical care providers or the public accept the use of a natural protein product extracted from bovine red blood cells in transfusions, particularly in light of public perceptions in Europe and elsewhere about the risk of “mad cow disease”.

If We Fail to Comply with Good Manufacturing Practices, We May Not Be Able to Sell Our Products

     To obtain FDA approval to sell our products, we must demonstrate to the FDA that we can manufacture our products in compliance with the FDA’s good manufacturing practices, commonly known as GMPs. GMPs are stringent requirements that apply to all aspects of the manufacturing process. We are subject to periodic FDA inspections to determine whether we are in compliance with the GMP requirements. If we fail to manufacture in compliance with GMPs, the FDA may refuse to approve our products or take other enforcement action with respect to products that we are distributing commercially.

We Are Dependent on Third Parties to Finance Expansion of Our Manufacturing Capacity, and Failure to Increase Manufacturing Capacity May Impair Hemopure’s Market Acceptance and Prevent Us From Achieving Profitability

     We will need to construct additional manufacturing facilities to meet annual demand in excess of our current capacity. If Hemopure receives market acceptance, we may experience difficulty manufacturing enough of the product to meet demand. If we cannot manufacture sufficient quantities of Hemopure, we may not be able to operate profitably. In addition, if we cannot fill orders for Hemopure, customers might turn to alternative products and choose not to use Hemopure even after we have addressed our capacity shortage.

     We will face risks, including the risk of scale-up of our processes, in any new construction, and in turn could encounter delays, higher than usual rejects, additional reviews and tests of units produced and other costs attendant to an inability to manufacture saleable product.

     The construction of our proposed new manufacturing facility in Sumter, South Carolina is dependent upon financing from third parties. Groundbreaking for this facility has been delayed and could be delayed further as a result of delays in obtaining such financing. We cannot assure you that sufficient financing for this facility will be available, or if available, will be on terms that are acceptable to us. The completion of this facility or the addition of comparable manufacturing capacity is a key milestone in our plan for future operations. The later the date of completion of additional manufacturing capacity, the more financing we will need for working capital.

FORM 10-Q PART I ITEM 2 PAGE 19

BIOPURE CORPORATION

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
January 31, 2003
(Continued)

Our Lack of Operating History Makes Evaluating Our Business Difficult

     Licensing fees, proceeds to us from investors in our stock and payments to fund our research and development activities comprise almost all of our funding to date. We have no operating history of selling our products in large quantities upon which to base an evaluation of our business and our prospects. Consequently, we have no experience on which to predict future commercial success.

We Have a History of Losses and Expect Future Losses

     We have had annual losses from operations since our inception in 1984. In the fiscal years ended October 31, 2000, 2001 and 2002, we had losses from operations of $40,434,000, $52,957,000 and $46,657,000, respectively, and we had an accumulated deficit of $381,631,000 as of October 31, 2002. We expect to continue to incur losses from operations until we are able to develop Hemopure commercially and generate a profit. We cannot assure you that we will ever be able to achieve profitable operations.

If We Are Not Able to Protect Our Intellectual Property, Competition Could Force Us to Lower Our Prices, Which Might Reduce Profitability

     We believe that our patents, trademarks and other intellectual property rights, including our proprietary know-how, will be important to our success. Our business position will depend, in part, upon our ability to defend our existing patents and engage in our business free of claims of infringement by third parties. We will need to obtain additional patents for our products, the processes utilized to make our products and our product uses. We cannot guarantee that additional products or processes will achieve patent protection. In addition, third parties may successfully challenge our patents.

     We have not filed patent applications in every country. In certain countries, obtaining patents for our products, processes and uses may be difficult or impossible. Patents issued in regions other than the United States and Europe may be harder to enforce than, and may not provide the same protection as, patents obtained in the United States and Europe.

Failure to Avoid Infringement of Others’ Intellectual Property Rights Could Impair Our Ability to Manufacture and Market Our Products

     We cannot guarantee that our products and manufacturing process will be free of claims by third parties alleging that we have infringed their patents. Any such claim could be expensive and time-consuming to defend, and an adverse litigation result or a settlement of litigation could require us either to obtain a license from the complaining party or to change our manufacturing process. Either result could be expensive or result in a protracted plant shutdown, in turn adversely affecting our ability to make a profit.

     A third party could also allege that our products are used in a manner that violates a use patent. Such a claim, if valid, would also be expensive to defend, and either an adverse litigation result or a settlement could result in our inability to market our product for the patented use. This inability could adversely affect our sales revenues.

FORM 10-Q
PART I
ITEM 2
PAGE 20

BIOPURE CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operations
January 31, 2003
(Continued)

Our Profitability Will Be Affected If We Incur Product Liability Claims in Excess of Our Insurance Coverage

     The testing and marketing of medical products, even after FDA approval, have an inherent risk of product liability. We maintain limited product liability insurance coverage in the total amount of $20,000,000. Our profitability will be affected by a successful product liability claim in excess of our insurance coverage. We cannot guarantee that product liability insurance will be available in the future or be available on reasonable terms.

Replacing Our Sole Source Suppliers for Key Materials Could Result in Unexpected Delays and Expenses

     We obtain some key materials, including membranes and chemicals, and services from sole source suppliers. All of these materials are commercially available elsewhere. If such materials or services were no longer available at a reasonable cost from our existing suppliers, we would need to purchase substitute materials from new suppliers. If we need to locate a new supplier, the substitute or replacement materials or facilities will most likely be tested for equivalency. Such equivalency tests could delay development of a product, delay or limit commercial sales of an FDA-approved product and cause us to incur additional expense.

Provisions of Our Restated Certificate of Incorporation and By-Laws Could Impair or Delay Shareholders’ Ability to Replace or Remove Our Management and Could Discourage Takeover Transactions that a Stockholder Might Consider to Be in Its Best Interest

     Provisions of our Restated Certificate of Incorporation and by-laws, as well as our stockholders rights plan, could impede attempts by shareholders to remove or replace our management or could discourage others from initiating a potential merger, takeover or other change of control transaction, including a potential transaction at a premium over market price that a stockholder might consider to be in its best interest. In particular:

•	Our restated Certificate of Incorporation does not permit stockholders to take action by written consent and provides for a classified Board of Directors, and our by-laws provide that stockholders who wish to bring business before an annual meeting of shareholders or to nominate candidates for election of directors at an annual meeting of stockholders must deliver advance notice of their proposals to us before the meeting. These provisions could make it more difficult for a party to replace our board of directors by requiring two annual stockholder meetings to replace a majority of the directors, making it impossible to remove or elect directors by written consent in lieu of a meeting and making it more difficult to introduce business at meetings.

•	Our shareholder rights plan may have the effect of discouraging any person or group that wishes to acquire more than 20% of our class A common stock from doing so without obtaining our agreement to redeem the rights; if our agreement to redeem the rights is not obtained, the acquiring person or group would suffer substantial dilution.

•	Our restated Certificate of Incorporation provides that until July 31, 2003, two-thirds of our voting power, rather than a majority, is necessary to approve any merger, consolidation or sale of all or substantially all of our assets.

FORM 10-Q
PART I
ITEM 2
PAGE 21

BIOPURE CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operations
January 31, 2003
(Continued)

Industry Risks

Intense Competition Could Harm Our Financial Performance

     The biotechnology and pharmaceutical industries are highly competitive. There are a number of companies, universities and research organizations actively engaged in research and development of products that may be similar to or alternatives to Hemopure.

     We are aware of three competitors that make periodic disclosures to the public. Northfield Laboratories Inc. and Hemosol Inc. are in advanced stages of developing hemoglobin-based oxygen carriers produced from expired human blood. Baxter International Inc. has announced that it is developing a recombinant hemoglobin-based oxygen carrier. Northfield and Hemosol’s products are in advanced clinical trials or are subjects of pending applications for approval. The products being developed by all three of these companies are intended for use in humans and as such could compete, if approved by regulatory authorities, with Hemopure.

     Increased competition could diminish our ability to become profitable or affect our profitability in the future. Our existing and potential competitors:

•	are conducting clinical trials of their products;

•	may have substantially greater resources than we do and may be better equipped to develop, manufacture and market their products;

•	may have their products approved for marketing prior to Hemopure; and

•	may develop superior technologies or products rendering our technology and products non-competitive or obsolete.

Stringent, Ongoing Government Regulation and Inspection of Our Products Could Lead to Delays in the Manufacture, Marketing and Sale of Our Products

     The FDA continues to review products even after they receive FDA approval. If and when the FDA approves Hemopure, its manufacture and marketing will be subject to ongoing regulation, including compliance with current good manufacturing practices, adverse event reporting requirements and the FDA’s general prohibitions against promoting products for unapproved or “off-label” uses. We are also subject to inspection and market surveillance by the FDA for compliance with these and other requirements. Any enforcement action resulting from failure, even by inadvertence, to comply with these requirements could affect the manufacture and marketing of Hemopure. In addition, the FDA could withdraw a previously approved product from the market upon receipt of newly discovered information. Furthermore, the FDA could require us to conduct additional, and potentially expensive, studies in areas outside our approved indications.

FORM 10-Q
PART I
ITEM 2
PAGE 22

BIOPURE CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operations
January 31, 2003
(Continued)

     We will be subject to a variety of regulations governing clinical trials and sales of our products outside the United States. Whether or not FDA approval has been obtained, we must secure approval of a product by the comparable non-U.S. regulatory authorities prior to the commencement of marketing of the product in a country. The approval process varies from country to country and the time needed to secure additional approvals may be longer than that required for FDA approval. These applications may require the completion of additional preclinical and clinical studies and disclosure of information relating to manufacturing and controls. Unanticipated changes in existing regulations or the adoption of new regulations could affect the manufacture and marketing of our products.

Health Care Reform and Controls on Health Care Spending May Limit the Price We Charge for Hemopure and the Amount We Can Sell

     The federal government and private insurers have considered ways to change, and have changed, the manner in which health care services are provided in the United States. Potential approaches and changes in recent years include controls on health care spending and the creation of large purchasing groups. In the future, it is possible that the government may institute price controls and limits on Medicare and Medicaid spending. These controls and limits might affect the payments we collect from sales of our products. Assuming we succeed in bringing Hemopure to market, uncertainties regarding future health care reform and private market practices could affect our ability to sell Hemopure in large quantities at profitable pricing.

Uncertainty of Third-Party Reimbursement Could Affect Our Profitability

     Sales of medical products largely depend on the reimbursement of patients’ medical expenses by governmental health care programs and private health insurers. There is no guarantee that governmental health care programs or private health insurers will reimburse our sales of Hemopure, or permit us to sell our product at high enough prices to generate a profit.

Investment Risks

Potential for Dilution and Decline of the Price of Our Shares

     Our cash on hand is estimated to be sufficient to continue operations through the beginning of April 2003 per our current operating plan. We will be required to obtain additional funds and are seeking to do so by sales of equity securities.

     Any additional sale of shares may have a dilutive effect on our existing stockholders. Subsequent sales of these shares in the open market could also have the effect of lowering our stock price, thereby increasing the number of shares issuable and consequently further diluting our outstanding shares. These sales could have an immediate adverse effect on the market price of the shares and could result in dilution to the holders of our shares.

FORM 10-Q
PART I
ITEM 2
PAGE 23

BIOPURE CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operations
January 31, 2003
(Continued)

     The perceived risk associated with the possible sale of a large number of shares could cause some of our stockholders to sell their stock, thus causing the price of our stock to decline. In addition, actual or anticipated downward pressure on our stock price due to actual or anticipated sales of stock could cause some institutions or individuals to engage in short sales of our common stock, which may itself cause the price of our stock to decline.

     If our stock price declines, we may be unable to raise additional capital. A sustained inability to raise capital could force us to go out of business. Significant declines in the price of our common stock could also impede our ability to attract and retain qualified employees, reduce the liquidity of our common stock and result in the delisting of our common stock from The Nasdaq Stock Market.

Shares Eligible for Future Sale May Cause the Market Price for Our Common Stock to Drop Significantly, Even if Our Business is Doing Well

     We cannot predict the effect, if any, that future sales of our common stock or the availability of shares for future sale will have on the market price of our common stock from time to time. Substantially all of our outstanding shares of class A common stock are either freely tradable in the public market, unless acquired by our affiliates, or are “restricted securities” as that term is defined in Rule 144 under the Securities Act of 1933 and eligible for immediate sale in the public market pursuant to Rule 144, subject to certain volume and manner of sale limitations. Other shares of our common stock issued in the future, including shares issued upon exercise of outstanding options and warrants, may become available for resale in the public market from time to time, and the market price of shares of our common stock could drop significantly if the holders of these shares sell them or are perceived by the market as intending to sell them.

Our Stock Price Has Been and May Continue to Be Highly Volatile, Which May Adversely Affect Holders of Our Stock and Our Ability to Raise Capital

     The trading price of our common stock has been and is likely to continue to be extremely volatile. During the period from November 1, 2000 through January 31, 2003, our stock price has ranged from a low of $2.18 per share (on January 29, 2003) to a high of $32.70 per share (on May 9, 2001). Further information regarding the trading price of our common stock is included on page 17 of our Annual Report on Form 10-K for the fiscal year ended October 31, 2002. Our stock price and trading volume could be subject to wide fluctuations in response to a variety of factors, including the following:

•	actual or potential clinical trial results relating to products under development by us or our competitors;

•	delays in our testing and development schedules;

•	events or announcements relating to our relationships with others, including the status of potential transactions with investors, licensees and other parties;

•	announcements of technological innovations or new products by our competitors;

FORM 10-Q
PART I
ITEM 2
PAGE 24

BIOPURE CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operations
January 31, 2003
(Continued)

•	developments or disputes concerning patents or proprietary rights;

•	regulatory developments in the United States and foreign countries;

•	FDA approval of Hemopure or competitors’ products;

•	economic and other factors, as well as period-to-period fluctuations in our financial results;

•	market conditions for pharmaceutical and biotechnology stocks; and

•	publicity regarding actual or potential medical results relating to products under development by us or our competitors.

     External factors may also adversely affect the market price for our common stock. Our common stock currently trades on The Nasdaq Stock Market. The price and liquidity of our common stock may be significantly affected by the overall trading activity and market factors on The Nasdaq Stock Market.

FORM 10-Q
PART I
ITEM 3
PAGE 25

BIOPURE CORPORATION

Quantitative and Qualitative Disclosure About Market Risk

The Company currently does not have any foreign currency exchange risks, with the exception of negligible exchange fluctuations associated with expenses for marketing and regulatory activities outside of the United States. Biopure sells Oxyglobin to its European distributors and plans to sell Hemopure to its South African distributor in U.S. dollars. The customers bear the risk of foreign currency exchange fluctuation. Dramatic fluctuations in exchange rates could result in either increases or decreases in unit sales as the effective unit price to the customer varies. The Company invests its cash and cash equivalents in high-grade commercial paper and money market funds. These investments are subject to interest rate risk. However, due to the nature of the Company’s short-term investments, it believes that the financial market risk exposure is not material.

FORM 10-Q
PART I
ITEM 4
PAGE 26

BIOPURE CORPORATION

Controls and Procedures

(a)  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) within 90 days of the filing date of this Quarterly Report on Form 10-Q (the “Evaluation Date”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)  There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date, including any corrective actions with regard to significant deficiencies and material weaknesses.

FORM 10-Q
PART II
ITEM 1-6
PAGE 27

BIOPURE CORPORATION

Part II — Other Information
January 31, 2003

Item 2. Changes in Securities and Use of Proceeds

On December 31, 2002, the Company issued and sold 522,193 shares of Class A Common Stock and warrants to purchase 522,193 shares of Class A Common Stock for an aggregate price of $2,000,000. The purchaser was an institutional investor. The Company paid $60,000 in selling commissions. The exercise price of the warrants is $4.84 per share. The Company relied on the exemption from registration in Section 4(2) of the Securities Act of 1933.

Item 6. Exhibits and Reports on Form 8-K

(a)	The exhibits are listed in the accompanying Exhibit Index.
(b)	A report on Form 8-K was filed on January 24, 2003.

FORM 10-Q
PART II
PAGE 28

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOPURE CORPORATION

Date: March 17, 2003	By:	/s/ Ronald F. Richards

Ronald F. Richards

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 17, 2003

/s/ Thomas A. Moore

Thomas A. Moore
Chief Executive Officer

CERTIFICATIONS

     I, Ronald F. Richards, certify that:

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 17, 2003

/s/ Ronald F. Richards

Ronald F. Richards
Chief Financial Officer

EXHIBIT INDEX

Number	Description

10	Employment Agreement dated as of February 12, 2003, between the Company and Ronald F. Richards
15	Acknowledgement Letter of Ernst & Young LLP
99.1	Certification of Thomas A. Moore pursuant to 18 U.S.C. Section 1350
99.2	Certification of Ronald F. Richards pursuant to 18 U.S.C. Section 1350