Form 10-Q
period 2003-07-31
BIOPURE CORP
filed 2003-09-15
CIK 815508

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-15167

BIOPURE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	04-2836871
(State of Incorporation)	(IRS Employer Identification Number)

11 Hurley Street, Cambridge,Massachusetts	02141
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of each of the issuer’s classes of common stock as of September 12, 2003 was:

Class A Common Stock, $.01 par value	44,378,466
Class B Common Stock, $1.00 par value	117.7

Condensed Consolidated Balance Sheets
Condensed Consolidated Statements of Operations
Condensed Consolidated Statements of Cash Flows
Notes to Condensed Consolidated Financial Statements
Management’s Discussion and Analysis of Financial Condition and Results of Operations July 31, 2003
Quantitative and Qualitative Disclosure About Market Risk
Controls and Procedures
Part II — Other Information
Item 1. Legal Proceedings
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
EX-10.1 AGREEMENT CONCERNING SALE CARL W RAUSCH
EX-10.2 LOCK-UP AGREEMENT THOMAS A MOORE
EX-10.2 LOCK AGREEMENT DAVID N JUDESON
EX-10.4 LOCK-UP AGREEMENT CHARLES A SANDERS MD
EX-10.5 LOCK-UP AGREEMENT C EVERETT KOOP MD
EX-31.1 CERTIFICATION OF THOMAS A. MOORE
EX-31.2 CERTIFICATION OF RONALD F. RICHARDS
EX-32.1 SECT. 906 CERTIFICATION (MOORE)
EX-32.2 SECT. 906 CERTIFICATION (RICHARDS)

BIOPURE CORPORATION

Biopure®, Hemopure® and Oxyglobin® are registered trademarks of Biopure Corporation.

BIOPURE CORPORATION

Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	July 31, 2003	October 31, 2002

Assets:
Current assets:
Cash and cash equivalents	$29,841	$19,710
Accounts receivable, net	549	89
Inventories, net	9,173	8,028
Other current assets	658	709

Total current assets	40,221	28,536
Property, plant and equipment, net	36,911	38,769
Other assets	10,955	10,972

Total assets	$88,087	$78,277

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$954	$2,163
Accrued expenses	4,576	4,026

Total current liabilities	5,530	6,189
Long-term debt	9,847	9,847
Deferred compensation	142	184

Total long-term liabilities	9,989	10,031
Stockholders’ equity:
Preferred stock, $0.01 par value, 30,000,000 shares authorized, no shares outstanding	—	—
Common stock:
Class A, $0.01 par value, 100,000,000 shares authorized, 43,053,710 shares outstanding at July 31, 2003 and 30,353,370 at October 31, 2002	431	304
Class B, $1.00 par value, 179 shares authorized, 117.7 shares outstanding	—	—
Capital in excess of par value	463,490	419,065
Contributed capital	24,574	24,574
Notes receivable	(256)	(255)
Accumulated deficit	(415,671)	(381,631)

Total stockholders’ equity	72,568	62,057

Total liabilities and stockholders’ equity	$88,087	$78,277

Note: The balance sheet at October 31, 2002 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes.

BIOPURE CORPORATION

Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended

	July 31, 2003	July 31, 2002	July 31, 2003	July 31, 2002

Revenues:
Oxyglobin	$885	$260	$2,867	$1,916

Total revenues	885	260	2,867	1,916
Cost of revenues	4,608	2,570	15,429	4,390

Gross loss	(3,723)	(2,310)	(12,562)	(2,474)
Operating expenses:
Research and development	2,380	7,063	7,462	22,188
Sales and marketing	1,969	864	4,591	3,938
General and administrative	3,342	2,569	9,595	7,233

Total operating expenses	7,691	10,496	21,648	33,359

Loss from operations	(11,414)	(12,806)	(34,210)	(35,833)
Other income, net	108	210	170	821

Net loss	$(11,306)	$(12,596)	$(34,040)	$(35,012)

Per share data:
Basic and diluted net loss per common share	$(0.28)	$(0.43)	$(0.98)	$(1.30)

Weighted-average shares used in computing basic and diluted net loss per common share	39,887	29,141	34,605	26,854

See accompanying notes.

BIOPURE CORPORATION

Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended

	July 31, 2003	July 31, 2002

Operating activities:
Net loss	$(34,040)	$(35,012)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,992	3,231
Equity compensation	244	(76)
Deferred compensation	(42)	(54)
Accrued interest on stockholders’ notes receivable	(1)	(1)
Changes in assets and liabilities:
Accounts receivable	(460)	585
Inventories	(1,145)	(254)
Other current assets	51	(937)
Accounts payable	(1,209)	(457)
Accrued expenses	550	1,779

Net cash used in operating activities	(32,060)	(31,196)
Investing activities:
Purchase of property, plant and equipment	(2,092)	(6,340)
Long term debt	—	(85)
Other assets	(25)	60

Net cash used in investing activities	(2,117)	(6,365)
Financing activities:
Net proceeds from sales of common stock	43,858	31,766
Payment of notes receivable from stockholders	—	80
Amendment of note receivable from stockholder	—	(233)
Proceeds from exercise of options and warrants	450	41

Net cash provided by financing activities	44,308	31,654
Net increase (decrease) in cash and cash equivalents	10,131	(5,907)
Cash and cash equivalents at beginning of period	19,710	36,089

Cash and cash equivalents at end of period	$29,841	$30,182

Non-cash transactions:
New facility construction financed through capital lease (classified as long-term debt)	$—	$4,642

Land and license rights acquired upon conversion of stock option	$—	$139

Settlement of deferred compensation and accrued interest	$—	$(1,601)

Settlement of note receivable and accrued interest	$—	$1,601

See accompanying notes.

BIOPURE CORPORATION

Notes to Condensed Consolidated Financial Statements
July 31, 2003
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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended July 31, 2003 are not necessarily indicative of the results that may be expected for the year ending October 31, 2003; however the Company expects to incur a substantial loss for the year ended October 31, 2003.

Reclassifications have been made to the prior period financial statements presented to conform to the current periods’ presentations.

These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2002 filed with the SEC on January 29, 2003.

The Company has financed operations from inception primarily through sales of equity securities, development and license agreement payments, interest income and debt. The Company has not been profitable since inception and had an accumulated deficit of $415,671,000 as of July 31, 2003. For us to remain a going concern we will require significant funding. Management expects that the Company will continue to generate losses from operations for the next several years. The Company is exploring opportunities to raise capital through sales of securities and joint venture, leasing or licensing arrangements, but the Company cannot assure that sufficient funds will be available to it on terms that the Company deems acceptable, if they are available at all. At July 31, 2003, the Company had $29,841,000 in cash and cash equivalents. Since July 31, 2003, the Company has raised approximately $6,003,000 in additional funding and received $2,527,000 from the exercise of certain warrants to purchase its Class A Common Stock (See Note 8 Subsequent Events). The Company expects this funding, in addition to the cash and cash equivalents at July 31, 2003, will be sufficient to fund operations until approximately May 2004 under the Company’s current operating plan.

2.	Net Loss per Share

Basic net loss per common share is computed based on the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is computed based upon the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of the Company’s common stock equivalents, including the shares issuable upon the conversion of Class B Common Stock outstanding and the exercise of common stock options and warrants determined based upon the average market price of common stock for the period. Basic and diluted net loss per common share is computed the same for all periods presented as the Company had losses for all periods presented and, consequently, the effect of Class B Common Stock, options and warrants is anti-dilutive. Dilutive weighted average shares outstanding do not include 9,489,138 common-equivalent shares for the three and nine months ended July 31, 2003 and 5,639,901 common-equivalent shares for the three and nine months ended July 31, 2002 as their effect would have been anti-dilutive.

3.	Stock Based Compensation

The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, in accounting for its stock-based compensation plans. Accordingly, no compensation expense has been recognized for stock-based compensation plans. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123” (SFAS No. 148). Had compensation expense for the Company’s stock option plans been determined based on the fair value at the grant date for awards under these plans, consistent with the methodology prescribed under SFAS No. 148, the Company’s net loss and net loss per share would have approximated the pro forma amounts indicated below:

BIOPURE CORPORATION

Notes to Condensed Consolidated Financial Statements
July 31, 2003
(Unaudited)
(Continued)

	Three Months Ended		Nine Months Ended

	July 31,	July 31,	July 31,	July 31,
In thousands (except per share data)	2003	2002	2003	2002

Net loss, as reported	$(11,306)	$(12,596)	$(34,040)	$(35,012)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,121)	(2,245)	(3,296)	(3,945)

Pro forma net loss	$(12,427)	$(14,841)	$(37,336)	$(38,957)

Net loss per share:
Basic and diluted — as reported	$(0.28)	$(0.43)	$(0.98)	$(1.30)

Basic and diluted — pro forma	$(0.31)	$(0.51)	$(1.08)	$(1.45)

The weighted average fair value of each stock option included in the preceding pro forma amounts was estimated using the Black-Scholes option-pricing model and is amortized over the vesting period of the underlying options. The assumptions used to calculate the SFAS No. 148 pro forma disclosure and the weighted average information are as follows:

	Three Months Ended		Nine Months Ended

	July 31, 2003	July 31, 2002	July 31, 2003	July 31, 2002

Risk-free interest rate	4.70%	5.07%	4.68%	5.19%
Expected dividend yield	—	—	—	—
Expected lives	7 years	7 years	7 years	7 years
Expected volatility	80%	80%	80%	68%

4.	Inventories

Inventories are valued at the lower of cost (determined using the first-in, first-out method) or market. Inventories were as follows:

In thousands	July 31, 2003	October 31, 2002

Raw materials	$1,384	$2,122
Work-in-process	1,322	676
Finished goods-Oxyglobin	2,199	1,992
Finished goods-Hemopure	4,268	3,238

	$9,173	$8,028

5.	Accrued Expenses

Accrued expenses consisted of the following:

In thousands	July 31, 2003	October 31, 2002

Accrued payroll and related employee expenses	$759	$562
Accrued vacation	758	651
Accrued legal and audit fees	303	301
Accrued health and dental premiums	601	190
Financing fees	537	—
South Carolina Project	—	551
Other	1,618	1,771

	$4,576	$4,026

BIOPURE CORPORATION

Notes to Condensed Consolidated Financial Statements
July 31, 2003
(Unaudited)
(Continued)

6.	Commitments

Guarantee

In July 1994, the Company acquired a 50% general partnership interest in Eleven Hurley Street Associates (EHSA), a real estate partnership, which owns the Company’s principal office and research and development facility. The Company accounts for its investment in EHSA under the equity method of accounting. In the event EHSA became insolvent or was unable to pay its obligations, the Company, as a general partner, would be liable for all partnership obligations. EHSA’s liabilities as of July 31, 2003 consist of a promissory note to a bank with a balance of $1,123,000. The note accrues interest at 8.63% and matures on January 30, 2006. As of July 31, 2003, the maximum potential amount of future payments the Company would be required to make under its guarantee would be $1,352,000. The note is secured by the office and research and development facility which the Company believes would satisfy the current promissory note balance. Biopure currently leases this facility from EHSA for $262,000 annually under an operating lease expiring in December 2007 that is included as an operating lease commitment in our Annual Report on Form 10-K for the fiscal year ended October 31, 2002.

Sumter Realty

In December 2001, the Company signed an amended letter of intent with Sumter Realty Group, LLC for the construction and financing of a manufacturing plant in South Carolina, which is designed to produce 500,000 Hemopure units per year and expected to cost approximately $120,000,000. Sumter Realty Group, LLC accepted a letter of commitment from a potential investor for the full $120,000,000 required to finance construction of the new manufacturing facility in South Carolina, and in December 2002 Biopure signed a lease agreement with Sumter Realty Group, LLC, which was amended in March 2003 (as amended, the Lease). The terms of the Lease were subject to financial closing and construction by April 1, 2003. The Lease expired because the financing was not completed. Sumter Realty Group remains in discussions with investors, but a closing schedule has not been determined. Terms of any new lease are expected to be similar to those of the Lease, as follows: lease payments would start at substantial completion of the facility, expected to be in fiscal 2005. The annual lease payments would be $13,750,000 per year for the first two years and $17,158,000 per year for the balance of the 25-year term. At the conclusion of the 25-year term, the Company would own the facility. In addition, the Company would expect to issue to the potential investor a warrant to purchase up to 2,500,000 shares of Class A Common Stock at $0.01 per share. The Company is committed to pay a finder’s fee, of approximately 2 percent of the net amount financed, to CB Richard Ellis, a real estate consulting firm, when financing for the facility is completed.

As of July 31, 2003, $13,698,000 has been included in property, plant and equipment and $9,847,000 in long-term debt reflecting expenses to date for the engineering and design costs of the planned manufacturing facility in Sumter, S.C. as well as for permits and acquisition of land. Through the third fiscal quarter of 2003, the Company incurred an additional $941,000 of costs for detailed engineering work, including shop drawings for major equipment and steel fabrication, to maintain the timeline for a validated, FDA-approved plant in fiscal 2006. The total $13,698,000 of expenditures by the Company would be returned as described below. During fiscal 2001 and 2002, Biopure funded $10,000,000 in project costs for the new facility. Following execution of a final lease agreement, if any, Biopure expects this amount to be refunded within twelve months of FDA approval for Hemopure. The $10,000,000 has been accounted for as a deposit in long-term assets as of July 31, 2003. If FDA approval is not received, the $10,000,000 expenditure will not be returned to the Company and will be treated as a capital expenditure, and as a capital expenditure will be subject to immediate impairment review pursuant to SFAS No. 144. Under the terms of the expired Lease, Sumter Realty Group, LLC would refund the $3,698,000 of additional investment by the Company within six months after financing is completed.

Research Agreement

On March 4, 2003, the Company entered into a Cooperative Research and Development Agreement (CRADA) with the United States Naval Medical Research Center (NMRC). The CRADA will support a pivotal, randomized, standard therapy controlled clinical trial of Hemopure in pre-hospital resuscitation of patients with severe hemorrhagic shock (acute blood loss). Under the terms of the CRADA, the NMRC will contribute $4,000,000 and the Company is committed to contribute $8,753,000, exclusive of

BIOPURE CORPORATION

Notes to Condensed Consolidated Financial Statements
July 31, 2003
(Unaudited)
(Continued)

internal costs, through 2006. These amounts are estimates based upon a preliminary assessment of the current trial protocol. The Company will provide at least $643,000 during the first year of the arrangement. Completion of this pivotal trauma trial is contingent upon both parties securing the required funding. The Company has not yet commenced this trial.

7.	Financing Activities

On April 16, 2003 the Company entered into a Standby Equity Distribution Agreement with BNY Capital Markets, Inc. (“CMI”) under which the Company may issue and sell up to $10,000,000 of its Class A Common Stock from time to time through CMI. During the third fiscal quarter of 2003, the Company received $3,839,000 in net proceeds from the sale of 707,060 shares of its Class A Common Stock at an average price of $5.56 per share under this arrangement.

On May 2, 2003, the Company raised $3,134,000 in net proceeds from the sale of 882,353 shares of its Class A Common Stock at a price of $3.57 per share. The Company also issued, to these same investors, warrants to acquire 176,471 shares of its Class A Common Stock at an exercise price of $3.93 per share.

On May 6, 2003, the Company raised $2,935,000 in net proceeds from the sale of 833,334 shares of its Class A Common Stock at a price of $3.60 per share. The Company also issued, to these same investors, warrants to acquire 166,667 shares of its Class A Common Stock at an exercise price of $3.96 per share.

During the third fiscal quarter of 2003, the Company received $450,000 in net proceeds from the exercise of warrants to purchase 123,920 shares of its Class A Common Stock at a price of $3.63 per share.

On June 16, 2003, the Company filed a $50,000,000 common stock shelf registration statement with the SEC to facilitate future financings. On July 23, 2003, the Company raised $16,193,000 in net proceeds from the sale of 3,083,000 shares of its Class A Common Stock at a price of $5.58 per share.

8.	Subsequent Events

Since July 31, 2003, the Company raised $6,003,000 in net proceeds from the sale of 802,188 shares of its Class A Common Stock at an average price of $7.55 per share in connection with the CMI agreement.

In September 2003, the Company received $2,527,000 in net proceeds from the exercise of warrants to purchase 522,193 shares of its Class A Common Stock at a price of $4.84 per share.

9.	Recently Issued Accounting Standards

FASB Interpretation No. 45, “Guarantor Accounting,” has significantly changed current practice in the accounting for, and disclosure of, guarantees. Most guarantees are to be recognized and initially measured at fair value, which is a change from previous practice. In addition, guarantors are required to make significant new disclosures, even when the likelihood of the guarantor making payments under the guarantee is remote. In general, the Interpretation applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or an equity security of the guaranteed party. The Interpretation’s disclosure requirements are effective for financial statements for interim or annual periods ending after December 15, 2002, while the initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company’s adoption of this statement has not had a material impact on its results of operations or financial position.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” (FIN 46) to clarify the conditions under which assets, liabilities, and activities of another entity should be consolidated into the financial statements of a company. FIN 46 requires the consolidation of a variable-interest entity by a company that bears the majority of the risk of loss from the variable interest entity’s activities, is entitled to receive a majority of the variable-interest entity’s residual returns or both. The provisions of FIN 46 are required to be adopted by the Company in fiscal 2003. The Company believes its interest in EHSA (see Note 6) is a variable interest entity under FIN 46 and expects to consolidate its interest beginning in the fourth fiscal quarter of 2003. The Company believes the adoption of FIN 46 will not have a material adverse impact on its overall financial position or results of operations.

On May 15, 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (SFAS 150), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. Many of these

BIOPURE CORPORATION

Notes to Condensed Consolidated Financial Statements
July 31, 2003
(Unaudited)
(Continued)

instruments previously were classified as equity or temporary equity and as such, SFAS 150 represents a significant change in practice in the accounting for a number of financial instruments, including mandatorily redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. SFAS 150 is effective for public companies for all financial instruments created or modified after May 31, 2003, and to other instruments at the beginning of the first interim period beginning after June 15, 2003. The Company has no financial instruments under SFAS 150.

10.	Litigation

The Company is the defendant in a case filed on or about June 16, 2003 by plaintiff Steelhead Investments, Ltd. The complaint alleges that the Company breached a contract with the plaintiff by giving insufficient notice and failing to give notice of offerings of common stock and warrants by the Company in March and April, 2003. The complaint states that the plaintiff has suffered monetary damages in an amount to be determined, but not less than $15.5 million. On September 5, 2003, the Company filed an Amended Answer, Counterclaims, and Third Party Complaint that denied the material allegations of the complaint, asserted defenses, and brought counterclaims against the plaintiff and an affiliate for fraud and other misconduct in connection with execution and performance of the contract described in the complaint. The Company intends to defend this case vigorously. At this time, the Company cannot estimate what impact this case may have on it. However, the Company believes resolution of this case will not have a material adverse impact on its overall financial position or results of operations.

BIOPURE CORPORATION

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
July 31, 2003

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

Overview

Biopure is a leading developer, manufacturer and supplier of pharmaceuticals called oxygen therapeutics. Using our patented and proprietary technology, we have developed and manufacture two products. Hemopure is a first-in-class product for human use that is approved in South Africa for the treatment of acutely anemic surgical patients and to eliminate, delay or reduce red blood cell transfusions in these patients. On July 31, 2002, we submitted a biologic license application (BLA) to the U.S. Food and Drug Administration (FDA) seeking regulatory approval to market Hemopure in the United States for a similar indication in patients undergoing orthopedic surgery. On July 30, 2003, the FDA sent Biopure a letter stating that the agency had completed its review of the Company’s BLA and requesting additional information. Biopure is currently preparing its response. The Company has not determined when it will submit its response, as more guidance from the FDA may be required. Once we have submitted our response, the FDA will review our response and take further action on our BLA, but at the present time, we do not know how long it will take to complete this process. We also plan to develop Hemopure for potential use in trauma and other medical applications. Our veterinary product, Oxyglobin, is the only product of its kind approved in the United States and the European Union, where it is indicated for the treatment of anemia in dogs.

Since inception, we have devoted substantially all of our resources to our research and development programs and manufacturing. We have been dependent upon funding from debt and equity financings, strategic alliances and interest income. We have not been profitable since inception and had an accumulated deficit of $415,671,000 as of July 31, 2003. We expect to incur additional operating losses over the next several years in connection with clinical trials, preparation of a marketing application for Hemopure in Europe and other markets and pre-marketing expenditures for Hemopure. We began generating revenue from the sale of Oxyglobin in fiscal 1998.

We believe our cash and cash equivalents, as of July 31, 2003, in addition to amounts raised from financing transactions since that time, are sufficient to fund the Company’s planned operations until approximately May 2004. For the balance of fiscal 2003, our objectives are to complete our response to the letter we received from the FDA on July 30, 2003, produce Hemopure and Oxyglobin at greater efficiency/capacity levels in our manufacturing facility in Cambridge, Massachusetts, expand marketing and sales activities for Hemopure, support sales and marketing expenses for Oxyglobin in the United States and Europe and continue clinical development of additional Hemopure indications. Because the Company’s funds on hand at January 27, 2003 and forecasted sales were not sufficient to fund our plan into fiscal 2004, the audit report of Ernst & Young LLP, the Company’s independent auditor, on our fiscal 2002 financial statements includes a going concern modification. In order for us to remain a going concern, we will require significant funding. We are exploring opportunities to raise capital through equity offerings, strategic alliances and other financing vehicles. However, additional financing or strategic alliances may not be available when needed, or, if available, may not be on favorable terms.

BIOPURE CORPORATION

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
July 31, 2003
(Continued)

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

Inventories

Inventories are stated at the lower of cost (determined using the first-in, first-out method) or market. Inventories consist of raw material, work-in-process and Hemopure and Oxyglobin finished goods and are reviewed periodically for potential obsolescence or expiration based on sales activity, both projected and historical. Inventories are also reviewed periodically to determine items that are under quality compliance investigations. Reserves are established for inventory that falls into these categories. In the event the FDA does not approve our BLA or actual sales are lower than currently projected, there could be significant write-offs to our Hemopure finished goods inventories.

Long-Lived Assets

SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Our investments in property and equipment, including construction in progress and the new facility construction; real property license rights related to the source, supply and initial processing of our major raw material; and the asset related to the planned South Carolina manufacturing facility costs are the principal long-lived assets that could be subject to such a review. The events or changes in circumstances, among others, that may result in an impairment of these assets are a significant delay in U.S. regulatory approval for our human product, a change in the source of supply of the major raw material, the inability to obtain financing for the South Carolina facility, or lack of adequate demand for our products. In the event of an impairment, the Company would write down the asset to the fair market value, thereby incurring a charge to the statement of operations. Management believes that no such indicators of impairment of its long-lived assets existed at July 31, 2003.

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

Research and Development

Since its founding in 1984, Biopure has been primarily a research and development company focused on developing Hemopure, our oxygen therapeutic for human use, and obtaining regulatory approval in the United States. Our research and development expenses have been devoted to basic research, product development, process development, pre-clinical studies, clinical trials and filing a BLA with the FDA. In addition, our development expenses historically have included the design, construction, validation and maintenance of a large-scale pilot manufacturing plant in Cambridge, Massachusetts. The existing pilot plant was completed in 1995, expanded in 1998 and expanded again in 2002.

BIOPURE CORPORATION

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
July 31, 2003
(Continued)

Such a facility is a necessary part of developing a product like Hemopure. Hemopure is classified by the FDA as a biologic, because it is derived from animal-source material. Unlike drugs that are chemical compounds, biologics are defined by their manufacturing process and composition. Any change in the manufacturing process could be considered, under FDA regulations, to produce an altered, possibly different product. Therefore, demonstration of manufacturing capability at greater than laboratory scale is necessary for an application for regulatory approval of a biologic to be accepted for review. This requirement results in high manufacturing research and development costs in the development of a biologic relative to other types of drugs.

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

Beginning in May 2002, when we began to make Hemopure for sale under our regulatory approval in South Africa, the primary function of the pilot plant changed from support of the development of Hemopure to production of goods for sale. Since then, all costs of maintaining and operating the pilot plant have been charged to inventory and cost of revenues. Any actual future use of the facility for research and development activities will be expensed. In addition, clinical trial materials taken from inventory for use in research and development are charged to research and development.

Results of Operations

Three months ended July 31, 2003 compared to three months ended July 31, 2002

Total revenues, consisting entirely of Oxyglobin sales, were $885,000 for the third quarter of fiscal 2003, compared with $260,000 for the corresponding period in 2002. During the third quarter of fiscal 2002, Oxyglobin sales were constrained by limited product availability resulting from a temporary shutdown of production during the expansion of the Company’s manufacturing facilities. The increase in revenues compared to the third fiscal quarter of last year also resulted from the July 14, 2003 introduction of a new 60 milliliter (mL) bag of Oxyglobin in the United States to provide veterinarians more dosing flexibility when treating smaller dogs or those requiring less oxygen-carrying support. The 125 mL bag continues to be available for use in larger dogs.

Cost of revenues was $4,608,000 for the third quarter of fiscal 2003, compared to $2,570,000 for the corresponding period in 2002. Cost of revenues includes costs of both Oxyglobin and Hemopure, although Hemopure is not currently being sold. Oxyglobin cost of revenues was $1,692,000 for the third quarter of fiscal 2003 compared to $671,000 for the same period in 2002. This increase was primarily attributable to the increased Oxyglobin revenues mentioned above. Because of fixed manufacturing costs, the Company expects that costs to produce Oxyglobin will exceed Oxyglobin revenues until the Company more fully utilizes its manufacturing capacity. Cost of revenues for Hemopure was basically unchanged at $2,916,000 for the third quarter of fiscal 2003 compared to the same period in 2002 when $1,899,000 was charged to cost of revenues and $1,005,000 was charged to research and development and not to cost of revenues. In May 2002, the Company started manufacturing Hemopure for future sale and began charging unabsorbed fixed manufacturing costs to cost of revenues or inventory rather than to research and development.

Research and development expenses include product and process development and engineering, pre-clinical studies, clinical trials, clinical trial materials and, through May 2002, an allocation of unabsorbed fixed costs of manufacturing. Our research and development expenses have continued to be primarily for our one major project —Hemopure development for use in patients undergoing surgery.

The completed Phase III orthopedic surgery trial and BLA for Hemopure cost approximately $37,000,000 over the four years from protocol development to final report. These trial costs include costs incurred at nearly 50 hospitals, trial site monitoring, data management, regulatory consulting, statistical analysis, medical writing and clinical materials and supplies as well as Company personnel engaged in these activities. Costs incurred in filing the BLA include Company personnel and payments to third parties for manufacturing process documentation, medical consultants, regulatory consultants, integrating the safety and efficacy databases for all

BIOPURE CORPORATION

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
July 31, 2003
(Continued)

clinical trials and pre-clinical studies. Research and development expenses continue to include amounts for support of the BLA review process. These BLA support costs were $2,170,000 for the third fiscal quarter of 2003 and are expected to continue at approximately the same level until the Company completes its response to the letter received from the FDA on July 30, 2003. The next FDA action, following our response, could consist of a product approval or requests for additional information, including a requirement to conduct additional pre-clinical or clinical trials. Moreover, an approval could be conditioned on the Company’s agreement to conduct a “Phase IV”, or post-marketing, trial to collect additional data. Consequently, the amount of further expenditures on this major project after an FDA action cannot be estimated until we receive the response.

We anticipate material revenues from this project within one year if the FDA grants marketing approval for Hemopure. We do not anticipate that we will attain profitability, however, until we are able to increase our manufacturing capacity. There are substantial risks and uncertainties relating to whether and when we will obtain FDA approval for Hemopure, the timing of the construction of additional capacity and other factors that may affect our ability to generate a profit from our research and development of Hemopure.

Research and development expenses were $2,380,000 for the third quarter of fiscal 2003, compared to $7,063,000 for the same period in fiscal 2002. Of the expenses for the third quarter of fiscal 2003, $2,170,000 were for BLA support costs and the balance for various expenditures not allocable to any major project. In the corresponding quarter of fiscal 2002, expenditures included $5,003,000 for BLA filing preparation, $854,000 for data organization and analyses for the Phase III orthopedic surgery trial of Hemopure and $1,006,000 in unabsorbed fixed manufacturing costs.

Sales and marketing expenses were $1,969,000 for the third quarter of fiscal 2003, compared to $864,000 for the same period in fiscal 2002. Hemopure-related sales and marketing expenses were $1,337,000 for the third quarter of fiscal 2003, compared to $418,000 for the same period in fiscal 2002. This increase is primarily attributable to increased medical education and market research activities. Oxyglobin-related sales and marketing expenses were $632,000 for the third quarter of fiscal 2003 compared to $446,000 for the same period in fiscal 2002. This increase is due to higher veterinary advertising expenses in support of the new 60 mL bag of Oxyglobin and professional education expenditures.

General and administrative expenses were $3,342,000 for the third quarter of fiscal 2003, compared to $2,569,000 for the same period in fiscal 2002. This increase is primarily due to higher insurance premiums, the absence in fiscal 2003 of a credit realized in fiscal 2002 as an adjustment to previously accrued performance-based incentives, and financing fees.

Other income, net, was $108,000 for the third quarter of fiscal 2003, compared to $210,000 for the third quarter of fiscal 2002. This decrease reflects the Company’s reduced cash balance and lower interest rates earned on such balances.

Nine months ended July 31, 2003 compared to nine months ended July 31, 2002

Total revenues increased 50% to $2,867,000 for the first nine months of fiscal 2003, compared with the corresponding period in fiscal 2002. Domestic sales increased 57% to $2,700,000 for the first nine months of fiscal 2003 compared to the same period last year due to the resumption of shipments of Oxyglobin from our expanded manufacturing facilities this year. During the first nine months of fiscal 2002, Oxyglobin sales were constrained by limited product availability resulting from a temporary shutdown of production during the expansion of the Company’s manufacturing facilities. The Company shipped over 25,000 Oxyglobin units in the United States during the first nine months of fiscal 2003, including more than 2,300 units of the new 60 mL bag during the first three weeks of shipments. Oxyglobin sales in Europe were $167,000 for the first nine months of fiscal 2003, down slightly compared to the same period in 2002.

Cost of revenues was $15,429,000 in the first nine months of fiscal 2003 compared to $4,390,000 for the corresponding period in fiscal 2002. Cost of revenues includes costs of both Oxyglobin and Hemopure, although Hemopure is not currently being sold. Oxyglobin cost of revenues was $5,133,000 for the first nine months of fiscal 2003 compared to $2,491,000 in 2002. This increase was primarily attributable to increased Oxyglobin sales. Because of fixed manufacturing costs, the Company expects that costs to produce Oxyglobin will exceed Oxyglobin revenues until the Company more fully utilizes its manufacturing capacity. Cost of revenues for Hemopure was $106,000 lower in the first nine months of fiscal 2003 than the comparable $10,402,000, including the $8,503,000 that was charged to research and development (not cost of revenues), during the same period in 2002. This decrease in cost

BIOPURE CORPORATION

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
July 31, 2003
(Continued)

of revenues for Hemopure is primarily attributable to capitalizing a portion of the unabsorbed fixed manufacturing costs to inventory in 2003, since it is anticipated that the units produced in this period will be sold.

Research and development expenses include product and process development and engineering, pre-clinical studies, clinical trials, clinical trial materials and, through May 2002, an allocation of unabsorbed fixed costs of manufacturing. Our research and development expenses have continued to be primarily for our one major project —Hemopure development for use in patients undergoing surgery.

The completed Phase III orthopedic surgery trial and BLA for Hemopure cost approximately $37,000,000 over the four years from protocol development to final report. These trial costs include costs incurred at nearly 50 hospitals, trial site monitoring, data management, regulatory consulting, statistical analysis, medical writing and clinical materials and supplies as well as Company personnel engaged in these activities. Costs incurred in filing the BLA include Company personnel and payments to third parties for manufacturing process documentation, medical consultants, regulatory consultants, integrating the safety and efficacy data bases for all clinical trials and pre-clinical studies. Research and development expenses continue to include amounts for support of the BLA review process. These BLA support costs were $6,436,000 for the first nine months of fiscal 2003 and are expected to continue at approximately the same level until the Company completes its response to the letter received from the FDA on July 30, 2003. FDA action could consist of a product approval or requests for additional information, including a requirement to conduct additional pre-clinical or clinical trials. Moreover, an approval could be conditioned on the Company’s agreement to conduct a “Phase IV”, or post-marketing, trial to collect additional data. Consequently, the amount of further expenditures on this major project after an FDA action cannot be estimated until we receive the response.

We anticipate material revenues from this project within one year if the FDA grants marketing approval for Hemopure. We do not anticipate that we will attain profitability, however, until we are able to increase our manufacturing capacity. There are substantial risks and uncertainties relating to whether and when we will obtain FDA approval for Hemopure, the timing of the construction of additional capacity and other factors that may affect our ability to generate a profit from our research and development of Hemopure.

Research and development expenses were $7,462,000 for the first nine months of fiscal 2003 compared to $22,188,000 for the same period in fiscal 2002. Of the first nine months of fiscal 2003 expenses, $6,436,000 were for BLA support costs and the balance for various expenditures not allocable to any major project. In the corresponding period of fiscal 2002, expenditures included $10,778,000 for BLA preparation filing, $2,233,000 for data organization and analyses for the Phase III orthopedic surgery trial of Hemopure and $8,504,000 in unabsorbed fixed manufacturing costs.

Sales and marketing expenses were $4,591,000 for the first nine months of fiscal 2003, compared to $3,938,000 for the same period in fiscal 2002. Hemopure-related sales and marketing expenses were $2,750,000 for the first nine months of fiscal 2003, compared to $2,488,000 for the same period in fiscal 2002. This increase is primarily attributable to increased medical education and market research activities partially offset by a reduction in expenses related to the shipment of $1,252,000 of product to South Africa in fiscal 2002 for use in a pre-launch medical education program, which did not recur in 2003. Oxyglobin-related sales and marketing expenses were $1,841,000 for the first nine months of fiscal 2003 compared to $1,450,000 for the same period in fiscal 2002. This increase was due to the increased volume of Oxyglobin sales associated with the resumption of shipments of Oxyglobin during the first nine months of fiscal 2003, including commissions and increased planning-related activities in Europe.

General and administrative expenses were $9,595,000 for the first nine months of fiscal 2003, compared to $7,233,000 for the same period in 2002. This increase is due to higher insurance premiums, financing fees, a non-cash charge associated with the purchase of common stock by directors and the absence in 2003 of a credit realized in 2002 as an adjustment to previously accrued performance-based incentives. Recruiting and occupancy costs also increased during the first nine months of fiscal 2003 compared to the corresponding period in fiscal 2002.

Other income, net, was $170,000 for the first nine months of fiscal 2003, compared to $821,000 for the first nine months of fiscal 2002. This decrease reflects the Company’s reduced cash balance and lower interest rates. Also included in other income for the first

BIOPURE CORPORATION

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
July 31, 2003
(Continued)

nine months of 2002 was $238,000 received as a contingent payment for a 1998 intellectual property transfer not related to Hemopure or Oxyglobin.

Liquidity and Capital Resources

At July 31, 2003, we had $29,841,000 in cash and cash equivalents. We believe our cash and cash equivalents at July 31, 2003, and the amounts raised since that time are sufficient to fund operations until approximately May 2004 under the Company’s current operating plan. To fund our planned operations through approximately July 31, 2004, the end of the third quarter of our 2004 fiscal year, we estimate that we will need to raise approximately $10,000,000. Because the Company’s funds on hand at October 31, 2002 and forecast sales were not sufficient to fund our operations into fiscal 2004, the audit report of Ernst & Young LLP, the Company’s independent auditor, on our fiscal 2002 financial statements includes a going concern modification. For us to remain a going concern we will require significant funding. We continually explore opportunities to raise capital through equity offerings, strategic alliances and other financing vehicles. However, additional financing or strategic alliances may not be available when needed, or, if available, may not be on favorable terms.

We raised $44,308,000 in net proceeds through the sales of equity securities in the first nine months of fiscal 2003. On December 31, 2002, we raised $1,855,000 in net proceeds from the sale of our Class A Common Stock in a private placement. On March 25, 2003, we raised net proceeds of $12,946,000 from a sale of shares and warrants. We realized $3,036,000 in net proceeds from another sale of shares and warrants on April 16, 2003. We realized $3,134,000 and $2,935,000 in net proceeds from sales of shares and warrants on May 2, 2003 and May 6, 2003, respectively. On July 23, 2003, we realized $16,193,000 in net proceeds from the sale of 3,083,000 shares of common stock.

On April 16, 2003 the Company entered into a Standby Equity Distribution Agreement with BNY Capital Markets, Inc. (CMI) providing for the issuance and sale of up to $10,000,000 of the Company’s Class A Common Stock from time to time through CMI. As of July 31, 2003 the Company had received $3,839,000 in net proceeds under the CMI agreement. Since July 31, 2003, we have raised an additional $6,003,000 in net proceeds from sales under the CMI agreement.

During the third fiscal quarter of 2003, the Company received $450,000 in net proceeds from the exercise of warrants to purchase 123,920 shares of its Class A Common Stock at a price of $3.63 per share. In September 2003, the Company received $2,527,000 in net proceeds from the exercise of warrants to purchase 522,193 shares of our Class A Common Stock.

In December 2001, the Company signed an amended letter of intent with Sumter Realty Group, LLC for the construction and financing of a manufacturing plant in South Carolina, which is designed to produce 500,000 Hemopure units per year and expected to cost approximately $120,000,000. Sumter Realty Group, LLC accepted a letter of commitment from a potential investor for the full $120,000,000 required to finance construction of the new manufacturing facility in South Carolina and in December 2002, Biopure signed a lease agreement with Sumter Realty Group, LLC, which was amended in March 2003 (as amended, the Lease). The terms of the Lease were subject to financial closing and construction by April 1, 2003. The lease expired because the financing was not completed. Sumter Realty Group remains in discussions with investors, but a closing schedule has not been determined. Terms of any new lease are expected to be similar to those of the Lease, as follows: lease payments would start at substantial completion of the facility, expected to be in fiscal 2005. The annual lease payments would be $13,750,000 per year for the first two years and $17,158,000 per year for the balance of the 25-year term. At the conclusion of the 25-year term, the Company would own the facility. In addition, the Company would expect to issue to the potential investor a warrant to purchase up to 2,500,000 shares of Class A Common Stock at $0.01 per share. The Company is committed to pay a finder’s fee, of approximately 2 percent of the net amount financed, to CB Richard Ellis, a real estate consulting firm, when financing for the facility is completed.

As of July 31, 2003, $13,698,000 has been included in property, plant and equipment and $9,847,000 in long-term debt reflecting expenses to date for the engineering and design costs of the planned manufacturing facility in Sumter, S.C. as well as for permits and acquisition of land. Through the third quarter of fiscal 2003, the Company incurred an additional $941,000 of costs for detailed engineering work, including shop drawings for major equipment and steel fabrication, to maintain the timeline for a validated, FDA-approved plant in fiscal 2006. The total $13,851,000 of total expenditures by the Company would be returned as described below.

During fiscal 2001 and 2002, Biopure funded $10,000,000 in project costs for the new facility. Following execution of a final lease agreement, if any, Biopure expects this amount to be refunded within twelve months of FDA approval for Hemopure. The $10,000,000 has been accounted for as a deposit in long-term assets as of July 31, 2003. If FDA approval is not received, the $10,000,000 expenditure will not be returned to the Company and will be treated as a capital expenditure, and as a capital expenditure will be subject to

BIOPURE CORPORATION

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
July 31, 2003
(Continued)

immediate impairment review pursuant to SFAS No. 144. Under the terms of the expired Lease, Sumter Realty Group, LLC would refund the $3,851,000 of additional spending by the Company within six months after financing is completed.

We expect to continue financing our operations, until we are profitable, through sales of securities and joint venture, leasing or licensing arrangements. We will also explore partnering arrangements where appropriate. We have not been profitable since inception and had an accumulated deficit of $415,671,000 as of July 31, 2003. We will continue to generate losses for the next several years.

We plan to spend approximately $3,867,000 for the remainder of fiscal 2003 and fiscal 2004 on capital projects for our existing facilities. The fiscal 2003 planned expenditures of $1,521,000 are included in the cash requirements identified above.

As of October 31, 2002, we had net operating loss carryforwards of approximately $225,600,000 to offset future federal and state taxable income through 2022. Due to the degree of uncertainty related to the ultimate realization of such prior losses, no benefit has been recognized in our financial statements as of July 31, 2003. Utilization of such losses in future years may be limited under the change of stock ownership rules of the Internal Revenue Service.

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

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” (FIN 46) to clarify the conditions under which assets, liabilities, and activities of another entity should be consolidated into the financial statements of a company. FIN 46 requires the consolidation of a variable-interest entity by a company that bears the majority of the risk of loss from the variable interest entity’s activities, is entitled to receive a majority of the variable-interest entity’s residual returns or both. The provisions of FIN 46 are required to be adopted by the Company in fiscal 2003. The Company believes its interest in EHSA (see Note 6) is a variable interest entity under FIN 46 and expects to consolidate its interest beginning in the fourth fiscal quarter of 2003. However, the Company believes the adoption of FIN 46 will not have a material adverse impact on its overall financial position or results of operations.

On May 15, 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (SFAS 150), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. Many of these instruments previously were classified as equity or temporary equity and as such, SFAS 150 represents a significant change in practice in the accounting for a number of financial instruments, including mandatorily redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. SFAS 150 is effective for public companies for all financial instruments created or modified after May 31, 2003, and to other instruments at the beginning of the first interim period beginning after June 15, 2003. The Company has no financial instruments under SFAS 150.

BIOPURE CORPORATION

July 31, 2003

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

BIOPURE CORPORATION

July 31, 2003

Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of July 31, 2003. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)  Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting (as defined under Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

BIOPURE CORPORATION

Part II — Other Information

July 31, 2003

Item 1. Legal Proceedings

The Company is the defendant in a case filed on or about June 16, 2003 by plaintiff Steelhead Investments, Ltd. The complaint alleges that the Company breached a contract with the plaintiff by giving insufficient notice and failing to give notice of offerings of common stock and warrants by the Company in March and April, 2003. The complaint states that the plaintiff has suffered monetary damages in an amount to be determined, but not less than $15.5 million. On September 5, 2003, the Company filed an Amended Answer, Counterclaims, and Third Party Complaint that denied the material allegations of the complaint, asserted defenses, and brought counterclaims against the plaintiff and an affiliate for fraud and other misconduct in connection with execution and performance described in the complaint. The Company intends to defend this case vigorously. At this time, the Company cannot estimate what impact this case may have on it.

Item 2. Changes in Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a vote of Security Holders

None

BIOPURE CORPORATION
Part II — Other Information
July 31, 2003
(Continued)

Item 5. Other Information

Risk Factors

These risks and uncertainties are not the only ones we face. Others that we do not know about now, or that we do not now think are important, may impair our business or the trading price of our securities.

Company Risks

We May Not Be Able to Continue as a Going Concern, as Our Funds Are Sufficient to Fund Operations Only Until Approximately May 2004

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

We expect our cash position to fund operations until approximately May 2004 per our current operating plan. We are exploring opportunities to raise additional capital through equity offerings, strategic alliances and other financing vehicles, but we cannot assure you that sufficient funds will be available to us on terms that we deem acceptable, if they are available at all. The inclusion of a going concern modification in Ernst & Young LLP’s audit opinion may materially and adversely affect our ability to raise new capital.

Our financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have not made any adjustments to our financial statements as a result of the going concern opinion. If we cannot continue as a going concern, we may have to liquidate our assets and we may receive significantly less than the values at which they are carried on our financial statements. Any shortfall in the proceeds from the liquidation of our assets would directly reduce the amounts that holders of our common stock could receive in liquidation.

Failure to Raise Additional Funds May Affect the Development, Manufacture and Sale of Our Products

We require substantial working capital to develop, manufacture and sell our products and to finance our operations until such time, if ever, as we are able to generate positive operating cash flow. We will need additional funding for, among other things, additional pre-clinical and clinical studies to support expanded indications for Hemopure, the commercial launch of Hemopure, which is subject to approval by the FDA in the United States and other regulatory authorities elsewhere, and manufacturing capacity. We expect our cash position to fund operations until approximately May 2004 per our current operating plan.

If additional financing is not available when needed or is not available on acceptable terms, we may be unable to develop products, build manufacturing capacity or fulfill other important goals. A sustained period in which financing is not available could force us to go out of business.

If We Fail to Obtain FDA Approval, We Cannot Market Hemopure in the United States

We will not be able to market Hemopure in the United States unless and until we receive FDA approval. We have filed an application for approval with the FDA, and the application was accepted for review on October 1, 2002. The FDA advised that it would complete its review and take action on the application by August 29, 2003. On July 30, 2003, the FDA sent Biopure a letter stating that the agency had completed its review of the BLA and requesting additional information. We are working on our responses to the FDA questions. However, the FDA could find that our responses do not address its issues adequately and could require additional data or even further clinical trials, including trials for indications other than those for which the pending application seeks approval, prior to approval of Hemopure. Trials are expensive and time-consuming, as is the continuing review process, and we may not have the financial resources to fund any such trials and operations until FDA approval. Despite all of our efforts, the FDA could refuse to grant a marketing authorization.

BIOPURE CORPORATION
Part II — Other Information
July 31, 2003
(Continued)

If We Fail to Obtain Regulatory Approvals in Foreign Jurisdictions, We Will Not Be Able to Market Hemopure Abroad

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

If We Cannot Find Appropriate Marketing Partners, We May Not Be Able to Market and Distribute Hemopure Effectively

Our success depends, in part, on our ability to market and distribute Hemopure effectively. We have no experience in the sale or marketing of medical products for humans. In the event that we obtain FDA approval of Hemopure, we will require assistance to distribute Hemopure effectively.

We believe we might choose to market Hemopure using an independent distributor initially. Any such distributor:

•	might not be successful in marketing Hemopure;

•	might, at its discretion, limit the amount and timing of resources it devotes to marketing Hemopure; and

•	might terminate its agreement with us and abandon our products at any time whether or not permitted by the applicable agreement.

If we do not enter into a satisfactory distributorship agreement, we may not be successful in entering into alternative arrangements, whether seeking an alliance with a pharmaceutical company, or recruiting, training and retaining a marketing staff and sales force of our own.

If We Cannot Generate Adequate, Profitable Sales of Hemopure, We Will Not Be Successful

To succeed as a company, we must develop Hemopure commercially and sell adequate quantities of Hemopure at a high enough price to generate a profit. We may not accomplish either of these objectives. To date, we have focused our efforts on developing our products, establishing their safety and efficacy and seeking marketing approval. Uncertainty exists regarding the potential size of the market for Hemopure and the price that we can charge for it. Additionally, the size of the market will be greatly reduced if reimbursement for the cost of Hemopure is not available.

If We Cannot Obtain Market Acceptance of Hemopure, We Will Not Be Able to Generate Adequate, Profitable Sales

BIOPURE CORPORATION
Part II — Other Information
July 31, 2003
(Continued)

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

We Manufacture Our Products at a Single Location and, If We Were Unable to Utilize this Facility, We Would Not Be Able to Manufacture and Sell these Products for an Extended Period of Time

We manufacture our products at a single location located in Massachusetts with ancillary facilities in Pennsylvania and New Hampshire. Damage to any of these manufacturing facilities due to fire, contamination, natural disaster, power loss, riots, unauthorized entry or other events could cause us to cease the manufacturing of our products. If our Massachusetts manufacturing facility were destroyed, it could take approximately two years or more to rebuild and qualify it. Our proposed new manufacturing facility is expected to take 30 months or more to build, validate and obtain FDA approval to ship product from the new facility. In the reconstruction period, we would not be able to sell our products, exclusive of finished goods in inventory.

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

BIOPURE CORPORATION
Part II — Other Information
July 31, 2003
(Continued)

We Will Face Risks, Including the Risk of Scale-Up of Our Processes, in Any New Construction, and in Turn Could Encounter Delays, Higher than Usual Rejects, Additional Reviews and Tests of Units Produced and Other Costs Attendant to an Inability to Manufacture Saleable Product

We will need to construct additional manufacturing facilities to meet annual demand in excess of our current capacity. If Hemopure receives market acceptance, we may experience difficulty manufacturing enough of the product to meet demand. If we cannot manufacture sufficient quantities of Hemopure, we may not be able to operate profitably. In addition, if we cannot fill orders for Hemopure, customers might turn to alternative products and may choose not to use Hemopure even after we have addressed our capacity shortage.

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

We Have a History of Losses and Expect Future Losses

We have had annual losses from operations since our inception in 1984. In the fiscal years ended October 31, 2000, 2001 and 2002, we had losses from operations of $40,434,000, $52,957,000 and $46,657,000, respectively, and we had an accumulated deficit of $415,671,000 as of July 31, 2003. We expect to continue to incur losses from operations until we are able to develop Hemopure commercially and generate a profit. We cannot ensure that we will ever be able to achieve profitable operations.

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

BIOPURE CORPORATION
Part II — Other Information
July 31, 2003
(Continued)

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

We are aware of two competitors that make periodic disclosures to the public; Northfield Laboratories Inc. and Hemosol Inc. are in advanced stages of developing hemoglobin-based oxygen carriers produced from expired human blood. Northfield’s product is in advanced clinical trials. The products being developed by these companies are intended for use in humans and as such could compete, if approved by regulatory authorities, with Hemopure.

Increased competition could diminish our ability to become profitable or affect our profitability in the future. Our existing and potential competitors:

•	are conducting clinical trials of their products;

•	might have or be able to access substantially greater resources than we do and be better equipped to develop, manufacture and market their products;

BIOPURE CORPORATION
Part II — Other Information
July 31, 2003
(Continued)

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

Investment Risks

Potential for Dilution and Decline of the Price of Our Shares

Our cash on hand is estimated to be sufficient to continue operations until approximately May 2004 under our current operating plan. We will need additional funds to operate beyond this point and are exploring opportunities to raise capital through equity offerings, licensing arrangements and strategic alliances and other financing vehicles that could include an equity component.

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
July 31, 2003
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

Our Stock Price Has Been and May Continue to Be Highly Volatile, which May Adversely Affect Holders of Our Stock and Our Ability to Raise Capital

The trading price of our common stock has been and is likely to continue to be extremely volatile. During the period from November 1, 2000 through September 12, 2003, our stock price has ranged from a low of $2.18 per share (on January 29, 2003) to a high of $32.70 per share (on May 9, 2001). Further information regarding the trading price of our common stock is included on page 17 of our Annual Report on Form 10-K for the fiscal year ended October 31, 2002. Our stock price and trading volume could be subject to wide fluctuations in response to a variety of factors, including the following:

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

BIOPURE CORPORATION
Part II — Other Information
July 31, 2003
(Continued)

External factors may also adversely affect the market price for our common stock. Our common stock currently trades on The Nasdaq Stock Market. The price and liquidity of our common stock may be significantly affected by the overall trading activity and market factors on The Nasdaq Stock Market.

Item 6. Exhibits and Reports on Form 8-K

(a)	The exhibits are listed in the accompanying Exhibit Index.

(b)	A report on Form 8-K was filed on July 18, 2003, reporting that the Company had entered into an agreement for the placement of stock by ThinkEquity Partners, L.L.C.

A report on Form 8-K was filed on July 18, 2003, reporting that the Company had entered into an agreement for the placement of stock by ThinkEquity Partners, L.L.C.

A report on Form 8-K was filed on July 16, 2003 describing the litigation referenced in Item 1, Legal Proceedings, above.

A report on Form 8-K was furnished on May 22, 2003 including the Company’s press release announcing its financial results for the quarter ended April 30, 2003.

A report on Form 8-K was filed on May 14, 2003 reporting the Company had entered into a Standby Equity Distribution Agreement with CMI.

A report on Form 8-K was furnished on September 15, 2003 including the Company’s press release announcing its financial results for the quarter ended July 31, 2003 and a transcript of its earnings release conference call.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOPURE CORPORATION

Date: September 15, 2003	By:	/s/ Ronald F. Richards

Ronald F. Richards Duly authorized officer of the Registrant and Chief Financial Officer

EXHIBIT INDEX

Number	Description

10.1	Agreement concerning sale of common stock, dated August 27, 2003 between Biopure and Carl W. Rausch
10.2	Letter from Thomas A. Moore, dated August 4, 2003 concerning Lock-up of Securities
10.3	Letter from David N. Judelson, dated August 4, 2003 concerning Lock-up of Securities
10.4	Letter from Charles A. Sanders, M.D., dated August 1, 2003 concerning Lock-up of Securities
10.5	Letter from C. Everett Koop, M.D., dated August 1, 2003 concerning Lock-up of Securities
31.1	Certification of Thomas A. Moore pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Ronald F. Richards pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Thomas A. Moore pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Ronald F. Richards pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002