Form 10-K
period 2003-10-31
BIOPURE CORP
filed 2004-01-29
CIK 815508

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2003

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

Common Stock, $0.01 par value per share
Preferred Stock Purchase Rights
(Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☑          No  ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes  ☑          No     ☐

     Based on assumptions relating to the privately held non-voting Class B Common Stock, the aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant on April 30, 2003 was $225,944,528.

     The number of shares outstanding of the registrant’s Class A Common Stock was 44,494,050 on January 26, 2004; the number of shares of the Class B Common Stock as of such date was 117.7.

Documents Incorporated By Reference

Location in Form 10-K	Incorporated Document

Part III	Specifically identified portions of the registrant’s definitive proxy statement to be filed in connection with the registrant’s Annual Meeting to be held on April 7, 2004.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

      This report contains forward-looking statements concerning, among other things, a pending application for marketing approval and other regulatory matters, clinical trials, plans for the development of Hemopure and business strategies. These forward-looking statements are identified by the use of such terms as “intends,” “expects,” “plans,” “estimates,” “anticipates,” “should” and “believes.”

      These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those predicted by the forward-looking statements because of various factors and possible events. Company risks include lack of FDA or any other regulatory approval for our human product in a major market, the difficulty and uncertainty in obtaining regulatory approvals, uncertainty about future physician and market acceptance of our product, our limited manufacturing capacity and capital resources and our lack of commercial experience as a pharmaceutical company. In addition, we are subject to industry risks such as: our industry is highly regulated, keenly competitive and subject to uncertainty of pricing because of controls on health care spending and uncertainty of third-party reimbursement. See “Risk Factors” below in this report.

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

      Hemopure is a first-in-class product that is approved in South Africa for the treatment of adult surgical patients who are acutely anemic, and for the purpose of eliminating, delaying or reducing the need for allogenic red blood cells in these patients. On July 31, 2002, Biopure submitted a biologic license application (BLA) to the U.S. Food and Drug Administration seeking regulatory approval to market Hemopure in the United States for a similar indication in patients undergoing orthopedic surgery. The FDA accepted this application for review on October 1, 2002. In May 2003, Biopure responded to a clinical hold imposed by the FDA, described below, on a clinical trial the Company was proposing for trauma — a proposed new indication. Biopure filed this response as an amendment to the BLA. The FDA subsequently designated this filing as a major BLA amendment, which extended the BLA review period. The FDA completed its review of the BLA and issued a complete response letter to Biopure on July 30, 2003. A complete response letter is one of two types of “action letter” the FDA sends following completion of its review of the BLA. A complete response letter lists the matters, called “deficiencies,” still to be addressed before a product can be approved for the indication applied for. The other type of action letter is an approval letter.

      Following receipt of the complete response letter, the Company communicated with the FDA by correspondence and telephonically to clarify questions and determine the scope of responses to questions that were far-reaching in their documentation requests. As a consequence of these communications the Company arrived at a plan that estimates a response date of June 30, 2004. The Company then requested a meeting with the FDA. During this meeting, which was held on January 6, 2004, the FDA communicated safety and efficacy questions arising from the Phase III orthopedic surgery trial, beyond the questions contained in the complete response letter.

      The Company has identified trauma as a clinical development priority and is working with a committee of military medical researchers and academic trauma experts to develop a clinical development plan for its trauma program. In March 2003 we filed a proposed protocol, or study design, for a Phase II clinical trial of Hemopure that would have addressed acute blood loss in trauma patients in a hospital setting. The FDA put this trial on a “clinical hold” in April 2003, citing safety concerns arising from the Phase III orthopedic surgery trial. The Company and the FDA then engaged in correspondence between May and July concerning the agency’s questions. In May 2003, the FDA had requested three preclinical animal studies as a prerequisite to the Company moving forward with this proposed protocol. The clinical hold was reconfirmed twice, most recently by a letter from the FDA dated July 30, 2003. This letter contained many comments on the trauma application that were the same as comments in the complete response letter and also had some questions that were not in the complete response letter. The Company withdrew the proposed protocol in November 2003.

      During the January 6, 2004 meeting on the BLA the FDA said that it would also require the results of the three preclinical studies requested for the trauma program to be submitted for its review of the BLA. Moreover, the FDA said that these studies are a prerequisite for any further U.S. clinical trials. The studies are designed to assess the product’s effect on blood flow to organs, tissue oxygenation and plasma volume. The FDA has agreed to have a continuing dialogue on these and other aspects of the BLA through meetings in advance of the Company’s reply to the complete response letter. We anticipate that our ongoing dialogue with the FDA on safety issues in the context of the BLA will also further this process for the proposed trauma indication.

      The Company filed protocols for these three studies on December 8, 2003. Once the FDA has reviewed the results of these preclinical studies and Biopure’s responses to issues raised by the FDA on the BLA, the FDA will determine whether additional human clinical trials are required to support an initial Hemopure indication in the United States.

      We expect that the three preclinical studies can be completed, and final reports prepared, within six months after the FDA and the Company agree on the protocols. The Company does not believe, however, that the lack of completing final reports for these studies will cause it to delay responding to the complete response letter.

      Biopure is also developing Hemopure for potential use in other medical applications. In December 2003, Biopure initiated in Europe a Phase II clinical trial of Hemopure as a supportive therapy in elective angioplasty and stent procedure, or percutaneous coronary intervention. The trial is described below in this Item 1, under “Products — Hemopure — Ischemia.”

      Hemopure was approved for commercial sale in South Africa in 2001. There have been no sales to date. During fiscal 2003 surgeons continued to administer Hemopure units we made available without charge for use in South Africa. Biopure gave notice in fiscal 2003 to our exclusive distributor in South Africa that we were terminating our distribution agreement according to its terms. The distributor objected to the termination, and we have been negotiating a termination arrangement with the distributor. We do not know when these negotiations will be complete. Biopure’s intention is to market Hemopure in South Africa through a wholly-owned Biopure subsidiary.

      During the fourth quarter of fiscal 2003, the Securities and Exchange Commission (SEC) began an informal confidential investigation of our public disclosures following the receipt of the complete response letter from the FDA. The inquiry also reached disclosures surrounding the developments in our trauma program described above. On December 22, 2003 the staff of the SEC issued “Wells Notices” indicating its preliminary determination to recommend that the SEC bring a civil injunctive proceeding against the Company, its Chief Executive Officer and its former Senior Vice President, Regulatory and Operations. The Company and individuals have responded to these notices. The staff is continuing to gather information. A number of class actions alleging the same subject matter as the SEC notices have been filed. The SEC investigation and the litigation are described in Note 13 to the consolidated financial statements included in this report.

      In October 2003, Biopure implemented cost reductions designed to minimize ongoing cash burn, which include reducing the number of people employed by approximately 30 percent and decreasing forecast manufacturing expenses for fiscal 2004. These measures represent overall anticipated savings of approximately $12 million in fiscal 2004. Our independent auditors have included a going concern modification in their audit opinion on our consolidated financial statements for the year ended October 31, 2003.

      In the fourth quarter of fiscal 2003, the Company reserved $773,000 of inventory of Hemopure that will expire by June 2005 if not used. The reserve was based on the Company’s projected timing of future sales, if any, and the need to ship to customers product with adequate remaining shelf life.

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

      Red blood cell transfusions have certain risks and limitations. As HIV, hepatitis, West Nile Virus and other pathogens have contaminated portions of the world’s blood supply, the need for a purified, pharmaceutical quality oxygen-carrying product has become increasingly apparent. There is currently no 100 percent effective method for detecting blood-borne diseases and no method for sterilizing donated blood. As a result, the risk of disease transmission from donated blood is an ongoing concern to physicians and patients. Handling errors in typing and cross-matching blood, as well as the inadvertent introduction of pathogens, can also have significant medical consequences. Blood typing and handling requirements, particularly refrigeration, limit the feasibility of using red blood cell transfusions in pre-hospital emergency treatment. Shortages of certain types of blood can occur due to seasonal factors or disasters. Donated red blood cells are available for use in transfusions for only 42 days after collection, and this limitation affects the ability to stockpile red blood cell supplies. Although freezing can extend the life of red blood cells, the freezing and thawing processes require chemical treatment of the red blood cells and reduce the immediate availability and efficacy of those red blood cells. Finally, the longer red blood cells are stored, the longer it takes them to reach their maximum oxygen-releasing capacity and the more they break down, limiting their effectiveness in delivering oxygen upon transfusion. Red blood cells lose approximately 75 percent of their immediate oxygen-releasing ability after eight days of storage; the oxygen-releasing ability increases in the hours following transfusion. Blood banks generally release the longest stored blood first to prevent outdating after 42 days.

      Red blood cell transfusions generally are not effective for ischemic conditions caused by blockage or constriction of blood vessels. In such situations, an obstructed or constricted blood vessel that is too narrow to permit the normal passage of red blood cells can prevent oxygen from reaching the body’s tissues. Similarly, red blood cell transfusions are generally not effective in overcoming poor oxygenation due to impaired heart or lung function.

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

      For anemia in non-acute situations, there are currently three biological products on the market. These products are formulations of a protein called erythropoietin. Erythropoietin stimulates the body’s ability to produce red blood cells. In a surgical setting, these products are administered in anticipation of blood loss during surgery, thereby potentially reducing the need for red blood cell transfusions. However, erythropoietin does not deliver oxygen to the body’s tissues and does not act as a blood volume expander. As a result, these products are not effective in treating acute blood loss and are generally not used in cases of unplanned surgeries or emergency need. In addition, the labels on these products caution against their use in patients undergoing cardiac surgery.

      As described below under “Biopure’s Oxygenation Technology,” Biopure’s products are intended to add to the therapies available for anemia. The following section also describes the advantages and disadvantages of Biopure’s products as compared with blood. The next following section, “Biopure’s Products,” gives safety findings from clinical trials.

Biopure’s Oxygenation Technology

      Biopure has two proprietary oxygen therapeutic products that are similar except for their molecular size distributions. Biopure defines its products as therapeutics because they remediate oxygen deprived tissues. One administers these products intravenously. Biopure’s products are made from hemoglobin that has been extracted from bovine red blood cells and then purified, chemically modified and cross-linked for stability. The resulting hemoglobin solutions do not contain red blood cells and, for the final product, are formulated in a balanced salt solution similar to Ringer’s lactate.

      The average Hemopure molecule is less than 1/1000th the size of a red blood cell. Once infused into a patient, the Hemopure molecules disperse throughout the plasma (the fluid part of blood) and are in continuous contact with the blood vessel wall where oxygen transport to tissues takes place.

      Upon infusion into the bloodstream, Hemopure immediately turns the plasma into an oxygen-delivering substance. Plasma flows everywhere that blood ordinarily flows and can also bypass partial blockages or pass through constricted vessels that impede the normal passage of red blood cells.

      In addition, introducing Hemopure into the bloodstream may enable red blood cells to transport more oxygen to the tissues than they otherwise would.

      Hemopure molecules hold the same amount of oxygen as the hemoglobin molecules in red blood cells on a gram-for-gram basis. Hemopure molecules, however, are chemically modified to have less affinity for oxygen than red blood cells, enabling Hemopure to take up oxygen from the lungs and release it to tissues more efficiently than red blood cells. Human hemoglobin, unlike bovine hemoglobin, depends on the action of

2,3 diphosphoglycerate, or 2,3 DPG, a substance found in high concentrations only within the red blood cell, for optimal onloading and offloading of oxygen to tissues. The 2,3 DPG breaks down rapidly in stored blood, causing red blood cells to lose approximately 75 percent of their ability to immediately release oxygen after eight days of storage. The 2,3 DPG breakdown reduces the oxygen offloading efficiency of transfused red blood cells until 2,3 DPG levels are restored, a process that can require hours. Biopure’s bovine hemoglobin permits the efficient offloading of oxygen in the absence of 2,3 DPG, thereby allowing Hemopure to be at its optimal oxygen offloading effectiveness immediately upon infusion.

      Hemoglobin molecules in different species have demonstrated low antigenicity, which means that they do not readily elicit an immune or allergic response. Biopure has confirmed Hemopure’s low antigenicity, as indicated by the absence of certain effects, through non-animal studies in the laboratory, studies in living animals and human clinical trials.

      The following chart lists Hemopure’s characteristics in comparison to transfused red blood cells:

Characteristic	Hemopure	Transfused Stored Red Blood Cells

Onset of action	Immediate — not 2,3 DPG- dependent	Initially limited — 2,3 DPG- dependent
Oxygen affinity	More efficient oxygen release to tissues	Less efficient oxygen release to tissues
Oxygen transport	Red blood cells and Hemopure molecules in plasma	Red blood cells; plasma a minor contributor
Risk of disease transmission	Product purity maintained through raw material controls and a reproducible and controllable pharmaceutical manufacturing process that is validated to remove potential pathogens; no leukocyte, or white blood cell, exposure	Risk minimized by testing, donor selection and administration protocols and ongoing surveillance for emerging pathogens; leukocyte exposure
Storage	Room temperature; no loss of efficacy	Refrigeration required; loss of efficacy
Shelf life	36 months	42 days
Compatibility	Universal	Type-specific
Preparation	Ready-to-use	Requires typing and cross- matching
Viscosity	Low	High
Raw material source	Controlled	Not controlled
Duration of action (time the product remains active in the body)	One to three days, depending on dose	Estimated 60 to 90 days

      In addition to Hemopure’s use as an alternative to red blood cell transfusions in surgery, human clinical testing and preclinical animal studies suggest that Hemopure also could be a readily available therapeutic for other potential applications. These applications may include the treatment of trauma and ischemic conditions, such as stroke and heart attack, or improving the effectiveness of radiation and chemotherapy against malignant hypoxic tumors.

      Hemopure has a 36-month shelf life without refrigeration (2 degrees to 30 degrees centigrade), is universally compatible and can be stocked well in advance of anticipated use. Consequently, when blood is not available, Hemopure could be used to maintain a patient until the needed type and quantity of red blood cells arrive, until the patient can be transported to a hospital or until a patient’s body replenishes its own red blood cells. We refer to use in these contexts as an Oxygen BridgeTM. Hemopure may be particularly well suited for this Oxygen Bridge function because the duration of action of an infusion of a single unit is between one and two days with 50 percent of the Hemopure molecules retained in the circulatory system for 19 to 24 hours following administration. In clinical trial data, Biopure observed that dosing with more than one unit or the redosing of Hemopure over several days can support patients over several days.

      Hemopure has certain disadvantages when compared to red blood cells. Transfused red blood cells have a longer duration of action and can persist in the body for an estimated 60 to 90 days. Hemopure, on the other hand, has a half-life of up to one day and, depending on the degree of anemia of the patient, may require repeat administration. In addition, it is anticipated that Hemopure will be more expensive than transfused red blood cells when compared on a unit-to-unit basis. In addition, the doses of Hemopure used in our clinical trials to date are insufficient to sustain a patient experiencing uncontrolled massive blood loss. Thus, some patients who are administered Hemopure may still require red blood cell transfusions in addition to Hemopure.

Biopure’s Products

      Our two products, Hemopure and Oxyglobin, are oxygen-carrying biological drugs called “oxygen therapeutics.” Hemopure is our product for human use. In fiscal year 2002, we filed an application with the FDA seeking regulatory approval to market Hemopure in the United States for the treatment of the signs and symptoms of acute anemia in adult patients undergoing orthopedic surgery, and for the purpose of eliminating or reducing the need for red blood cells in these patients. Oxyglobin, our veterinary product, is approved for sale in both the United States and the European Union for use in the treatment of anemia in dogs, regardless of the cause of the anemia. Oxyglobin is marketed and sold to veterinary hospitals in the United States and Europe, and commercial sales of Oxyglobin have resulted in thousands of administrations in animals. We have tested Hemopure in clinical trials involving 1,467 humans, of whom 806 were administered Hemopure. On a “compassionate use” basis, Hemopure has been administered as an Oxygen BridgeTM to 33 human patients in the United States with life threatening anemia when compatible red blood cells were unavailable or unacceptable. In South Africa, where Hemopure has marketing approval but has not yet been offered for sale, it has been administered to approximately 290 patients. Hemopure and Oxyglobin have been tested in over 200 completed preclinical studies.

Hemopure

      We believe Hemopure can be developed for several indications. In South Africa, the product is approved for the treatment of surgery patients with acute anemia and for the elimination, delay or reduction of donated red blood cell transfusions in these patients. As described below, in the United States we are seeking a similar indication in orthopedic surgery, as an alternative to red blood cell transfusions. We believe that preclinical animal studies and observations from our human clinical trials support the clinical investigation of other potential product indications, including general surgery, trauma, ischemic conditions such as stroke and heart attack, and oxygenation of malignant hypoxic tumors. We have begun a pilot safety trial of Hemopure in Europe as a supportive therapy in patients with coronary artery disease who are undergoing elective angioplasty and stent procedure, or percutaneous coronary intervention. We have also been preparing for clinical trials and have completed a number of preclinical studies for a possible indication to treat acute blood loss in trauma patients. We have substantial funding available from the U.S. Department of Defense to support trauma development. Our efforts to clinically develop Hemopure for various product indications are described in further detail below.

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

      We believe that Biopure’s clinical trials have demonstrated Hemopure’s efficacy as an alternative to red blood cell transfusions in patients undergoing elective orthopedic surgery as measured by the avoidance of red blood cell transfusions in these patients. In all of Biopure’s advanced clinical trials, Hemopure’s efficacy as an oxygen therapeutic was evaluated by determining, within the context of a written set of guidelines known as a protocol, the percentage of patients given Hemopure who did not require a subsequent transfusion of red blood cells. In these trials, Hemopure was administered only to patients who needed a red blood cell transfusion. Trial design limited the amount of Hemopure that could be infused and the number of post-operative days during which it could be infused. Hemopure’s clinical trials that have been completed and analyzed demonstrate clinically significant elimination of red blood cell transfusions. Elimination was deemed to occur if the patient did not require a subsequent red blood cell transfusion. Elimination was deemed not to occur if the patient was administered a red blood cell transfusion for any reason.

      The following chart summarizes the advanced clinical trials that Biopure has completed for Hemopure as an alternative to red blood cell transfusions.

				% of Patients
			No. of Total	Treated with
			Patients/No. of	Hemopure that
		Dosing: Grams Hemoglobin	Patients Treated	Avoided Red Blood
Type of Surgery	Development Status	(Units Hemopure)	with Hemopure	Cell Transfusion

Elective orthopedic surgery	Phase III trial completed in U.S., Canada, Europe and South Africa	Up to 300 grams (10 units) over 6 days before, during or after surgery	688/350	59%
Non-cardiac elective surgery	Phase III trial completed in Europe and South Africa, the basis for filing in South Africa in July 1999	Up to 210 grams (7 units) over 6 days before, during or after surgery	160/83	43%
Post cardiopulmonary bypass surgery	Phase II trial completed in the U.S.; supportive trial for the South African July 1999 filing	Up to 120 grams (4 units) over 3 days post-surgery	98/50	34%
Aortic aneurysm reconstruction surgery	Phase II trial completed in the U.S. and Europe; supportive trial for the South African July 1999 filing	Up to 150 grams (5 units) over 4 days; first dose administered during or after surgery	72/48	27%

      U.S. Phase III Orthopedic Surgery Trial. Biopure’s application to the FDA for approval to market Hemopure includes a U.S. Phase III trial and a Non-U.S. Phase III trial. The U.S. Phase III trial was in elective orthopedic surgery. Elective orthopedic surgery includes non-emergency surgery involving bones and joints, including spinal surgery and the repair of orthopedic fractures in stabilized trauma patients. The primary efficacy objective of this trial was the avoidance of red blood cell transfusions for six weeks after orthopedic surgery. The safety objective of the U.S. Phase III trial is that patients treated with Hemopure have outcomes no worse than patients treated with red blood cells per the statistical methodology defined in the study analysis plan. Biopure designed this randomized, red blood cell controlled, multi-center study to enroll a total of 640 patients in the United States, Europe, Canada and South Africa, of whom approximately one-half would be in the Hemopure treatment group and the other half would receive red blood cells. The final enrollment of treated patients was 688; 350 randomized to the Hemopure treatment group and 338 to the red blood cell treatment group. Up to 300 grams of hemoglobin, or ten units of Hemopure, could be infused before, during or after surgery for a total of up to six treatment days. The primary efficacy objective of this trial, the elimination of red blood cell transfusions in at least 35 percent of the patients who received Hemopure, was achieved.

      Non-U.S. Phase III Non-cardiac Surgery Trial. Biopure completed a Phase III trial in Europe and South Africa in 1998 in non-cardiac surgery. Non-cardiac surgery refers to surgery that does not involve the heart and can include surgery of the digestive or urinary tract as well as orthopedic surgery. The primary objective of this trial was the avoidance of red blood cell transfusions for 28 days after non-cardiac surgery. This randomized, red blood cell controlled, multi-center study enrolled 160 patients, of which 83 were randomized to the Hemopure treatment group and 77 to the red blood cell treatment group. Up to 210 grams of hemoglobin, or seven units of Hemopure, were permitted during a six-day treatment period. The trial resulted in the clinically significant elimination of red blood cell transfusions in 43 percent of the patients who received Hemopure in the intent-to-treat population.

      U.S. Phase II Post-Cardiopulmonary Bypass Surgery Trial. A randomized, double-blind, red blood cell controlled, multi-center study in post-cardiopulmonary bypass surgery patients was completed in 1997. During cardiopulmonary bypass surgery, patients are connected to a heart and lung machine that replaces functions of the heart and lungs during surgery. The primary objective of this trial was the avoidance of red blood cell transfusions for 28 days after surgery. The study treated 98 patients, 50 of whom were infused with Hemopure and 48 of whom were treated with red blood cells. Up to 120 grams of hemoglobin, or four units of Hemopure, were administered over a three-day treatment period following surgery. The trial resulted in the clinically significant elimination of red blood cell transfusions in 34 percent of the patients that received Hemopure. In this study, 100 percent of the patients who received Hemopure did not require any red blood cells during the day of surgery.

      Additionally, we observed that the hematocrit, which is a measure of the packed red blood cell volume as a percentage of total blood volume, of the patients treated with Hemopure was similar to that of the red blood cell treated patients at both six and 28 days post-surgery. This trial was reported in the Journal of Thoracic and Cardiovascular Surgery, July 2002.

      U.S. Phase II Aortic Aneurysm Reconstruction Surgery Trial. In 1998, Biopure completed a randomized, red blood cell controlled, multi-center trial in abdominal aortic aneurysm reconstruction surgery. Aortic aneurysm reconstruction surgery involves repairing a damaged segment of the aorta, the body’s principal artery. This study treated 72 patients, of which 48 were randomized to the Hemopure treatment group and 24 to the red blood cell treatment group. The maximum dosage was 150 grams of hemoglobin, 30 grams more than the post cardiopulmonary bypass trial. Usually aortic aneurysm reconstruction surgery involves much more blood loss than post cardiopulmonary bypass surgery. In this trial, Hemopure was used during the surgery in contrast to the post cardiopulmonary bypass trial, where use began after surgery. The trial resulted in the clinically significant elimination of red blood cell transfusions in 27 percent of the patients that received Hemopure. The trial was reported in the Journal of Vascular Surgery, February 2000.

      Safety Summary. In 21 completed clinical trials, 797 patients received Hemopure and 661 control group patients received allogenic red blood cells and/or colloidal or crystalloid fluids. Some patients in the Hemopure-treated group also received allogenic red blood cells and/or other fluids per the trial design.

      Based on the integrated safety database in our current BLA, which combines data across all of the trials, 93% of the patients in the Hemopure group and 88% of the control group patients experienced at least one adverse event (AE), and 23% of the Hemopure patients and 18% of the control group patients experienced at least one serious adverse event (SAE). As expected, the incidence of AEs and serious AE’s (SAEs) increased in both groups as patients’ transfusion needs increased. Many of these events are commonly experienced by surgery patients.

      AEs that occurred in the Hemopure group at greater than or equal to 5% increased incidence compared with the control group included transient yellow skin discoloration (not associated with liver dysfunction), nausea, mild to moderate increase in blood pressure (10 to 20 mm/Hg), vomiting, low urine output, difficulty swallowing, flatulence, and low red blood cell count. These AEs were generally transient and manageable.

      SAEs that occurred statistically significantly more often (pSS0.1) in the Hemopure group were postoperative bleeding (0.9% vs. 0%, p=0.018) and stroke (1.0% vs. 0.2%, p=0.046), none of which were reported by the treating investigator as associated with Hemopure. The increased incidence of reported postoperative bleeding in the Hemopure group may be attributable to wound seepage of plasma that has a pinkish discoloration due to the presence of Hemopure. When stroke is combined with other clinically relevant syndromes (transient ischemic attack and other reversible ischemic neurological events) the incidence is comparable (not statistically significantly different) between the two groups (1% vs. 0.5%, p=0.363). The incidence of heart attack (1.1% Hemopure vs. 0.5% control, p=0.244), acute renal failure (0.6% vs. 0.5%, p=0.735) and death (3.1% vs. 2.1%, p=0.257) was also comparable between patient groups. The SAE of intestinal infection occurred statistically significantly more often in the control group (0% Hemopure vs. 0.5% control, p=0.093). The p-value is a measure of statistical significance, stating the probability of the observations happening by chance. The difference in the incidence of SAEs between the treatment group is deemed statistically significant when “p” is less than or equal to 0.1.

      As discussed above on pages 2 to 3, the FDA has expressed concerns about the current Hemopure marketing application, or BLA, based on safety and efficacy questions arising from the Phase III orthopedic surgery trial. Following its review of the requested preclinical animal study results and our responses to the issues raised by the FDA, the FDA will determine whether additional human clinical trials are required for an initial Hemopure indication in the United States. We believe we can complete the requested animal studies within approximately six months after we and the FDA agree on the study protocols, and we continue to believe Hemopure is both safe and effective for the treatment of surgical patients who are acutely anemic.

     Trauma(1)

      In March 2003, the U.S. Naval Medical Research Center (NMRC) signed a collaborative research and development agreement (CRADA) with Biopure to help fund and conduct a randomized, standard therapy controlled trial of Hemopure in out-of-hospital resuscitation of patients with severe hemorrhagic shock. Entitled “Restore Effective Survival in Shock” (RESUS), the trial is intended to support an indication for out-of-hospital military and civilian trauma applications.

      Before U.S. trauma trials of Hemopure can move forward, we must address the FDA’s safety questions and submit the results of the three FDA-requested preclinical studies, described above, for the agency’s evaluation. In addition, because the RESUS protocol involves waiver of patient informed consent (WIC), regulations require that we submit a separate investigational new drug application (IND). Once a new IND is assigned and the final protocol is agreed upon with the FDA, the participating hospitals’ internal review boards must approve the protocol. This process may require obtaining separate approvals at each trial site for the WIC community notification program, which begins prior to patient enrollment, and for the actual initiation of patient enrollment.

      To date, approximately $14 million in Congressional, Navy and Army funding has been appropriated, granted or otherwise earmarked to support the trauma development program for Hemopure. In South Africa, the Medicines Control Council has approved a protocol for a single-center Phase II clinical trial of Hemopure in trauma patients in the hospital setting. Funding from congressional appropriations administered by the U.S. Army (which is separate from the CRADA with NMRC) would support this trial in South Africa, if it is started, and is supporting four key ongoing preclinical animal studies of Hemopure in the United States(2). A portion of these appropriations may also help fund the proposed RESUS out-of-hospital trauma trial. In the United States, Biopure has withdrawn a proposed protocol for an in-hospital trauma trial, which the FDA put on clinical hold.

(1)	The content of this document does not necessarily reflect the position or the policy of the U.S. Government or the Department of Defense, and no official endorsement should be inferred. Completion of the proposed RESUS clinical trial of Hemopure in trauma is contingent upon further funding.

(2)	$4,502,900 is from Grant DAMD17-02-1-0697. The U.S. Army Medical Research Acquisition Activity, 820 Chandler Street, Fort Detrick MD 21702-5014 is the awarding and administering acquisition office.

Biopure is working on the out-of-hospital RESUS protocol with the NMRC, Army and Air Force medical researchers, and academic experts in trauma, emergency medicine, critical care and statistics.

      The NMRC is also currently testing Hemopure in preclinical experiments in swine models of hemorrhagic shock that mimic military trauma scenarios. At the annual scientific meeting of the Eastern Association for the Surgery of Trauma (EAST) in January 2004, investigators from the NMRC, Walter Reed Army Medical Center, Biopure and Yale University presented the results of an experiment comparing a low-volume resuscitative fluid [Hetastarch (6%)] to Hemopure in a swine model of uncontrolled hemorrhagic shock incorporating liver injury and delayed evacuation. The results showed that, despite mild blood vessel constriction, Hemopure more effectively stabilized hemodynamics, urine output and tissue oxygenation, decreased fluid requirement and blood loss, and increased survival compared with the material used in the control animals.

      In the October 2003 issue of the Journal of Trauma, Injury, Infection, and Critical Care, medical researchers from Wilford Hall Medical Center (WHMC) at Lackland Air Force Based reported results of preclinical studies designed to evaluate the effectiveness of Hemopure compared with other low-volume resuscitation fluids in a swine model of controlled hemorrhagic shock. The study results suggest that Hemopure may be an effective primary resuscitation fluid for military or rural trauma settings where logistical constraints and prolonged transport times are common.

     Ischemia

      The ability of Hemopure molecules to circumvent partial occlusions could potentially benefit patients suffering from ischemic conditions by supplying oxygen to tissues that are receiving inadequate numbers of red blood cells. Inadequate tissue oxygenation due to partial vessel blockage or constriction can cause heart attack, angina and transient ischemic attack, which is a precursor to stroke. In these situations, treatment with red blood cell transfusions would not be effective because red blood cells are too large to navigate around blockages. Biopure has completed preclinical studies with results supporting these potential indications. At the annual meeting of the American Society of Anesthesiologists (ASA) in October 1999, medical researchers from University Hospital Eppendorf in Hamburg, Germany, presented data from a preclinical canine study demonstrating that Hemopure sustained heart tissue oxygenation and heart function during 90 percent constriction of a coronary artery [Anesthesiology. 1999;91(3A):A697. Abstract].

      In December 2003, Biopure began a multi-center European Phase II clinical trial as a pilot safety study of Hemopure in the setting of elective angioplasty and stent procedures in percutaneous coronary intervention (PCI). This pilot trial will assess the safety of the product in adult patients with coronary artery disease. Approximately 45 patients will be evenly randomized to intravenously receive placebo or 15 or 30 grams of hemoglobin in the form of Hemopure before undergoing PCI. Patients will be monitored until discharged from the hospital and at 30 days post-infusion.

      The trial will be conducted in the cardiac catheterization laboratories at academic hospitals in The Netherlands, Belgium and Germany. Patient enrollment is underway at the lead center, Erasmus University Medical Center in Rotterdam.

Oxyglobin

      Oxyglobin is similar to Hemopure except for its molecular size distribution. The FDA Center for Veterinary Medicine approved Oxyglobin in 1998 and the European Commission approved Oxyglobin in 1999, in both cases for the treatment of canine anemia, regardless of the cause of the anemia. Anemia in dogs often results from blood loss, disease or ineffective red blood cell production. Oxyglobin sales were $4.0 million in fiscal 2003, $2.0 million in fiscal 2002 and $3.5 million in fiscal 2001. The decline in fiscal 2002 sales is attributable to a plant shutdown to permit the Company’s expansion of manufacturing capacity and to the need for regulatory approval to ship product manufactured at its facilities post-expansion.

      As of December 31, 2003, we had no backorders for Oxyglobin. As of December 31, 2002 we had $1.3 million in backorders, attributed to the plant shutdown during expansion. All of the backlog was filled in fiscal year 2003.

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

Raw Material Source

      Our products consist of bovine hemoglobin that has been purified, chemically modified and cross-linked for stability. Controlled herds of U.S. cattle raised for meat provide the raw material, bovine hemoglobin, used in our products. Cattle must meet the requirements of a herd management program we have in place to confirm origin, health, feed and quality of the cattle to be used as a raw material source. Suppliers to Biopure contract to maintain traceable records on animal origin, health, feed and care to assure the use of known, healthy animals. These safety standards and the fact that Biopure’s pharmaceutical manufacturing process is validated to remove potential pathogens, if present, provide controls that currently are not and cannot be established for donated human blood.

Raw Material Collection and Safety

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

      We have validated and scientifically tested our patented purification and manufacturing process to remove potential pathogens, if present in our raw material. Pathogens include bacteria, viruses such as those leading to hepatitis and AIDS, and the transmissible spongiform encephalopathies (TSE) that cause rare neurological disorders such as “mad cow disease” and its human equivalent. The validation of a process means that we have tested and documented it to ensure that it does what it is supposed to. Health and regulatory authorities have given guidance directed at three factors to control these diseases: source of animals, nature of tissue used and manufacturing process. We comply with, and believe we exceed, all current guidelines regarding such risks for human pharmaceutical products. Bovine red blood cells do not contain prions. In addition, the European Directorate for the Quality of Medicines (EDQM) granted a “Certification of Suitability of Monographs of the European Pharmacopoeia” for our veterinary product, Oxyglobin, in 2001 and for Hemopure in fiscal 2003. This certification is required for all human and veterinary medicinal products that are manufactured from ruminant materials and marketed in the European Union, and it represents the Council of Europe’s official acknowledgment of the acceptability of Oxyglobin and Hemopure with regard to transmissible spongiform encephalopathy agents.

Manufacturing Processes

      A cell washing filtration process removes plasma proteins in the bovine blood. Washed cells are next placed in a centrifuge that separates the red blood cells from other, remaining blood components. The hemoglobin is extracted from the red blood cells and is then diafiltered to remove red blood cell wall debris and other contaminants. The resulting material is a cell-free hemoglobin intermediate. A semi-continuous purification process involving a high performance liquid chromatography process purifies the hemoglobin intermediate. Next, the purified hemoglobin is polymerized, or linked, by the addition of a cross-linking agent. Polymerized and stabilized material is placed into a physiologic solution, then fractionated if required, and concentrated. The final product is filtered into sterilized batch holding tanks until it is sterile, and then it is filled into bags.

Marketing

Hemopure

      Biopure expects to market Hemopure initially to hospitals. Biopure recognizes that it is crucial to establish a core understanding among opinion leaders that Hemopure fills an important medical need and that systematic development of opinion leader advocacy is necessary for capturing and maintaining a leadership position. Biopure expects to use publications and educational forums, such as seminars and presentations at meetings of medical specialists. Biopure has trained approximately 400 doctors and nurses in South Africa in the use of the product. Biopure also made 2,000 units available for use in South Africa without charge. Biopure engaged a distributor in South Africa in 2000. That relationship is being terminated, and Biopure is considering alternative arrangements.

      Biopure will explore various means of selling Hemopure elsewhere. Among other options, the Company may seek to enter into licensing or co-marketing agreements for parts or all of the world. Alternatively, it could engage “contract” sales organizations from vendors, contract pharmaceutical companies that supply sales services or recruit and train its own marketing and sales force.

Oxyglobin

      Biopure estimates that there are at least 15,000 small animal veterinary practices in the United States, another 4,000 mixed animal practices treating small and large animals in the United States and approximately 22,000 small animal practices in Europe. Biopure believes that the average veterinary practice treats only a small percentage of canine anemia cases with a red blood cell transfusion. The remaining animals receive either cage rest or treatment such as fluid administration, iron supplements, nutritional supplements or inspired oxygen.

      Biopure sells Oxyglobin to veterinarians in the United States through veterinary product distributors. No veterinary practice accounts for as much as one percent of Oxyglobin sales. Orders are drop shipped by Biopure directly. In Europe, Oxyglobin is imported by a pharmaceutical company that releases each lot through its quality assurance personnel. It is then purchased by distributors and wholesalers and resold to veterinarians.

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

Competition

      Hemopure will compete with traditional therapies and with other oxygen delivery pharmaceuticals. Comparisons with traditional therapies, including red blood cell transfusions, are described under “— Scientific Overview,” “— Biopure’s Oxygenation Technology” and “— Biopure’s Products.” In addition, cost may be a competitive factor in traditional therapies.

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

      We believe that the competitive factors for our oxygen therapeutics will be efficacy, safety, ease of use and cost. We believe that we have significant advantages as compared to our competitors’ pharmaceuticals, including:

•	patents covering our processes, our products and their uses;

•	long-term room temperature stability;

•	operational manufacturing facility;

•	ample, controlled raw material source;

•	marketing approval in South Africa;

•	Marketing application filed with the FDA; and

•	FDA and European Commission approvals of Oxyglobin and the facilities that produce it and usage by veterinarians.

      Some of our competitors and potential competitors may have greater financial and other resources to develop, manufacture and market their products. Existing competitors of which we are aware in the development of hemoglobin-based oxygen therapeutics, Northfield Laboratories Inc. and Hemosol Inc., use hemoglobin extracted from human red blood cells as their raw material. The Northfield product is currently in a pivotal, U.S. Phase III clinical trial, and a Phase III clinical trial for the Hemosol product was stopped by Hemosol. Hemosol has stated to the public that it might resume human trials following investigation into the events that caused it to stop the trial. We believe that two privately held companies are conducting clinical trials of hemoglobin based oxygen carriers in Europe: one a Phase III clinical trial and one a Phase II. We are not aware of any competitor that has completed a pivotal, U.S. Phase III clinical trial of a product as an alternative to red blood cell transfusions in surgery. Biopure believes that its use of bovine red blood cells is an advantage over products made from outdated donated human red blood cells because of the availability, abundance, ability to control source, cost and relative safety of bovine red blood cells. However, the use of bovine derived blood products may encounter resistance from physicians and patients. Among other things, public perceptions about the risk of “mad cow disease” may affect market acceptance of Hemopure. We also believe that competitors may find it difficult to make or offer a hemoglobin-based oxygen carrier product having the product characteristics of Hemopure without infringing on one or more of our patents.

      Biopure knows of no companies developing oxygen therapeutic products intended to compete with Oxyglobin in the veterinary market.

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

      In total, we have 24 U.S. patents granted and 11 applications pending relating to our oxygen therapeutics. Our granted U.S. patents include:

•	three patents covering an ultra-purification process for hemoglobin solutions, regardless of the source of hemoglobin, two of which expire in 2006 and one of which expires in 2014; two patents covering the ultra-pure oxygen therapeutic solutions produced by this process expiring in 2009; one patent covering the chromatography purification of the hemoglobin solution, expiring in 2015; and one patent expiring in 2021 that covers the use of defibrinated bovine blood;

•	three patents regarding compositions having improved stability, of which two expire in 2015 and the third expires in 2016, and one patent covering processes for producing these compositions which expires in 2016;

•	four patents, all of which expire in 2015, covering improvements in preservation of such hemoglobin solutions;

•	two patents, which expire in 2015 and 2016, covering improved methods for separating polymerized from unpolymerized hemoglobin;

•	two patents, which expire in 2015, covering methods of oxygenating tissue affected by inadequate red blood cell flow;

•	one patent, which expires in 2016, covering the removal of pathogens, if present, from Biopure’s source material;

•	three patents, which expire in 2011, 2014 and 2015, covering methods for treating tumors; and

•	one patent, which expires in 2010, covering a sample valve for sterile processing.

      We believe that it is not economically practicable to determine in advance whether our products, product components, manufacturing processes or the uses of our products infringe the patent rights of others. It is likely that, from time to time, we will receive notices from others of claims or potential claims of intellectual property infringement or we may be called upon to defend a customer, vendee or licensee against such third-party claims. Responding to these kinds of claims, regardless of merit, could consume valuable time or result in costly litigation, which in turn could harm our business. Responding to these claims also could require us to enter into royalty or licensing agreements with the third parties claiming infringement, or else cease the activity alleged to infringe a third party’s rights. Such royalty or licensing agreements, if available, may not be available on terms acceptable to us.

Employees

      As of January 19, 2004, we employed 164 persons. None of our employees are covered by a collective bargaining agreement. We believe our relations with our employees are good.

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

      Preclinical studies include laboratory evaluation of the product and animal studies to assess the safety and potential efficacy of the product. The results of the preclinical studies, together with manufacturing information and analytical data, are submitted to the FDA as part of the IND. The IND automatically becomes effective in 30 days unless the FDA, before that time, raises concerns or questions and imposes a “clinical hold.” In such a case, the IND sponsor, in our case Biopure, and the FDA must resolve any outstanding concerns before the trial can proceed. Once trials have commenced, the FDA may stop the trials, or particular types of trials, by imposing a clinical hold because of concerns about, for example, the safety of the product being tested or the trial design.

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

Foreign Regulation

      We will be subject to a variety of regulations governing clinical trials and sales of our products outside the United States and are currently subject to requirements of law in South Africa. Prior to the commencement of product marketing in a country, we must obtain approval of our products by the comparable non-U.S. regulatory authorities whether or not we have obtained FDA approval. The approval process varies from country to country and the time needed to secure approval may be longer or shorter than that required for FDA approval. These applications require the completion of extensive preclinical and clinical studies and manufacturing and controls information.

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

      Biopure manufactures separation materials in a 10,000 square foot plant in New Hampshire. The current annual lease payment for this facility is $56,000. The lease expires on March 31, 2005. Biopure has an option to extend this lease for an additional five years. Biopure also leases 10,000 square feet of warehouse space in New Hampshire. The current annual lease payment is $52,000. The lease expires on May 31, 2004. Biopure has an option to extend this lease for an additional three years.

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

      Biopure leases 33,000 square feet of manufacturing space under four leases in Massachusetts. The current annual lease payment for these facilities is $283,000. The leases expire on November 30, 2005. Biopure has an option to extend these leases for four five-year periods, or an additional 20 years, with an exclusive right to negotiate for an additional 25 years. Biopure owns 18,000 square feet of manufacturing space in Pennsylvania.

      Biopure’s current process is designed to be scalable, such that additional capacity can be obtained by adding duplicate equipment and additional raw material including power and water. In fiscal 2002, Biopure completed construction of a 1,700 square foot building abutting its research and manufacturing building and added utilities to maximize production in Cambridge. The Cambridge facilities as enlarged currently have the design capacity to produce approximately 75,000 units of Hemopure or 262,500 units of Oxyglobin per year, operating continuously. This plant is designed to attain capacity to produce approximately 100,000 units of Hemopure or 350,000 units of Oxyglobin per year, operating continuously, following additional validation of new product-fill equipment that was installed during the plant expansion. This capacity can be used for any combination of Oxyglobin and Hemopure units. Biopure reduced manufacturing personnel at the end of fiscal 2003 and thereby reduced its manufacturing capacity to an amount estimated to be sufficient for anticipated Oxyglobin sales and Hemopure needs during 2004. Manufacturing at the reduced rate is expected to continue until increase is needed.

      Biopure has purchased land and completed engineering work sufficient to support the start of construction of a new plant with a designed annual capacity of 500,000 units of Hemopure. The Company does not know whether or when financing may be completed. The site would accommodate the additional construction of a plant to supply another 500,000 units of Hemopure. Biopure believes that the engineering from this plant will be applicable to any future new plants.

Item 3.     Legal Proceedings

      The information in Notes 13 to the Consolidated Financial Statements included in this report is incorporated by reference in this Item 3.

Item 4.     Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

Executive Officers of the Registrant

      The executive officers of Biopure are as follows:

Name	Title

Thomas A. Moore	President and Chief Executive Officer
Carl W. Rausch	Vice Chairman and Chief Technical Officer
Ronald F. Richards	Chief Financial Officer and Senior Vice President, Business Development
Maria S. Gawryl, Ph.D.	Senior Vice President, Research and Development
Jane Kober	Senior Vice President, General Counsel and Secretary
Francis H. Murphy	Senior Vice President, Engineering and Process Technology
Geoffrey J. Filbey	Vice President, Engineering
Carolyn R. Fuchs	Vice President, Human Resources
Douglas M. Hansell, M.D.	Vice President, Medical Affairs, and Chief Medical Officer
Barry L. Scott	Vice President, Business Development

      Thomas A. Moore, 53, has been President, Chief Executive Officer and a director of Biopure since July 2002. From 1996 to 2002 he was President and Chief Executive Officer of Nelson Communications, Inc., a leading medical communications company. From 1973 to 1996, he held various positions with The Procter & Gamble Company, the last of which was Group Vice President of The Procter & Gamble Company and President of Health Care Products Worldwide. He holds a B.A. degree from Princeton University. Mr. Moore is a trustee of the Institute for Cancer Prevention and serves as a director of Alteon, Inc., a developer of drugs to reverse certain effects of aging.

      Carl W. Rausch, 55, is a co-founder of Biopure and has served as Vice Chairman and Chief Technical Officer of Biopure since July 2002. From 1997 until 1999, Mr. Rausch was President of Biopure, and from 1984 until 2002 was Chairman and Chief Executive Officer. He holds an M.S. degree in chemical engineering from the Massachusetts Institute of Technology and holds an M.S. degree in medical engineering and a B.S. degree in chemical engineering from Tufts University.

      Ronald F. Richards, 37, joined Biopure as Chief Financial Officer and Senior Vice President, Business Development, in February 2003. He was Managing Director of Shoreline Pacific LLC, a California-based specialty investment bank, from May 2001 to December 2002. Prior to joining Shoreline Pacific, he served as Managing Director, Corporate Finance, at Wells Fargo Van Kasper. He also previously worked in the Los Angeles office of Deloitte & Touche. Mr. Richards holds a J.D., an M.B.A., and a B.A. in economics and business from the University of California Los Angeles. He is a member of the State Bar of California, a retired Certified Public Accountant, and member of the Board of Directors of Nolo, Inc., a provider of legal self-help materials.

      Maria S. Gawryl, Ph.D., 50, has been Senior Vice President, Research and Development of Biopure since 1999. From September 1990 to April 1999, she was Vice President, Research and Development. Dr. Gawryl holds a Ph.D. in immunology from the University of Connecticut. She did post-doctoral work at the University of Connecticut Health Center and Rush Presbyterian, St. Luke’s Medical Center. She holds a B.S. degree in math and chemistry from Antioch College.

      Jane Kober, 59, has been Senior Vice President, General Counsel and Secretary of Biopure since 1998. From June 1989 to April 1998, she was a partner in LeBoeuf, Lamb, Greene & MacRae, L.L.P. Ms. Kober holds a J.D. degree from Case Western Reserve University, an M.A. degree from the University of Chicago and a B.A. in English from the Pennsylvania State University. She serves as a director of HTV Industries, Inc.

      Francis H. Murphy, 65, was Chief Financial Officer of Biopure from 1999 until February 2003, when he became Senior Vice President, Engineering and Process Technology. Since October 2003, he has also been in charge of manufacturing. Before joining Biopure, Mr. Murphy had been International Vice President and business manager for Japan, Latin America and Asia Pacific for the Corning Science Product Division of Corning Incorporated. He holds an M.B.A. degree from Boston University and a B.S. degree in industrial engineering and a B.A. degree from Rutgers University.

      Geoffrey J. Filbey, 60, joined Biopure in 1985 and has served as Vice President, Engineering since 1995. Mr. Filbey holds a B.Sc. degree in engineering from the City University in London, England.

      Carolyn R. Fuchs, 51, has served as Vice President, Human Resources since 1998. From October 1996 to June 1998, she was an independent consultant. From May 1991 to October 1996, she worked at National Medical Care. Ms. Fuchs holds a M.Ed. degree in counseling and a B.S. degree in psychology from the University of Massachusetts at Amherst.

      Douglas M. Hansell, 44, joined Biopure as Vice President, Medical Affairs, in January 2003 and has been Chief Medical Officer since October 2003. From February 2001 until joining Biopure he was a visiting physician and assistant anesthetist at Massachusetts General Hospital, Harvard University, where he was engaged in fellow, resident and medical student education and evaluation. From 1999 to 2000 he was Chief Medical Officer and Vice President for Medical Affairs of the Emerson Health System, a hospital and affiliated entities in Concord, Massachusetts. From 1992 to 1999 he was a visiting physician and assistant anesthetist at Massachusetts General Hospital, Harvard University. He holds B.S. and M.D. degrees from the University of Illinois and a Master of Public Health degree from Harvard University.

      Barry L. Scott, 54, has been Vice President, Business Development since June, 2002. From 1998 until 2002 Mr. Scott worked for Bristol-Myers Squibb Company, most recently as Vice President, International Business Development, Europe. From 1996 until 1998 he was the general manager of Bristol-Myers Squibb,

Ltd., South Africa. Mr. Scott holds the Diploma in Education from the University of Rhodesia and the Diploma in Marketing Management from the Institute of Marketing Management, South Africa.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

      (a) Market Information. The Company’s Class A Common Stock is traded on The Nasdaq Stock Market under the trading symbol “BPUR.” There is no established public trading market for the Class B Common Stock.

      The following table sets forth the high and low sales prices for the Class A Common Stock for each of the quarters in the two years ended October 31, 2003, as reported by The Nasdaq Stock Market.

	High	Low

Year Ended October 31, 2002
First Quarter	$20.30	$8.75
Second Quarter	13.26	6.14
Third Quarter	8.95	4.95
Fourth Quarter	8.00	3.20
Year Ended October 31, 2003
First Quarter	$5.75	$2.18
Second Quarter	4.30	2.43
Third Quarter	7.20	3.44
Fourth Quarter	9.03	2.80

      (b) Holders. As of December 31, 2003 there were 775 holders of record of the Class A Common Stock. The Company issued all 117.7 share of Class B Common Stock outstanding to one holder. Transfers of Class B Common Stock are restricted and as of December 31, 2003, the Company is not aware of any shares of Class B Common Stock having been transferred by such holder to any other person.

      (c) Dividends. The Company did not pay dividends on its Class A Common Stock during the two fiscal years ended October 31, 2003 and does not plan to pay dividends on its Class A Common Stock in the foreseeable future. The Class B Common Stock is not entitled to dividends.

Item 6.     Selected Financial Data

      Set forth below is selected financial data for the five years ended October 31, 2003.

	Fiscal Year Ended October 31,

	2003	2002	2001	2000	1999

	(In thousands, except per share data)
Statements of Operations Data:
Total revenues	$4,019	$1,989	$3,489	$3,063	$2,866
Cost of revenues	20,905	7,491	3,850	4,921	7,096

Gross loss	(16,886)	(5,502)	(361)	(1,858)	(4,230)
Operating expenses:
Research and development	10,504	25,982	34,609	26,378	24,166
Sales and marketing	6,447	2,938	2,622	2,320	2,640
General and administrative	13,475	12,235	15,365	9,878	5,266

Total operating expenses	30,426	41,155	52,596	38,576	32,072

Loss from operations	(47,312)	(46,657)	(52,957)	(40,434)	(36,302)
Total other income, net	270	874	3,538	4,356	772

Net loss	(47,042)	(45,783)	(49,419)	(36,078)	(35,530)
Stock dividends on preferred stock	—	—	—	—	(17,915)

Net loss applicable to common stockholders	$(47,042)	$(45,783)	$(49,419)	$(36,078)	$(53,445)

Basic and diluted net loss per common share	$(1.27)	$(1.66)	$(1.97)	$(1.51)	$(3.61)
Weighted-average common shares outstanding	36,952	27,582	25,066	23,947	14,813
Pro forma basic net loss per common share					$(2.62)
Pro forma weighted-average common shares outstanding					20,369

	At October 31,

	2003	2002	2001	2000	1999

	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$26,862	$19,710	$36,089	$88,828	$30,778
Total current assets	37,842	28,536	42,249	95,920	38,277
Working capital	30,583	22,347	35,952	84,928	27,872
Net property and equipment	36,861	38,769	30,162	25,061	27,447
Total assets	85,625	78,277	84,187	121,287	66,230
Long-term debt (including current portion)	9,847	9,847	5,205	—	—
Total stockholders’ equity	68,377	62,057	70,893	108,510	54,037

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements and Risk Factors

      The following discussion of our financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and the related Notes included elsewhere in this report. Except for strictly historical information contained herein, matters discussed in this report constitute forward-looking statements. When used herein, the words “expects,” “estimates,” “intends,” “plans,” “should,” “anticipates” and similar expressions are intended to identify such forward-looking statements. Actual results could differ materially from those set forth in the forward-looking statements. There can be no assurance that Biopure will be able to commercially develop its oxygen therapeutic products, that the FDA will approve Hemopure for marketing in the United States, that necessary regulatory approvals will be obtained, that anticipated milestones will be met in the expected timetable, that any future clinical trials will be successful, or that any approved product will attain market acceptance and be manufactured and sold in the quantities anticipated. Actual results may differ from those projected in forward-looking statements due to risks and uncertainties that exist in the Company’s operations and business environment. These risks include, without limitation, the availability of sufficient financing to support operations, the Company’s stage of product development, history of operating losses, accumulating deficits, and uncertainties and possible delays related to clinical trials and regulatory approvals, possible healthcare reform, manufacturing capability, market acceptance and competition. In light of the substantial risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this report should not be regarded as representations by the Company that the objectives or plans of the Company will be achieved. The Company undertakes no obligation to release publicly the results of revisions to these forward-looking statements to reflect events or circumstances after the date hereof. Reference is made in particular to the risk factors set forth under “Risk Factors” in this report and the discussions below in this section, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Overview

      Since inception, we have devoted substantially all of our resources to our research and development programs and manufacturing. We have been dependent upon funding from equity financings, strategic alliances, interest income, and cash generated from operations. We have not been profitable since inception and had an accumulated deficit of $428.7 million as of October 31, 2003. We expect to incur additional operating losses over the next several years seeking regulatory approvals, conducting clinical trials and marketing Hemopure. We began generating revenue from the sale of Oxyglobin in fiscal 1998, but these sales are not profitable because the fixed and variable manufacturing costs allocated to producing Oxyglobin exceed the corresponding revenues.

      We believe our cash and cash equivalents, as of January 20, 2004, are sufficient to fund our fiscal 2004 operating plan approximately through June 2004. Under this plan, our activities and expenditures for the balance of fiscal 2004 will be associated primarily with our BLA response effort, sales and marketing expenses for Oxyglobin in the United States and Europe and continuation of clinical development for additional Hemopure indications. Because the Company’s funds on hand at January 20, 2004 and forecasted sales are insufficient to fund our operations into fiscal 2005, the audit report of Ernst & Young LLP, the Company’s independent auditor, on our fiscal 2003 financial statements includes a going concern modification, which states that the Company’s recurring losses from operations and the current lack of sufficient funds to sustain its operations through the end of the third quarter of fiscal 2004 raise substantial doubt about our ability to continue as a going concern.

      A number of factors pose uncertainties in estimating the amount of funds we may need to sustain operations.

      As described in Notes 13 to the financial statements, Biopure is a defendant in litigation, the outcomes of which are unknown. It is also the subject of an investigation by the Securities and Exchange Commission and has received a “Wells notice” from the Commission staff. The outcomes and financial effects of these matters cannot be determined at this time, nor can any adverse effect they may have on the price of our common stock and our ability to raise capital from sales of equity.

      The process of obtaining U.S. marketing approval for a first indication for Hemopure also has financial risk. We are hopeful that we can respond to all issues the FDA has raised on our pending BLA by June 30, 2004. However, we might fail to satisfy that goal, and the FDA could request that we perform additional preclinical or clinical trials. Such a request would have the effect of substantially delaying an approval.

      Our one major research and development project continues to be developing Hemopure for a surgery indication. We monitor our spending on trauma and other programs, but none has yet to become substantial in aggregate or annual spending.

      Although Hemopure is approved for commercial sale in South Africa, there have been no sales to date. Surgeons continue to administer Hemopure units we had given without charge. We gave notice to our exclusive distributor in South Africa that we were terminating our distribution agreement according to its terms and intend, following completion of a termination arrangement with the former distributor, to market through a wholly-owned subsidiary. We cannot predict when our first sales might occur.

      On October 30, 2003, the Company announced a cost reduction plan to decrease its ongoing cash burn. Under the plan, the Company terminated 72 employees. The employees terminated were primarily employees from the Company’s manufacturing division. The Company recorded a charge of $875,000 related to this reduction in force for primarily for severance and related outplacement services. The Company is considering additional measures to reduce its cash burn, but additional capital will still be required to fund the Company’s operations until the Company becomes profitable. We are exploring opportunities to raise capital through sales of securities, strategic alliances and other financing vehicles. However, there can be no assurance that any such additional financing will be available to the Company on terms that it deems acceptable, if at all.

Critical Accounting Policies

      The Company’s significant accounting policies are described in the Notes to the accompanying consolidated financial statements. The application of our critical accounting policies is particularly important to the portrayal of the Company’s financial position and results of operations. These critical accounting policies require the Company to make subjective judgments in determining estimates about the effect of matters that are inherently uncertain. The following critical accounting policies meet these characteristics and are considered most significant:

Inventories

      Inventories are stated at the lower of cost (determined using the first-in, first-out method) or market. Inventories consist of raw material, work-in-process and Hemopure and Oxyglobin finished goods. Both Oxyglobin and Hemopure have a shelf life of 3 years from the date of manufacture and are reviewed periodically to identify expired units and units with a remaining life too short to be commercially viable based on projected and historical sales activity. Inventories are also subject to quality compliance investigations. Reserves are established for inventory that falls into these categories. Finished goods inventory includes approximately 10,000 units of Hemopure. These units include approximately 5,200 with expiration dates during fiscal 2005 and 4,800 units with expiration dates during fiscal 2006. If these units are not sold in South Africa or we experience future delays in obtaining our approval to sell Hemopure in the United States, we may have to fully reserve for these units in the future.

Long-Lived Assets

      SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Our investments in property and equipment, including construction in progress and new facility expenses; real property license rights related to the source, supply and initial processing of our major raw material; and the asset related to a planned South Carolina manufacturing facility expenditures are the principal long-lived assets that could be subject to such a review. The events or changes in circumstances, among others, that may result in an impairment of these assets are a significant delay in U.S. regulatory approval for our human product, a change in the source of supply of our major raw material, the inability to obtain financing for the South Carolina facility, or lack of adequate demand for our products following marketing approval. In the event of an impairment, the Company would write down the asset to fair market value, thereby incurring a charge to the statement of operations.

      During the fourth quarter of fiscal 2003, we examined our long-lived assets for potential impairment, with a particular emphasis on the asset related to the planned South Carolina manufacturing facility. As part of our review, we considered the lack of financing for this facility to date, the potential timing of construction activities, the extent to which the asset is site specific, and our ongoing commitment to ultimately build our new facility in South Carolina. Based upon our analysis, we determined that while the delays in obtaining financing for this facility and FDA approval are significant and therefore indicators of potential impairment, we believe our plan for the South Carolina manufacturing facility is still valid and we fully expect we will be able to finance it on commercially reasonable terms in the future. Therefore, we determined that no impairment exists for fiscal 2003.

Revenue Recognition

      The Company recognizes revenue from sales of Oxyglobin upon shipment provided that there is evidence of a final arrangement, there are no uncertainties surrounding acceptance, collectibility is probable and the price is fixed. The Company sells Oxyglobin to veterinarians in the United States through veterinary product distributors, who purchase product for immediate and direct resale to veterinary practices. The Company sells Oxyglobin to a distributor in the United Kingdom, which sells product in selected European countries through local veterinary distributors in Germany, France and the UK. Collectibility is reasonably assured once pricing arrangements are established, as these agreements establish the distributor’s intent to pay. The Company and its distributors have an ongoing business relationship, and the Company monitors creditworthiness on a regular basis. Consequently, the Company believes collectibility of product revenues is reasonably assured at the time of sale.

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

Results of Operations

      As the Company generates net losses, the key indicators of the losses are cost of revenues, research and development and other expenses consisting of sales and marketing and general and administrative. Oxyglobin revenues are an offset to these expenses. For fiscal 2003, 2002 and 2001, these items were as follows:

	2003		2002		2001

		Percent		Percent		Percent
	Amount	of Total Costs	Amount	of Total Costs	Amount	of Total Costs

Revenues	$4,019	—	$1,989	—	$3,489	—

Cost of Revenues
Oxyglobin	$6,898	14%	$3,044	6%	$3,850	7%
Hemopure	14,007	27%	4,447	9%	—	—

Total Cost of Revenues	20,905	41%	7,491	15%	3,850	7%
Research and Development	10,504	20%	25,982	54%	34,609	61%
Sales and Marketing
Oxyglobin	2,652	5%	1,936	4%	2,622	5%
Hemopure	3,795	8%	1,002	2%	—	—

Total Sales and Marketing	6,447	13%	2,938	6%	2,622	5%
General and Administrative	13,475	26%	12,235	25%	15,365	27%

Total Costs	$51,331		$48,646		$56,446

     Fiscal Years Ended October 31, 2003 and 2002

      The Company’s product revenues consisted of sales of Oxyglobin. The increase in revenue in fiscal 2003 as compared to 2002 was due to the fulfillment of $1.3 million of backorders when shipments resumed. The backorders were the result of a temporary shutdown of production during the expansion of the Company’s manufacturing facility during the second half of fiscal 2002. Additionally, the Company introduced in the third fiscal quarter of 2003 a new 60 mL size unit of Oxyglobin resulting in $457,000 of revenues.

      Cost of revenues includes costs of both Oxyglobin and Hemopure, the company’s product for human use, although Hemopure was not offered for sale during fiscal 2003. In May 2002, the Company started manufacturing Hemopure for future sale and therefore began charging unabsorbed fixed manufacturing costs to cost of revenues or to inventory (Hemopure) rather than to research and development. The increase in 2003 reflects a full year of charging these costs to cost of Hemopure sales versus five months in 2002.

      Oxyglobin cost of revenues increased primarily due to the increased number of Oxyglobin units sold in fiscal 2003 as compared to fiscal 2002. Due to extensive fixed manufacturing costs, Biopure expects that costs to produce Oxyglobin together with selling costs will exceed Oxyglobin revenues until the company more fully utilizes its manufacturing capacity.

      On October 30, 2003, Biopure reduced its workforce by approximately 30 percent, which, together with other cost reductions, should decrease manufacturing expenses until the company begins ramping up production to support future Hemopure sales. In addition, in the fourth quarter of fiscal 2003 the Company reserved $773,000 of inventory of Hemopure that will expire by June 2005 if not used.

      Research and development expenses include product and process development and engineering, pre-clinical studies, clinical trials, clinical trial materials and, through May 2002, an allocation of unabsorbed fixed costs of manufacturing. In the three years ended October 31, 2003, our research and development expenses have continued to be primarily for our one major project-the final phases of Hemopure development for use in patients undergoing surgery. A breakdown of our research and development expenses by major activity is as follows:

	2003	2002	2001

Phase III Orthopedic Surgery Trial	—	$2,497	$9,175
Pilot Manufacturing Plant Costs Included in Research and Development	—	$8,504	$10,667
BLA Preparation and Support of Review Process	$9,482	$14,538	$11,216
Acquired Hemopure Pre-clinical Research	—	—	$1,604
Other Projects	$1,019	$443	$1,947

Total	$10,501	$25,892	$34,608

      The completed Phase III orthopedic surgery trial cost approximately $37,000,000 over the four years from protocol development to the final report on July 26, 2002. These trial costs include costs incurred at 46 hospitals, trial site monitoring, data management, regulatory consulting, statistical analysis, medical writing and clinical materials and supplies as well as company personnel engaged in these activities. Costs incurred in filing the BLA include company personnel and payments to third parties for manufacturing process documentation, medical consultants, regulatory consultants, integrating the safety and efficacy data bases for all clinical trials and pre-clinical studies. Research and development expenses continue to include amounts for support of the BLA review process including responding to FDA inquiries. If the FDA grants a marketing license for Hemopure, this major project will be substantially complete. However, the FDA complete response letter of July 30, 2003 consisted of requests for extensive additional information. The Company plans to respond by June 30, 2004. These responses are estimated to cost approximately $4 million. The Company or the FDA could also conclude that one or more additional clinical trials will be necessary. Consequently, further expenditures on this major project, if any, cannot be estimated until further conversations with the FDA occur.

      If the FDA were to grant marketing approval for Hemopure in the next 12 months, we anticipate that we could have revenues from this project in calendar 2005. Regardless of when Hemopure may be approved, we do not anticipate that we will attain profitability, however, until we are able to achieve economies of scale associated with a significant increase in our manufacturing capacity. There are substantial risks and uncertainties relating to whether and when we will obtain FDA approval for Hemopure, the timing of the construction of additional capacity and other factors that may affect our ability to generate a profit from our research and development of Hemopure.

      The decrease in research and development in fiscal 2003 as compared to fiscal 2002 was primarily due to an $8.5 million reduction in unabsorbed fixed manufacturing costs charged to research and development as described in the cost of revenues discussion above. Our research and development expenses include an allocation for seven months in fiscal 2002 compared to no allocation in fiscal 2003. Also contributing to the reduction of expenses was a $4.5 million reduction in expenses associated with the FDA’s review of Biopure’s BLA for Hemopure and a $2.5 million reduction in expenses for activities associated with data organization and analyses for the Phase III orthopedic surgery trial of Hemopure, which was completed during fiscal 2002. Biopure anticipates increased research and development expenses in fiscal 2004 over fiscal 2003 primarily related to the Company’s activities in responding to the FDA’s complete response letter of July 30, 2003.

      Hemopure-related sales and marketing expenses were $3.8 million in 2003 compared to $1.0 million in 2002 when $2.1 million of comparable charges were expensed to general and administrative. In May 2002, Biopure began manufacturing Hemopure for future sale and therefore began charging Hemopure-related sales and marketing expenses to sales and marketing rather than to general and administrative expenses. The 2003 increase in Hemopure-related sales and marketing expenses compared to 2002 is primarily attributable to increased medical education and market research activities. The Company does not anticipate any significant pre-marketing expenses for Hemopure in fiscal 2004. The increase in Oxyglobin-related sales and marketing expenses for the year is primarily due to a $356,000 increase in commissions as compared to fiscal 2002 resulting from increased sales and a $276,000 increase in other marketing expenses.

      General and administrative expenses were $13.5 million in fiscal 2003 compared to $12.2 million in fiscal 2002. General and administrative expenses in fiscal 2002 include $2.1 million of sales and pre-marketing expenses that were charged as general and administrative until May 2002, when we began producing Hemopure for sale. The increase in general and administrative expenses is primarily due to $875,000 of expenses for severance associated with the reduction in force explained in Note 3 in the accompanying consolidated financial statements, a $674,000 increase in insurance premiums and a $537,500 expense associated with an expired financing agreement. Under our current operating plan, the Company anticipates lower general and administrative expenses in fiscal 2004 than 2003 based upon the implementation of cost cutting measures and the inclusion of certain charges in fiscal 2003 that we do not anticipate incurring in fiscal 2004.

      Shares used to calculate basic and diluted net loss per share were the actual weighted average number of common shares outstanding of 36,951,548 shares during 2003 and 27,582,301 shares during 2002.

Fiscal Years Ended October 31, 2002 and 2001

      The decrease in Oxyglobin sales was due to our having an insufficient supply of inventory in fiscal 2002 resulting from the expansion and revalidation of our manufacturing facilities. As of October 31, 2002, we had backorders of more than 9,000 units, or approximately $1.0 million in anticipated revenue.

      The increase in cost of revenues was due to costs associated with the shut-down of our Cambridge manufacturing facility in November 2001 for capacity expansion. During the six-month shutdown, we had negative gross margins for Oxyglobin sales resulting from an allocation of unabsorbed manufacturing costs. The remainder of these fixed costs were allocated to research and development. The above allocations were based on current and expected production levels and annual production capacities and required management judgment. When production resumed in May 2002, because we began producing Hemopure for sale to South Africa, the allocation of unabsorbed fixed manufacturing costs to research and development stopped and all costs were charged to cost of revenues or inventory. Cost of revenues for the last half of fiscal 2002 reflected manufacturing inefficiencies during ramp-up of the expanded facilities. Unit production costs that exceeded the net realizable value were charged to cost of revenues. Inventory reserves were increased by $1.2 million at October 31, 2002 above our usual allowances for slow-moving and obsolete inventory to cover:

•	production lots that were not rejected but were undergoing additional review;

•	product in inventory at October 31, 2002 that was subsequently rejected per the Company’s pre-release quality control procedures; and

•	the possibility that delays in shipping could affect the saleability of product in inventory.

      Research and development expenses include product and process development and engineering, pre-clinical studies, clinical trials, clinical trial materials and, through May 2002, an allocation of unabsorbed fixed costs of manufacturing. In the three years ended October 31, 2002, our research and development expenses continued to be primarily for our one major project — the final phases of Hemopure development for use in patients undergoing surgery. A breakdown of our research and development expenses by major activity is as follows:

	2002	2001	2000

Phase III Orthopedic Surgery Trial	$2,497	$9,175	$16,538
Pilot Manufacturing Plant Costs Included in Research and Development	$8,504	$10,667	$8,279
BLA Preparation and Support of Review Process	$14,538	$11,216	—
Acquired Hemopure Pre-clinical Research	—	$1,604	—
Other Projects	$443	$1,947	$1,561

Total	$25,892	$34,608	$26,378

      The completed Phase III orthopedic surgery trial cost approximately $37,000,000 over the four years from protocol development to final report. These trial costs include costs incurred at nearly 50 hospitals, trial site monitoring, data management, regulatory consulting, statistical analysis, medical writing and clinical materials and supplies as well as Company personnel engaged in these activities. Costs incurred in filing the BLA include Company personnel and payments to third parties for manufacturing process documentation, medical consultants, regulatory consultants and integrating the safety and efficacy data bases for all clinical trials and pre-clinical studies. Research and development expenses continue to include amounts for support of the BLA review process including responding to FDA inquiries, preparing for and participating in FDA inspections of facilities and documentation and preparing for a possible FDA Advisory Panel presentation.

      The decrease in research and development expenses was due to a $6.7 million reduction in expenses for activities associated with data organization and analyses for the Phase III orthopedic surgery trial of Hemopure, a $1.6 million reduction in expenses for preclinical studies, and a $2.2 million reduction in the allocation of unabsorbed fixed manufacturing costs, as described above. Research and development expenses in fiscal 2001 also included a one-time expense of $1.6 million, of which $1.5 million was non-cash, for research and preclinical studies related to the acquisition in May 2001 of the balance of an inactive company previously 26% owned by Biopure. The decrease in expenses was partially offset by an increase of approximately $3.4 million for preparing the BLA for Hemopure that was submitted to the FDA on July 31, 2002.

      Pre-marketing expenses for Hemopure were classified as general and administrative expenses for the first half of fiscal 2002. Hemopure marketing expenses of $1.0 million were included in sales and marketing expenses for the second half of fiscal 2002, because Biopure began to manufacture Hemopure for sale in May 2002. Oxyglobin sales and marketing expenses decreased $781,000 to $2.0 million for fiscal 2002, in line with the decrease in sales volume. This decrease was primarily due to reductions in veterinary educational programs in fiscal 2002.

      General and administrative expenses decreased due largely to fiscal 2001 non-cash charges of $6.8 million for stock options and warrants issued to non-employees that vested fully in fiscal 2001. This non-cash compensation was accounted for at fair value, per SFAS 123 and EITF 96-18. Excluding the effects of the non-cash compensation charges, general and administrative expenses for fiscal 2002 increased by $3.8 million primarily due to an expense of $1.3 million for product shipped to South Africa for use in a pre-launch medical education program and increased information technology and consulting expenses compared to fiscal 2001.

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

      Basic and diluted net loss per common share for fiscal 2002 decreased from 2001. For fiscal 2002, non-cash compensation expense for stock options and warrants previously issued to non-employees was a credit of

$61,000 compared to an expense of $6.8 million, or $0.27 per share for fiscal 2001. Shares used to calculate these losses were the actual weighted-average number of common shares outstanding during 2002 of 27,582,301 and 25,066,132 for 2001. Diluted net losses per share equaled basic earnings per share because the Company had losses from all periods.

Liquidity and Capital Resources

      At October 31, 2003, we had $26.7 million in cash and cash equivalents. Based on our fiscal 2004 operating plan, we require approximately $37.9 million to maintain production of Hemopure and Oxyglobin at a capacity of 10,000 Hemopure units (reduced for cost-cutting at the beginning of fiscal 2004), market development for Hemopure, sales and marketing expenses for Oxyglobin and continuation of clinical development for additional Hemopure indications. We believe our cash and cash equivalents at January 20, 2004, are only sufficient to fund operations approximately through June 2004. Thus, we will require significant funding for the next 12 months as well as the next several years. We need an additional $10 million to fund our operations through the December 31, 2004. We are exploring opportunities to raise capital, and expect to continue financing our operations until we are profitable, through sales of securities and joint venture, leasing or licensing arrangements. We plan to spend approximately $1.2 million in fiscal 2004 on capital projects for our existing facilities. The fiscal 2004 planned expenditures are included in the cash requirements identified above.

      We raised $53.1 million in net proceeds through sales of our common stock during fiscal 2003 in private and public offerings. On December 31, 2002, we raised $1,855,000 in net proceeds from the sale of our common stock in a private placement. On March 25, 2003, we raised net proceeds of $12,950,000 from a sale of shares and warrants. We realized $3,032,000 in net proceeds from another sale of shares and warrants on April 16, 2003. We realized $3,134,000 and $2,935,000 in net proceeds from sales of shares and warrants on May 2, 2003 and May 6, 2003, respectively. On July 23, 2003, we realized $16,138,000 in net proceeds from the sale of 3,083,000 shares of common stock. We also had sales of $10,000,000 of common stock issued from time to time through a standby equity distribution agreement with BNY Capital Markets, Inc. The Company received $3.2 million in net proceeds from the exercise of warrants to purchase 712,141 shares of its common stock at an average exercise price of $4.52 per share.

      The following table summarizes the Company’s significant contractual obligations at October 31, 2003.

	Payments Due by Period

	Less than
	1 year	1-3 years	4-5 years	Total

	(In thousands)
Operating leases	$1,010	$2,200	$153	$3,363

      As of October 31, 2003, we had net operating loss carryforwards of approximately $268.5 million to offset future federal and state taxable income through 2023. Due to the degree of uncertainty related to the ultimate realization of such prior losses, no benefit has been recognized in our financial statements as of October 31, 2003.

Recently Issued Accounting Standards

      In May 2003, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 150, “Accounting for Certain Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”), which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company’s adoption of the initial recognition and initial measurement provisions of SFAS 150, effective June 1, 2003, did not have a material impact on the Company’s results of operations or financial position.

      In April 2003, the FASB issued SFAS No 149, “Derivatives and Hedging, an Amendment of FASB Statement 133” (“SFAS 149”). This statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under

Statement 133, Accounting for Derivative Instruments and Hedging Activities. The changes in this Statement improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative of Statement 133, clarifies when a derivative contains a financing component, amends the definition of an “underlying” to conform it to language used in FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” and amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. This Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company’s adoption of SFAS 149 did not have a material impact on the Company’s results of operations or financial position.

      In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities,” to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. Until now, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN No. 46 changes that by requiring a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN No. 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. In October 2003, the FASB issued Proposed Interpretation of FIN No. 46, which would require consolidation of variable interest entities created before February 1, 2003 for financial statements issued for the first reporting period ending after December 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company believes the adoption of FIN 46 will not have a material adverse impact on its overall financial position and results of operations. See Note 6 to the accompanying consolidated financial statements for a discussion of the Company’s variable interest entity.

RISK FACTORS

      These risks and uncertainties are not the only ones we face. Others that we do not know about now, or that we do not now think are important, may impair our business or the trading price of our securities.

Company Risks

We May Not Be Able to Continue as a Going Concern, as Our Funds Are Sufficient to Fund Operations Only Approximately Through June 2004

      Ernst & Young LLP, our independent auditors, have included a going concern modification in their audit opinion on our consolidated financial statements for the fiscal year ended October 31, 2003, which states that “the Company’s recurring losses from operations and the current lack of sufficient funds to sustain its operations through the third quarter of fiscal 2004 raise substantial doubt about its ability to continue as a going concern.”

      We expect our cash position to fund operations approximately through June 2004 per our current operating plan. We are exploring opportunities to raise additional capital through equity offerings, strategic alliances and other financing vehicles, but we cannot assure you that sufficient funds will be available to us on terms that we deem acceptable, if they are available at all. The inclusion of a going concern modification in Ernst & Young LLP’s audit opinion may materially and adversely affect our stock price and our ability to raise new capital.

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

Failure to Raise Additional Funds May Affect the Development, Manufacture and Sale of Our Products

      The development and regulatory processes for obtaining approval to market Hemopure for its initial indication in the United States have been costly and are not yet complete. We require substantial working capital to develop, manufacture and sell our products and to finance our operations. We will need additional funding to maintain operations until such time, if ever, as we can generate positive cash flow. In order to reach that point, we must continue working on issues raised by the FDA about our pending BLA for Hemopure, including additional pre-clinical animal studies. We are uncertain at this time whether or not we will have to conduct any additional human clinical trials for initial FDA approval. We will need additional funding to continue operating until such time, if ever, as the FDA approves the BLA for Hemopure. Even if Hemopure is approved by the FDA, we cannot be profitable until we increase manufacturing capacity, for which we will require funding. We expect our cash position to fund operations approximately through June 2004 per our current operating plan. We require an additional $10,000,000 to fund our planned operations through December 31, 2004.

      If additional financing is not available when needed or is not available on acceptable terms, we may be unable to develop products, build manufacturing capacity or fulfill other important goals. A sustained period in which financing is not available could force us to go out of business.

If We Fail to Obtain FDA Approval, We Cannot Market Hemopure in the United States

      We will not be able to market Hemopure in the United States unless and until we receive FDA approval. We filed an application, or BLA, for approval with the FDA. On July 30, 2003, the FDA sent us a complete response letter, stating that the agency had completed its review of the BLA and requesting additional information. We are working on our responses to the FDA questions. The questions require considerable data gathering and analysis. We must rely on a contractor to complete some of the work. We could be delayed beyond our targeted time to respond either by the contractor’s failure or inability to complete its tasks when we require or by other unanticipated delays or difficulties. Furthermore, the FDA could find that our responses to the letter and the results of preclinical trials the FDA has asked for do not address its safety and efficacy issues adequately and could require additional data or even further clinical trials prior to approval of Hemopure. Trials are expensive and time-consuming, as is the FDA review process, and we may not have the financial resources to fund any such trials and operations until FDA approval. Despite all of our efforts, the FDA could refuse to grant a marketing authorization.

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

We Cannot Expand Indications for Our Products Unless We Receive FDA Approval for Each Proposed Indication

      The FDA requires a separate approval for each proposed indication for the use of Hemopure in the United States. We have applied for an indication for Hemopure that will only involve its perioperative use in patients undergoing orthopedic surgery who are acutely anemic. Subsequently, if this application is approved, we expect to apply to expand Hemopure’s indications. To do so, we will have to design additional clinical trials, submit the trial designs to the FDA for review and complete those trials successfully. We cannot guarantee that the FDA will approve Hemopure for any indication. We can only promote Hemopure in the

United States for indications that have been approved by the FDA. The FDA may require a label cautioning against Hemopure’s use for indications for which it has not been approved.

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

      We may choose initially to market Hemopure using an independent distributor. Any such distributor:

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

If We Cannot Generate Adequate, Profitable Sales of Hemopure, We Will Not Be Successful

      To succeed as a company, we must develop Hemopure commercially and sell adequate quantities of Hemopure at a high enough price to generate a profit. We may not accomplish either of these objectives. To date, we have focused our efforts on developing our products, establishing their safety and efficacy and seeking marketing approval. Uncertainty exists regarding the potential size of the market for Hemopure and the price that we can charge for it. Additionally, the size of the market will be affected by the indications for which Hemopure is approved and will be greatly reduced if reimbursement for the cost of Hemopure is not available from health insurance companies or government programs like Medicaid.

If We Cannot Obtain Market Acceptance of Hemopure, We Will Not Be Able to Generate Adequate, Profitable Sales

      Even if we succeed in obtaining marketing approval for Hemopure, a number of factors may affect future sales of our product. These factors include:

•	whether and how quickly physicians accept Hemopure as a cost-effective and therapeutic alternative to other products, in particular, donated human blood. It may take longer than we anticipate to obtain market acceptance; and

•	whether medical care providers or the public accept the use of a bovine-derived protein in transfusions, particularly in light of public perceptions in the United States and Europe and elsewhere about the risk of “mad cow disease,” notwithstanding the certification of the product’s safety with regard to agents causing this category of disease by the European Directorate for the Quality of Medicines.

If We Fail to Comply with Good Manufacturing Practices, We May Not Be Able to Sell Our Products

      To obtain FDA approval to sell our products, we must demonstrate to the FDA that we can manufacture our products in compliance with the FDA’s good manufacturing practices, commonly known as GMPs. GMPs are stringent requirements that apply to all aspects of the manufacturing process. We are subject to periodic FDA inspections to determine whether we are in compliance with GMP requirements. If we fail to manufacture in compliance with GMPs, the FDA may refuse to approve our products or take other enforcement action with respect to products that we are distributing commercially.

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

We Manufacture Our Products at a Single Location and, If We Were Unable to Utilize this Facility, We Would Not Be Able to Manufacture and Sell these Products for an Extended Period of Time

      We manufacture our products at a single location located in Massachusetts with ancillary facilities in Pennsylvania and New Hampshire. Damage to any of these manufacturing facilities due to fire, contamination, natural disaster, power loss, riots, unauthorized entry or other events could cause us to cease the manufacturing of our products. For example, if our Massachusetts manufacturing facility were destroyed, it could take approximately two years or more to rebuild and qualify it. In the reconstruction period, we would not be able to make our products and thus would have no sales following exhaustion of finished goods in inventory. A new facility would take longer to construct. A large manufacturing facility we propose to build in South Carolina is expected to take 30 to 36 months or more to build, qualify and obtain facility approval from the FDA.

We Are Dependent on Third Parties to Finance Expansion of Our Manufacturing Capacity, and Failure to Increase Manufacturing Capacity May Impair Hemopure’s Market Acceptance and Prevent Us from Achieving Profitability

      The construction of our proposed new manufacturing facility in Sumter, South Carolina is dependent upon financing from third parties. Groundbreaking for this facility has been significantly delayed and could be delayed further as a result of delays in obtaining such financing. Third parties may be unwilling to commit to finance the facility so long as we do not have FDA approval to market Hemopure. We cannot assure you that sufficient financing for this facility will be available, or if available, will be on terms that are acceptable to us. The completion of this facility or the addition of comparable manufacturing capacity is a key milestone in our plan for future operations. The later the date of completion of additional manufacturing capacity, the more financing we will need for working capital.

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

We Have a History of Losses and Expect Future Losses

      We have had annual losses from operations since our inception in 1984. In the fiscal years ended October 31, 2001, 2002 and 2003, we had losses from operations of $52,957,000, $46,657,000 and $47,312,000, respectively, and we had an accumulated deficit of $428,673,000 as of October 31, 2003. We expect to continue to incur losses from operations until we are able to develop Hemopure commercially and generate a profit. We cannot ensure that we will ever be able to achieve profitable operations.

If We Are Not Able to Protect Our Intellectual Property, Competition Could Force Us to Lower Our Prices, which Might Reduce Profitability

      We believe that our patents, trademarks and other intellectual property rights, including our proprietary know-how, will be important to our success. Our business position will depend, in part, upon our ability to defend our existing patents against infringement by third parties. We will need to obtain additional patents for our products, the processes utilized to make our products and our product uses. We cannot guarantee that our existing patents will protect us adequately from competition from similar products or that additional products or processes will achieve patent protection. In addition, third parties may successfully challenge our patents.

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

Replacing Our Sole Source Suppliers for Key Materials Could Result in Unexpected Delays and Expenses

      We obtain some key materials, including membranes and chemicals, and services from sole source suppliers. All of these materials are commercially available elsewhere. If such materials or services were no longer available at a reasonable cost from our existing suppliers, we would need to purchase substitute materials from new suppliers. If we need to locate a new supplier, the substitute or replacement materials or facilities will most likely be tested for equivalency. Such equivalency tests could significantly delay development of a product, delay or limit commercial sales of FDA-approved products and cause us to incur additional expense.

      We obtain bovine hemoglobin from one abattoir and from herds that are located in two states of the United States. We cannot predict the future effect, if any, on us of the recent discovery of “mad cow” disease in the United States. Any quarantine affecting herds that supply us or a shut down of the abattoir we source from could have a material adverse effect on us, as we would have to find, validate and obtain FDA approval of new sources of supply or new facilities.

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

      We are aware of at least two competitors that make periodic disclosures to the public; Northfield Laboratories Inc. and Hemosol Inc. are in advanced stages of developing hemoglobin-based oxygen carriers produced from expired human blood. Northfield’s product is in a Phase III clinical trial. Two privately held companies are conducting clinical trials of hemoglobin-based oxygen carriers in Europe. The products being developed by these companies are intended for use in humans and as such could compete, if approved by regulatory authorities, with Hemopure.

      Increased competition could diminish our ability to become profitable or affect our profitability in the future. Our existing and potential competitors:

•	are conducting clinical trials of their products;

•	might have or be able to access substantially greater resources than we have and be better equipped to develop, manufacture and market their products;

•	may have their products approved for marketing prior to Hemopure; and

•	may develop superior technologies or products rendering our technology and products non-competitive or obsolete.

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

Investment Risks

Potential for Dilution and Decline of the Price of Our Shares

      Our cash on hand is estimated to be sufficient to continue operations approximately through June 2004 under our current operating plan. We will need additional funds to operate beyond this point and are exploring opportunities to raise capital through equity offerings, licensing arrangements and strategic alliances and other financing vehicles that could include an equity component.

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

Potential for Adverse Effect of Litigation

      We received a “Wells Notice” from the Securities and Exchange Commission staff on December 22, 2003, indicating the staff’s preliminary determination to recommend that the SEC bring a civil injunctive proceeding against us. Following our announcement about those notices, a number of class action lawsuits were filed against us. We have responded to the “Wells Notice” in writing, but do not know what action, if any, the SEC staff may finally recommend. We believe the class action lawsuits are without merit, and we will defend against them vigorously. However, the uncertainty about the possible effect of these matters on our financial condition may adversely affect our stock price and our ability to raise capital through equity offerings. Our Chief Executive Officer and a former officer also received Wells Notices at the same time and responded to them. Details about the SEC investigation and the class actions are contained in Note 13 to the consolidated financial statements included in this report. Another lawsuit against us, filed in June 2003 and described in Note 13 to the consolidated financial statements, could also have a material adverse effect if it results in a judgment against us or a settlement on unfavorable terms.

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

Our Stock Price Has Been and May Continue to Be Highly Volatile, which May Adversely Affect Holders of Our Stock and Our Ability to Raise Capital

      The trading price of our common stock has been and is likely to continue to be extremely volatile. During the period from November 1, 2001 through January 23, 2004, the closing price of our stock has ranged from a low of $1.78 per share (on January 14, 2004) to a high of $20.30 per share (on November 6, 2001). Further information regarding the trading price of our common stock is included on pages 18 and 19 of this Annual Report on Form 10-K. Our stock price and trading volume could be subject to wide fluctuations in response to a variety of factors, including the following:

•	FDA action on Hemopure or competitors’ products;

•	the outcome of litigation and threatened litigation referred in Item 3 of this report;

•	publicity regarding actual or potential medical results relating to products under development by us or our competitors;

•	actual or potential clinical trial results relating to products under development by us or our competitors;

•	delays in our testing and development schedules;

•	events or announcements relating to our relationships with others, including the status of potential transactions with investors, licensees and other parties;

•	announcements of technological innovations or new products by our competitors;

•	developments or disputes concerning patents or proprietary rights;

•	regulatory developments in the United States and foreign countries;

•	economic and other factors, as well as period-to-period fluctuations in our financial results; and

•	market conditions for pharmaceutical and biotechnology stocks;

      External factors may also adversely affect the market price for our common stock. Our common stock currently trades on The Nasdaq Stock Market. The price and liquidity of our common stock may be significantly affected by the overall trading activity and market factors on The Nasdaq Stock Market.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

      The Company currently does not have any foreign currency exchange risks, with the exception of negligible exchange fluctuations associated with expenses for clinical trial and regulatory activities outside of the United States. Biopure sells Oxyglobin to its European distributors in U.S. dollars. The customers bear the risk of foreign currency exchange fluctuation. Dramatic fluctuations in exchange rates could result in either increases or decreases in unit sales as the effective unit price to the customer varies. The Company invests its cash and cash equivalents in high-grade commercial paper and money market funds. These investments are subject to interest rate risk. However, due to the nature of the Company’s short-term investments, it believes that the interest rate risk exposure is not material.

Item 8.	Financial Statements and Supplementary Data

      Financial Statements are submitted as a separate section of this report commencing on Page F-1.

      The following is a summary of quarterly (unaudited) financial results:

	4Q 2003	3Q 2003	2Q 2003	1Q 2003	4Q 2002	3Q 2002	2Q 2002	1Q 2002

	(In thousands, except per share data)
Statements of Operations Data:
Total revenues	$1,152	$885	$1,961	$21	$73	$260	$928	$728
Gross profit (loss)	(4,324)	(3,723)	(4,012)	(4,827)	(3,028)	(2,310)	(31)	(133)
Operating expenses:
Research and development	3,042	2,380	2,536	2,546	3,794	7,063	8,153	6,972
Sales and marketing	1,856	1,969	1,606	1,016	1,070	864	595	429
General and administration	3,880	3,342	3,526	2,727	2,932	2,569	4,129	2,605

Total operating expenses	8,778	7,691	7,668	6,289	7,796	10,496	12,857	10,006
Loss from operations	(13,102)	(11,414)	(11,680)	(11,116)	(10,824)	(12,806)	(12,888)	(10,139)
Other income, net	100	108	28	34	53	210	161	450

Net loss	$(13,002)	$(11,306)	$(11,652)	$(11,082)	$(10,771)	$(12,596)	$(12,727)	$(9,689)

Per share data:
Basic and diluted net loss per common share	$(0.30)	$(0.28)	$(0.35)	$(0.36)	$(0.36)	$(0.43)	$(0.49)	$(0.38)
Weighted-average shares used in computing basic net loss per common share	43,916	39,887	33,351	30,535	29,742	29,141	25,993	25,401

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

      Not applicable.

Item 9A.	Controls and Procedures

      We currently have in place systems relating to disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). The Company’s principal executive officer and its principal financial officer evaluated the effectiveness of these disclosure controls and procedures as of the end of our 2003 fiscal year in connection with the preparation of this annual report. They concluded that the controls and procedures are effective and adequate at that time. There were no significant changes in the Company’s internal control over financial reporting during the fourth quarter of fiscal 2003 that have materially affected, or are reasonably likely to materially affect the Company’s control over financial reporting.

PART III

      The information required by Item 10 — Directors and Executive Officers of the Registrant; Item 11 — Executive Compensation; Item 12 — Security Ownership of Certain Beneficial Owners and Management; Item 13 — Certain Relationships and Related Transactions; and Item 14 — Principal Accounting Fees and Services is incorporated into Part III of this Annual Report on Form 10-K by reference to the Company’s Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 7, 2004, except that the information required by Item 10 pertaining to executive officers of the Registrant is contained in Part I of this report.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) (1) and (2). The financial statements included in this report are listed on page F-1.

      (a) (3). The exhibits are set forth in the exhibit index. The management contracts, compensatory plans and arrangements filed as exhibits are identified by the letter “M” in the list of exhibits.

      (b) The Company filed the following reports on Form 8-K during the fourth quarter of fiscal 2003.

      The Company furnished a report on Form 8-K on August 1, 2003 to report under Item 9 (Regulation FD Disclosure) that the Company had issued on that day a press release announcing that it had received a response to its marketing application filed with the U.S. Food and Drug Administration.

      The Company furnished a report on Form 8-K on September 15, 2003 to report under Item 12 (Results of Operations and Financial Condition) that, on August 21, 2003, the Company had issued a press release (the “Press Release”) announcing its results of operations for the quarter ended July 31, 2003 and had held a related conference call to discuss these results.

      The Company filed a report on Form 8-K on October 30, 2003 to report under Item 5 (Other Events and Required FD Disclosure) that the Company had issued on that day a press release updating its regulatory and operating plans.

      (c) Exhibits are set forth on the following exhibit index. Management contracts, compensatory plans and arrangements are identified in the exhibit index by the letter “M.”

      (d) Not applicable.

EXHIBIT INDEX

Exhibit
No.	Description	Location

3(i)	Restated Certificate of Incorporation of Biopure	(3)
3(ii)	By-laws of Biopure, as amended	(3)
4.1	Form of Stock Purchase Warrant	(10)
4.2	Form of Placement Agent’s Warrant	(10)
10.1	Lease Agreement dated as of December 24, 2002, between Biopure and Sumter Realty Group, LLC	(2)
10.2	Agreement between Biopure and Moyer Packing Company dated October 21, 1994	(3)
10.3	Agency Agreement between Biopure and The Butler Company dated March 29, 1999	(3)
M 10.4	Amended and Restated 2002 Omnibus Securities and Incentive Plan	(10)
M 10.5	Agreement concerning sale of common stock, dated August 27, 2003 between the Company and Carl W. Rausch	(11)
M 10.6	Amended and Restated Stock Purchase Agreement between Biopure and Maria Gawryl dated as of May 1, 1999	(1)
M 10.7	Employment Agreement dated as of June 25, 2002 between Biopure and Thomas A. Moore	(8)
10.8	Lease Agreement dated October 12, 1990, between Biopure and Tarvis Realty Trust	(3)
10.9	Sublease between Cendant Operations, Inc. and Biopure Corporation dated June 20, 2001	(9)
10.10	License Agreement for Waste Disposal System between Moyer Packing Company and Biopure Corporation dated June 12, 2001	(9)
10.11	Lease Agreement dated August 29, 1994, between Biopure and Eleven Hurley Street Associates	(3)
10.12	Lease Agreement dated May 10, 1994, between Biopure and Tarvis Realty Trust	(3)
10.13	Lease Agreement dated August 23, 1994, between Biopure and Tarvis Realty Trust	(3)
M 10.14	Option dated as of June 25, 2002, in favor of Thomas A. Moore	(8)
M 10.15	Employment Agreement with Carl Rausch dated as of July 29, 2002	(8)
M 10.16	Promissory Note dated July 29, 2002 from Carl Rausch	(8)
10.17	Letter from Thomas A. Moore, dated August 4, 2003 concerning Lock-up of Securities	(11)
M 10.18	Agreement re loan dated July 29, 2002 between the Company and Carl Rausch	(8)
10.19	Employment Agreement dated as of February 12, 2003, between the Company and Ronald F. Richards	(6)
M 10.20	Deferred Compensation Agreement dated July 29, 2002 between Biopure and Carl Rausch	(8)
10.21	Employment Agreement Concerning Protection of Company Property and the Arbitration of Legal Disputes	(3)
10.22	Rights Agreement between Biopure and American Stock Transfer & Trust Company dated September 24, 1999	(4)
10.23	First Amendment to Lease between Sumter Realty Group, LLC, and the Company, dated as of February 24, 2003	(5)
10.24	License Agreement for Spur Facility between Moyer Packing Company and Biopure Corporation dated June 12, 2001	(9)
10.25	Assignment and Assumption of Deed of Easement between Moyer Packing Company and Biopure Corporation dated June 12, 2001	(9)

Exhibit
No.	Description	Location

10.26	Distribution Agreement between the Company and Network Healthcare Holdings Limited	(7)
10.27	Amendment to Distribution Agreement between the Company, Network Healthcare Holdings Limited and Tshepo Pharmaceuticals (Pty) Limited	(7)
10.28	Letter Agreement between the Company and Network Healthcare Holdings Limited	(7)
10.29	Letter Agreement between the Company and Scanix Six (Pty) Ltd.	(7)
10.30	Letter from David N. Judelson, dated August 4, 2003 concerning Lock-up of Securities	(11)
10.31	Letter from Charles A. Sanders, M.D., dated August 1, 2003 concerning Lock-up of Securities	(11)
10.32	Letter from C. Everett Koop, M.D., dated August 1, 2003 concerning Lock-up of Securities	(11)
23	Consent of Independent Auditors
31.1	Certification of Thomas A. Moore pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Ronald F. Richards pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Thomas A. Moore pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Ronald F. Richards pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed as an exhibit to the Company’s report on Form 10-K for the year ended October 31, 2000.

(2)	Previously filed as an exhibit to the Company’s report on Form 10-K for the year ended October 31, 2002.

(3)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-78829) and incorporated herein by reference thereto.

(4)	Previously filed as an exhibit to the Company’s Report on Form 8-A dated November 4, 1999 and incorporated herein by reference thereto.

(5)	Previously filed as an exhibit to the Company’s report on Form 8-K dated March 13, 2003 and incorporated herein by reference thereto.

(6)	Previously filed as an exhibit to the Company’s report on Form 10-Q for the quarter ended January 31, 2003

(7)	Previously filed as an exhibit to the Company’s report on Form 10-Q for the quarter ended April 30, 2001.

(8)	Previously filed as an exhibit to the Company’s report on Form 10-Q for the quarter ended July 31, 2002

(9)	Previously filed as an exhibit to the Company’s report on Form 10-Q for the quarter ended July 31, 2001.

(10)	Previously filed as an exhibit to the Company’s report on Form 10-Q for the quarter ended April 30, 2003.

(11)	Previously filed as an exhibit to the Company’s report on Form 10-Q for the Quarter ended July 31, 2003.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOPURE CORPORATION

By:	/s/ RONALD F. RICHARDS

Ronald F. Richards
Chief Financial Officer

Dated: January 29, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHARLES A. SANDERS, M.D. Charles A. Sanders, M.D.	Director, Chairman of the Board	January 29, 2004

/s/ DAVID N. JUDELSON David N. Judelson	Director, Vice Chairman	January 29, 2004

/s/ CARL W. RAUSCH Carl W. Rausch	Director, Vice Chairman	January 29, 2004

/s/ THOMAS A. MOORE Thomas A. Moore	Director, President (Chief Executive Officer)	January 29, 2004

/s/ DANIEL P. HARRINGTON Daniel P. Harrington	Director	January 29, 2004

/s/ C. EVERETT KOOP, M.D. C. Everett Koop, M.D.	Director	January 29, 2004

/s/ J. RICHARD CROUT, M.D. J. Richard Crout, M.D.	Director	January 29, 2004

/s/ RONALD F. RICHARDS Ronald F. Richards	Chief Financial Officer, Principal Accounting Officer	January 29, 2004

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors and Stockholders

Biopure Corporation

      We have audited the accompanying consolidated balance sheets of Biopure Corporation (the Company) as of October 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended October 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Biopure Corporation as of October 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 31, 2003, in conformity with accounting principles generally accepted in the United States.

      As discussed in Note 1 to the consolidated financial statements, the Company’s recurring losses from operations and the lack of sufficient funds to sustain its operations beyond approximately the end of the third quarter of fiscal 2004 raise substantial doubt about its ability to continue as a going concern. Management’s plans as to these matters are described in Note 1. The 2003 consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ ERNST & YOUNG LLP

Boston, Massachusetts
December 12, 2003, except
with respect to Note 13, as to
which the date is January 26, 2004

BIOPURE CORPORATION

CONSOLIDATED BALANCE SHEETS

	October 31,

	2003	2002

	(In thousands, except share
	and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$26,862	$19,710
Accounts receivable, less allowance of $8 at October 31, 2003 and 2002	762	89
Inventories, net	8,985	8,028
Other current assets	1,233	709

Total current assets	37,842	28,536
Property, plant and equipment:
Land	401	401
Equipment	36,820	35,588
Leasehold improvements	16,941	16,732
Furniture and fixtures	1,071	1,025
Construction in progress	804	500
New facility work in process	14,348	12,757

	70,385	67,003
Accumulated depreciation and amortization	(33,524)	(28,234)

Net property, plant and equipment	36,861	38,769
Deposit on new facility	10,000	10,000
Other assets	922	972

Total assets	$85,625	$78,277

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,159	$2,163
Accrued expenses	6,100	4,026

Total current liabilities	7,259	6,189
Long-term liabilities:
Long-term debt	9,847	9,847
Deferred compensation	142	184

Total long-term liabilities	9,989	10,031
Commitments and contingencies, Notes 8 and 12.
Stockholders’ equity:
Preferred stock, $0.01 par value, 30,000,000 shares authorized, no shares outstanding	—	—
Common stock:
Class A, $0.01 par value, 100,000,000 shares authorized, 44,494,050 and 30,353,370 shares issued and outstanding at October 31, 2003 and 2002, respectively	445	304
Class B, $1.00 par value, 179 shares authorized, 117.7 shares issued and outstanding	—	—
Capital in excess of par value	472,287	419,065
Contributed capital	24,574	24,574
Notes receivable from stockholders	(256)	(255)
Accumulated deficit	(428,673)	(381,631)

Total stockholders’ equity	68,377	62,057

Total liabilities and stockholders’ equity	$85,625	$8,277

See accompanying notes

BIOPURE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended October 31,

	2003	2002	2001

	(In thousands, except share and per share data)
Revenues:
Oxyglobin	$4,019	$1,988	$3,482
Other	—	1	7

Total revenues	4,019	1,989	3,489
Cost of revenues	20,905	7,491	3,850

Gross loss	(16,886)	(5,502)	(361)
Operating expenses:
Research and development	10,504	25,982	34,609
Sales and marketing	6,447	2,938	2,622
General and administration	13,475	12,235	15,365

Total operating expenses	30,426	41,155	52,596

Loss from operations	(47,312)	(46,657)	(52,957)
Other income (expense):
Interest income	226	679	3,609
Interest expense	—	(47)	(71)
Other	44	242	—

Total other income, net	270	874	3,538

Net loss	$(47,042)	$(45,783)	$(49,419)

Per share data:
Basic and diluted net loss per common share	$(1.27)	$(1.66)	$(1.97)

Weighted-average shares used in computing basic and diluted net loss per common share	36,951,548	27,582,301	25,066,132

See accompanying notes.

BIOPURE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common
	Stock

	Class A		Class B		Capital in				Total
					Excess of	Contributed	Notes	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Par Value	Capital	Receivable	Deficit	Equity

	(In thousands, except share and per share data)
Balance at October 31, 2000	24,937,995	$249	117.7	$—	$372,149	$24,574	$(2,033)	$(286,429)	$108,510
Exercise of stock options and warrants	226,550	2			1,929				1,931
Stock issued for acquisition of research and development information	67,270				1,511				1,511
Land acquired upon exercise of stock option	80,000	1			1,004				1,005
Retirement of treasury stock that resulted from payment of “non-lapse” restricted shares	(86,732)	—			—
Equity compensation					6,844				6,844
Payment of discount plus interest on “non-lapse” restricted shares					133				133
Payment of notes receivable from shareholders							468		468
Accrued interest							(90)		(90)
Net loss								(49,419)	(49,419)

Balance at October 31, 2001	25,225,083	252	117.7	—	383,570	24,574	(1,655)	(335,848)	70,893
Exercise of stock options and warrants	2,842	—			40				40
Sale of common stock	5,121,297	52			35,382				35,434
Adjustment for stock issued for acquisition of research and development information	(3,852)	—							—
Land acquired upon exercise of stock option	8,000	—			134				134
Equity compensation					(61)				(61)
Payment of notes receivable from shareholders							80		80
Settlement of note receivable and accrued interest from shareholder							1,601		1,601
Amended note receivable to shareholder							(233)		(233)
Accrued interest							(48)		(48)
Net loss								(45,783)	(45,783)

Balance at October 31, 2002	30,353,370	304	117.7	—	419,065	24,574	(255)	(381,631)	62,057
Exercise of stock options and warrants	762,072	7			3,213				3,220
Sale of common stock	13,378,608	134			49,749				49,883
Equity compensation					260				260
Accrued interest							(1)		(1)
Net loss								(47,042)	(47,042)

Balance at October 31, 2003	44,494,050	$445	117.7	$—	$472,287	$24,574	$(256)	$(428,673)	$68,377

See accompanying notes.

BIOPURE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended October 31,

	2003	2002	2001

	(In thousands)
Operating activities:
Net loss	$(47,042)	$(45,783)	$(49,419)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,346	4,577	3,643
Equity compensation	260	(61)	6,844
Deferred compensation	(42)	(7)	7
Accrued interest on notes receivable from stockholders	(1)	(48)	(90)
Acquired research and development information	—	—	1,511
Equity in affiliate’s operations	—	32	34
Changes in assets and liabilities:
Accounts receivable	(673)	635	(246)
Inventories	(957)	(3,363)	(1,939)
Other current assets	(524)	62	(391)
Accounts payable	(1,004)	815	(416)
Accrued expenses	2,074	(923)	(771)

Net cash used in operating activities	(42,563)	(44,064)	(41,233)
Investing activities:
Purchases of property, plant and equipment	(3,382)	(8,352)	(3,265)
Escrow for new facility	—	—	(10,000)
Other assets	(6)	716	(98)

Net cash used in investing activities	(3,388)	(7,636)	(13,363)
Financing activities:
Net proceeds from sales of common stock	49,883	35,466	—
Expenses related to equity line	—	(32)	(675)
Proceeds from exercise of stock options, warrants and restricted stock	3,220	40	2,064
Payment of notes receivable from stockholders	—	80	468
Amendment of note receivable from stockholder	—	(233)	—

Net cash provided by financing activities	53,103	35,321	1,857

Increase (decrease) in cash and cash equivalents	7,152	(16,379)	(52,739)
Cash and cash equivalents at beginning of the year	19,710	36,089	88,828

Cash and cash equivalents at end of the year	$26,862	$19,710	$36,089

Supplemental Disclosure of Non Cash Investing Activities:
Land and license rights acquired upon exercise of stock option	$—	134	$1,005

New facility construction financed through capital lease (classified as long-term debt)	$—	$4,642	$5,205

Supplemental Disclosure of Non Cash Financing Activities:
Settlement of deferred compensation and accrued interest	$—	$(1,601)	$—

Settlement of note receivable and accrued interest	$—	$1,601	$—

See accompanying notes.

BIOPURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     The Company

Nature of Business and Risks and Uncertainties

      Biopure Corporation (Biopure, or the Company) is a leading developer, manufacturer and supplier of a new class of pharmaceuticals, called oxygen therapeutics, which are intravenously administered to deliver oxygen to the body’s tissues. Its products are Oxyglobin, for veterinary use, and Hemopure, for human use.

      The Company sells Oxyglobin in the United States for the treatment of anemia in dogs. In April 2001, the Company began selling Oxyglobin to a distributor in the United Kingdom. Oxyglobin is now available to veterinarians in selected European countries through established local veterinary distributors in Germany, France and the United Kingdom. In fiscal 2001, Hemopure was approved in South Africa for use in adult surgery patients to treat acute anemia and eliminate, reduce or delay red blood cell transfusion. To date, the Company has not recognized revenue related to sales of Hemopure in South Africa.

      In July 2002 the Company filed a marketing application, called a biologic license application (BLA), for Hemopure in the United States, for perioperative use of the product in patients undergoing elective orthopedic surgery who are acutely anemic and for the elimination or reduction of red blood cell transfusions in these patients. The application was accepted for review by the FDA in October 2002. On July 30, 2003, the FDA sent Biopure a complete response letter responding to the company’s BLA. This letter set forth all of the Agency’s questions as of that date, most of which focused on the conduct of the clinical trials and on clinical and pre-clinical data.

      During a meeting between Biopure and the FDA on January 6, 2004, the FDA asked Biopure to provide for the BLA review the results of three preclinical animal studies previously requested in relation to the Company’s trauma program. The Company believes it can complete these studies within approximately six months after the FDA and the Company agree on the protocols. The Company has also implemented a plan to reply to all of the FDA’s questions in the complete response letter by June 30, 2004. Based on FDA performance goals in the Prescription Drug User Fee Act (PDUFA III), the Agency may then take up to six months from the date of Biopure’s reply to review and act on the BLA amendment. However, it is currently unclear what effect, if any, the requested preclinical studies or other potential FDA requests, possibly including additional clinical trials, may have on the timetable for obtaining FDA approval of Hemopure. These activities and uncertainties are significant factors relating to the Company’s operating losses.

      Biopure also believes the product could be developed for use in trauma, cancer and ischemic events such as heart attack and stroke.

      The Company is subject to a number of risks associated with companies in the biotechnology industry. Principal among these are the risks associated with the uncertainties of compliance with the FDA and other governmental regulations and approval requirements, dependence on securing or maintaining collaborative arrangements, development by the Company or its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, and the ability to grow the Company’s business and to obtain adequate financing to fund this growth.

      We obtain some key materials, including membranes and chemicals, from sole source suppliers. If such materials were no longer available at a reasonable cost from our existing suppliers, we would need to obtain supply contracts with new suppliers for substitute materials. If we need to locate a new supplier, the substitute or replacement materials will most likely need to be tested for equivalency. Such evaluations could delay development of a product, limit commercial sales of an FDA-approved product and cause us to incur additional expense. In addition, the time expended for such tests could delay the marketing or sale of an FDA-approved product.

BIOPURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Inventories consist of raw material, work-in-process and Hemopure and Oxyglobin finished goods. Both Oxyglobin and Hemopure have a shelf life of 3 years from the date of manufacture and are reviewed periodically to identify expired units and units with a remaining life too short to be commercially viable based on projected and historical sales activity. Inventories are also subject to quality compliance investigations. Reserves have been established for inventory that falls into these categories. If the remaining units of Hemopure on hand are not sold in South Africa or we experience future delays in obtaining our approval to sell Hemopure in the United States, we may have to fully reserve for these units in the future.

      Our investments in long-lived assets include property and equipment, such as construction in progress and new facility construction; real property license rights related to the source, supply and initial processing of our major raw material; and the asset related to expenditures for a planned manufacturing facility in South Carolina. Pursuant to SFAS 144, we examined our long-lived assets for potential impairment, with a particular emphasis on the asset related to the planned South Carolina manufacturing facility. As part of our review, we considered lack of financing for this facility to date, the potential timing of construction activities, the extent to which the asset is site specific, and our ongoing commitment to ultimately build our new facility in South Carolina. Based upon our analysis, we determined that while the delays in obtaining financing for this facility and FDA approval are significant and therefore indicators of potential impairment, we believe our plan for the South Carolina manufacturing facility is still valid and we fully expect we will be able to finance it on commercially reasonable terms in the future. Therefore, we determined that no impairment exists for fiscal 2003.

Going Concern Uncertainty

      The financial statements of the Company have been presented on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, the Company may not be able to continue its operations because it has experienced significant operating losses, which it expects will continue and has insufficient sources for funding its operations. For the Company to remain a going concern it will require significant additional funding in the near term. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company expects the cash and cash equivalents on hand at October 31, 2003 will be sufficient to fund operations according to its current plan through June 2004. The Company is considering additional measures to reduce its cash burn, but additional capital will still be required to fund the Company’s operations until the Company becomes profitable. The Company is exploring opportunities to raise capital through sales of securities, strategic alliances and other financing vehicles. However, there can be no assurance that adequate additional financing will be available to the Company on terms that it deems acceptable, if at all.

2.     Significant Accounting Policies

Basis of Presentation

      The consolidated financial statements reflect the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated.

Principles of Consolidation

      The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Biopure Netherlands, BV, Biopure South Africa, Pty, Ltd., Neuroblok Incorporated, Reperfusion Systems Incorporated, DeNovo Technologies Corporation and Biopure Overseas Holding Company. All intercompany accounts and transactions have been eliminated in consolidation.

BIOPURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial Statement Estimates

      The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying Notes. Actual results could differ from those estimates.

Cash Equivalents

      The Company considers highly liquid instruments with original maturities of 90 days or less at the time of purchase to be cash equivalents. Cash equivalents are carried at cost, which approximate their fair market value. As of October 31, 2003 and 2002, cash equivalents principally consist of money market funds.

Inventories

      Inventories are stated at the lower of cost (determined using the first-in, first-out method) or market. Inventories consist of raw material, work-in-process and Hemopure and Oxyglobin finished goods. Both Oxyglobin and Hemopure have a shelf life of 3 years from the date of manufacture and are reviewed periodically to identify expired units and units with a remaining life too short to be commercially viable based on projected and historical sales activity. Inventories are also subject to quality compliance investigations. Reserves are established for inventory that falls into these categories.

Property and Equipment

      Property and equipment are recorded at cost and depreciated over the estimated useful lives of the assets using the straight-line method. The estimated useful lives are as follows:

Major equipment	10-12 years
Equipment	5-7 years
Leasehold improvements	Shorter of useful life or life of the lease
Furniture and fixtures	5 years
Computer equipment	3 years

      Included in property, plant and equipment for the fiscal years ended October 31, 2003 and 2002 is $14,348,000 and $12,757,000, respectively, reflecting expenditures made by Biopure for the engineering and design costs of a new 500,000 unit Hemopure plant proposed to be constructed in South Carolina. The plant is expected to cost $120,000,000 and to be financed through a capital lease. See Note 8 for more information concerning the accounting for these expenditures.

Other Assets

      Real property licenses, stated at amortized cost of $619,000 as of October 31, 2003, are included in other non-current assets. Amortization is calculated using the straight-line method over the estimated useful life of the amortized assets, which is 13 years. The remainder of the balance of other non-current assets includes a property tax and replacement reserve required by the terms of the promissory note described in Note 12.

Long-Lived Assets

      In accordance with Financial Accounting Standards Board Statement (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company recognizes impairment losses on long-lived assets when indicators of impairment are present and future undiscounted cash flows are insufficient to support the assets’ recovery. During the fourth quarter of fiscal 2003 the Company considered these impairment rules as they relate to the Company’s new facility expenditures for the proposed South Carolina plant and

BIOPURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

determined that no impairment exists for fiscal 2003. See Note 1, Nature of Business and Risks and Uncertainties, for further discussion.

Revenue Recognition

      The Company recognizes revenue from product sales upon shipment provided that there is evidence of a final arrangement, there are no uncertainties surrounding acceptance, collectibility is probable, and the price is fixed.

      In January 2003, the Emerging Issues Task Force (“EITF”), published EITF Issue 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables,” which requires companies to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. In applying EITF 00-21, revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables in the arrangement meet certain criteria. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values. This issue is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company’s adoption of EITF 00-21 did not have a material impact on the Company’s results of operations or financial position.

Research and Development Costs

      Research and development costs are expensed as incurred. These costs include product and process development and engineering, pre-clinical studies, clinical trials, costs of product used in trials and tests and, in fiscal 2002 and fiscal 2001, an allocation of a portion of the unabsorbed fixed costs of manufacturing.

Stock-Based Compensation

      The Company generally grants stock options for a fixed number of shares, with an exercise price equal to the market value of the shares at the date of grant. The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations, in accounting for its stock-based compensation plans, rather than the alternative fair value accounting method provided under SFAS 123, “Accounting for Stock-Based Compensation.” Under APB 25, when the exercise price of options granted to employees equals the market price of the underlying stock on the date of grant, no compensation expense is required. The Company has adopted the provisions of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation Transition Disclosure,” for disclosure purposes only.

      In December 2002, the FASB issued SFAS No 148, “Accounting for Stock-Based Compensation Transition Disclosure” (“SFAS 148”), An Amendment of FASB Statement No. 123. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of Statement No. 123 to require more prominent and more frequent disclosure in financial statements regarding the effects of stock-based compensation. The provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002 and the interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company will continue to apply Accounting Principles Board Opinion No. 25 as the method used to account for stock-based employee compensation arrangements, where applicable, but has adopted SFAS 148 and included the disclosure modifications in these consolidated financial statements. The adoption of this Statement did not have a material effect on the Company’s financial position or its results of operations.

BIOPURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company applies SFAS 123 and EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services” with respect to options issued to nonemployees.

      The weighted average fair value of each stock option included in the as adjusted amounts below was estimated using the Black-Scholes option-pricing model and is amortized over the vesting period of the underlying options. The assumptions used to calculate the SFAS No. 148 as adjusted disclosure and the weighted average information for the fiscal years ended 2003, 2002 and 2001:

	Fiscal Years Ended October 31,

	2003	2002	2001

Risk-Free Interest Rates	4.66%	5.21%	6.20%
Expected Dividend Yield	—	—	—
Expected Life	7 Years	7 Years	7 Years
Expected Volatility	80%	80%	80%

      If the compensation cost for the Company’s stock options had been determined based on the fair value at the date of grant, the Company’s net loss and net loss per share would have been as follows:

	(In thousands, except per share data)

	2003	2002	2001

Net loss as reported	$(47,042)	$(45,783)	$(49,419)
Add: Stock-based employee compensation cost included in the determination of net loss as reported	—	—	—
Deduct: Total stock-based compensation expense determined under the fair value method for all employee awards	(3,755)	(1,588)	(4,273)
As adjusted net loss	$(50,797)	$(47,371)	$(53,692)
Basic and diluted net loss per share:
As reported	$(1.27)	$(1.66)	$(1.97)
As adjusted	$(1.37)	$(1.72)	$(2.14)
Weighted average fair value of options granted	$4.84	$5.66	$7.73

      As stock options vest over several years and additional stock option grants are expected to be made each year, the above as adjusted disclosures are not necessarily representative of as adjusted effects on results of operations for future periods.

Net Loss Per Common Share

      Basic net loss per common share is computed based on the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is computed based upon the weighted-average number of common shares outstanding during the year, adjusted for the dilutive effect the Company’s common stock equivalents including the shares issuable upon the conversion of Class B Common Stock outstanding and the exercise of common stock options and warrants determined based upon average market price of common stock for the period. Basic and diluted net loss per common share is computed the same for all periods presented as the Company had losses for all periods presented and, consequently, the effect of Class B Common Stock and common stock equivalents is anti-dilutive.

      Dilutive weighted average shares does not include 6,969,594, 4,199,178 and 3,252,627 common stock equivalents for the years ended October 31, 2003, 2002 and 2001, respectively, as their effects would be anti-dilutive.

BIOPURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Concentration of Credit Risk and Significant Customers

      SFAS No. 105, “Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk,” requires disclosure of any significant off-balance-sheet risks and credit risk concentrations. The Company has no significant off-balance-sheet risk. Financial instruments, which subject the Company to credit risk, principally consist of cash, cash equivalents, accounts receivable and notes receivable from two officers. The Company maintains the majority of its cash balances with high quality financial institutions. The Company distributes Oxyglobin in the United States through a number of distributors. Of these distributors, five represented 78% of total accounts receivable at October 31, 2003 while three represented 68% of total accounts receivable at October 31, 2002. The Company derived revenue from three unrelated distributors in 2003 individually accounting for a total of 34%, 13% and 12% of total revenues. The Company derived revenue from five unrelated distributors in 2002 individually accounting for a total of 37%, 15%, 13%, 13% and 11% of total revenues. The Company derived revenue from four unrelated distributors in 2001 individually accounting for a total of 42%, 20%, 11% and 11% of total revenues.

Fair Value of Financial Instruments

      SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of the fair value of financial instruments. The Company has estimated the fair value of financial instruments using available market information and appropriate valuation methodologies. The carrying value of cash equivalents, accounts receivable, notes receivable from two officers and accounts payable approximate fair value due to the short-term nature of these financial instruments. The carrying value of the Company’s long-term debt also approximates fair value based on comparable market terms and conditions.

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

      Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions regarding resource allocation and assessing performance. To date the Company has viewed its operations and manages its business as principally one operating segment, which is developing, manufacturing and supplying a new class of pharmaceuticals, called oxygen therapeutics, which are intravenously administered to deliver oxygen to the body’s tissues. As of October 31, 2003 most of the Company’s assets are located in the United States. For the fiscal year ended October 31, 2003, customers in the United States and the Company’s distributor in the United Kingdom accounted for 94% and 6% of the Company’s revenue recognized, respectively. For the fiscal year ended October 31, 2002, customers in the United States and the Company’s distributor in the United Kingdom accounted for 87% and 13% of the Company’s revenue recognized, respectively. For the fiscal year ended October 31, 2001 customers in the United States and the Company’s distributor in the United Kingdom accounted for 95% and 5% of the Company’s revenue recognized, respectively.

BIOPURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reclassifications

      In fiscal 2003 the company decided to record certain shipping costs of Oxyglobin as costs of revenue. Accordingly, the Company has reclassed $90,000 and $185,000 of sales and marketing costs to cost of revenue for the years ended October 31, 2002 and 2001, respectively, to conform to the current year presentation.

Recently Issued Accounting Standards

      In May 2003, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 150, “Accounting for Certain Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”), which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company’s adoption of the initial recognition and initial measurement provisions of SFAS 150, effective June 1, 2003, did not have an impact on the Company’s results of operations or financial position.

      In April 2003, the FASB issued SFAS No. 149, “Derivatives and Hedging, an Amendment of FASB Statement 133” (“SFAS 149”). This statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133, Accounting for Derivative Instruments and Hedging Activities. The changes in this Statement improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative of Statement 133, clarifies when a derivative contains a financing component, amends the definition of an “underlying” to conform it to language used in FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, and amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. This Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company’s adoption of SFAS 149 did not have a material impact on the Company’s results of operations or financial position.

      In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities,” to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. Until now, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN No. 46 changes that by requiring a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN No. 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. In October 2003, the FASB issued Proposed Interpretation of FIN No. 46, which would require consolidation of variable interest entities created before February 1, 2003 for financial statements issued for the first reporting period ending after December 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company believes the adoption of FIN 46 will not have a material adverse impact on its overall financial position or results of operations. See note 6 for a discussion of the Company’s variable interest entity.

3.     Cost Reduction Plan

      On October 30, 2003, the Company announced a cost reduction plan to decrease its ongoing cash burn. Under the plan, the Company terminated 72 employees. The employees terminated were primarily employees from the Company’s manufacturing division. During the fiscal year ended October 31, 2003 in accordance

BIOPURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” the Company recorded within General and Administrative expense a charge of $875,000 related to this reduction in force. The charge recorded represented primarily severance costs and fees for outplacement services. At October 31, 2003, the Company had not paid any costs related to this reduction in force and, as a result, had an accrual of $875,000.

4.     Transactions with Related Parties

      In August 1990, the Company made loans to certain directors and officers to allow them to purchase Class A Common Stock. The principal and interest for the loan that remains outstanding, not including the loan made to Carl Rausch, the Company’s Vice Chairman and Chief Technology Officer, is approximately $23,000 and was due on October 31, 2002. The principal balance continues to bear interest until all principal and interest are paid. The note receivable for the loan bears interest at the prime rate (4.25% at October 31, 2003) and is included in stockholders’ equity in the accompanying consolidated financial statements. The Company is currently negotiating a payment agreement with the officer in regards to this note.

      In August 1990, the Company awarded deferred compensation of $700,000 to Carl Rausch, then Chairman and Chief Executive Officer. The deferred amount with interest was to be paid on July 31, 2003. The Company also made a loan of $700,000 to Mr. Rausch in August 1990, the proceeds of which were used to purchase shares of the Company’s Class A Common Stock. On July 29, 2002, Mr. Rausch settled the interest accrued on his deferred compensation and the Company settled the interest due on the loan which were both $901,000. Biopure accelerated the deferred compensation payment of $700,000 to Mr. Rausch, of which $233,100 was withheld for taxes and the balance of $466,900 was paid on the loan, leaving a principal loan balance of $233,100. This remaining loan balance bears interest at the prime rate (4.25% at October 31, 2003) and is included in stockholders’ equity as notes receivable in the accompanying consolidated financial statements. Interest payments are required to be made and are made on a current basis, and the principal on the loan is due on July 31, 2007.

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

5.     Inventories

      Inventories, net of reserves, consisted of the following:

	October 31,

	2003	2002

	(In thousands)
Raw materials	$1,270	$2,122
Work-in-process	885	676
Finished goods — Oxyglobin	1,937	1,992
Finished goods — Hemopure	4,893	3,238

	$8,985	$8,028

      Finished goods inventory includes approximately 10,000 units of Hemopure. These units include approximately 5,200 with expiration dates during fiscal 2005 and 4,800 units with expiration dates during fiscal

BIOPURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2006. If these units are not sold in South Africa or we experience future delays in obtaining our approval to sell Hemopure in the United States, we may have to fully reserve for these units in the future.

6.     Investment in Affiliate

      The Company accounts for its investments in affiliated companies under the equity method of accounting. In July 1994, the Company acquired a 50% general partnership interest in Eleven Hurley Street Associates (EHSA), a real estate partnership, which owns the Company’s principal office and research and development facilities. The Company’s lease with EHSA requires annual rental payments of $262,000 from 2003 through 2007. The partnership’s income was not significant for any of the periods presented. In fiscal 2003 the Company received a total of $44,000 in distributions, which is recorded in other income on the consolidated statements of operations for the fiscal year ended October 31, 2003. In accordance with FIN 46, the Company will begin consolidating EHSA as a variable interest entity during fiscal 2004. The Company believes the adoption of FIN 46 will not have a material adverse impact on its overall financial position or results of operations.

7.     Accrued Expenses

      Accrued expenses consist of the following:

	October 31,

	2003	2002

	(In thousands)
Clinical trials	$59	$27
Preparation of biologic license application	—	186
Accrued payroll and related employee expenses	487	562
Accrued health and dental premiums	340	19
Accrued vacation	629	651
Accrued legal and audit fees	451	301
Accrued severance	875	—
Accrued financing fees	537	—
South Carolina capital project	650	551
Other	2,072	1,558

	$6,100	$4,026

8.     Long-Term Debt

      In December 2001, the Company signed an amended letter of intent with Sumter Realty Group, LLC for the construction and financing of a manufacturing plant in South Carolina, which is designed to produce 500,000 Hemopure units per year and expected to cost approximately $120,000,000. Under the letter of intent the financing would be in the form of a capital lease.

      The terms of any new lease, as outlined in the letter of intent, would be: (i) lease payments to start at substantial completion of the facility; (ii) annual lease payments of $13,750,000 per year for the first two years; and (iii) lease payments of $17,158,000 per year for the balance of a 240-month term. The Company is committed to pay a finder’s fee, of approximately 2 percent of the net amount financed, to CB Richard Ellis, a real estate consulting firm, when financing for the facility is completed if financing is provided through Sumter Realty Group or any of its principals. However, there is no assurance that the Company will be able to obtain financing under the terms set forth in the letter of intent.

BIOPURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As of October 31, 2003, $14,348,000 has been included in property, plant and equipment and $9,847,000 in long-term debt reflecting capital costs to date for the engineering and design costs of the planned manufacturing facility, as well as for permits and acquisition of land. During fiscal 2003, the Company incurred an additional $1,591,000 of costs for detailed engineering work, including shop drawings for major equipment and steel fabrication. No additional expenditures will be incurred until a financing proposal has been accepted and a closing schedule has been developed.

      Under the letter of intent Biopure agreed to invest $10,000,000 to be reimbursed by Sumter Realty Group on certain conditions. During fiscal 2001 and 2002, Biopure funded $10,000,000 in project costs for the new facility (included in the $14,348,000 total investment). The $10,000,000 has been accounted for as a deposit in long-term assets as of October 31, 2003. If financing on the terms of the letter of intent is not obtained or conditions to the refund are not met, the $10,000,000 expenditure will not be returned to the Company and will be treated as a capital expenditure. In such an event the $14,348,000 included in property, plant and equipment will be subject to immediate impairment review pursuant to SFAS No. 144. See Note 1, Nature of Business and Risks and Uncertainties, for further discussion.

9.	Stockholders’ Equity

Stock Issuances

      On December 31, 2002, we raised $1,885,000 in net proceeds from the sale of our Class A Common Stock in a private placement. The Company also issued, to these same investors, warrants to acquire 522,193 shares of its Class A Common Stock at an exercise price of $4.84 per share which were exercised on September 22, 2003, for proceeds of $2,527,000.

      On March 5, 2003, the Company filed a common stock shelf registration statement with the SEC. On March 25, 2003, the Company sold 5,548,480 of these registered shares. The Company received proceeds of $13,427,000 before expenses of $477,000 and recorded an increase in stockholders’ equity of $12,950,000. On April 16, 2003, the Company sold an additional 1,000,000 shares for proceeds of $3,130,000 before expenses of $98,000 and recorded an increase in stockholders’ equity of $3,032,000. On May 2, 2003, the Company sold an additional 882,353 shares for proceeds of $3,150,000 before expenses of $16,000 and recorded an increase in stockholders’ equity of $3,134,000. On May 6, 2003, the Company sold an additional 833,334 shares for proceeds of $3,000,000 before expenses of $65,000 and recorded an increase in stockholders’ equity of $2,935,000.

      On April 16, 2003 the Company entered into a Standby Equity Distribution Agreement with Bank of New York Capital Markets, Inc. (“CMI”) under which the Company was able to issue and sell up to $10,000,000 of its Class A Common Stock from time to time through CMI. During fiscal 2003, the Company received proceeds of $10,000,000 before expenses of $110,000 from the sale of 1,509,248 shares at an average selling price of $6.63 per share under this agreement.

      On June 19, 2003, the Company filed a common stock shelf registration statement with the SEC. On July 23, 2003, the Company sold 3,083,000 of these registered shares. The Company received proceeds of $17,203,000 before expenses of $1,065,000 and recorded an increase in stockholders’ equity of $16,193,000.

      In fiscal 1994, one of the Company’s vendors was granted options to acquire 80,000 shares and in fiscal 2000 it was granted an option for an additional 8,000 shares of Class A Common Stock in exchange for certain land and real property lease and license rights. In 2001 and 2002, the vendor exercised its option to acquire 80,000 and 8,000 shares, respectively, of Class A Common Stock for consideration consisting of land and real property lease and license rights valued at $1,138,500, $396,000 of which was recorded as land and $742,500 of which was recorded as other assets.

BIOPURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Biopure was a party to an equity line stock purchase agreement with a financial institution. The Company drew a total of $7,250,000 in exchange for 516,531 shares of Class A Common Stock under this agreement. The agreement expired in June 2003.

Common Stock

      The holder of Class B Common Stock is not entitled to vote or to receive dividends. The Class B Common Stock is convertible into shares of Class A Common Stock according to a formula that is based upon a future fair market value of the Company and is conditioned upon the Company achieving U.S. FDA approval for Hemopure. The number of shares of Class A Common Stock to be issued in exchange for the Class B Common Stock will be determined based upon an independent valuation of the Company, after FDA approval of the Company’s oxygen therapeutic product for humans. The valuation is then divided by 13,635,525 shares to arrive at a fair value per share of Class A Common Stock. The total investment in the Company, $142.3 million, divided by such per share fair value of Class A Common Stock, results in the number of shares of Class A Common Stock the holder will receive, limited to a maximum of 1,272,119 shares.

      Of the Company’s currently outstanding Class A Common Stock, 1,000,052 shares are restricted from transfer by a restriction that can only be removed upon payment to the Company, in cash or Class A Common Stock, of $7.92 per restricted share.

Dividends

      At this time, the Company does not intend to pay dividends.

Contributed Capital

      The Company recorded as contributed capital the research and development costs incurred by the holder of the Class B Common Stock on behalf of the Company. Upon conversion of the Class B Common Stock, the cumulative amount of this contributed capital will be treated as consideration for the Class A Common Stock issued in the conversion.

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

BIOPURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Presented below is a summary of transactions related to stock options outstanding during 2003, 2002 and 2001:

	Year Ended October 31,

	2003		2002		2001

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Options outstanding at beginning of year	2,960,324	$12.50	2,079,538	$15.28	2,179,600	$14.98
Granted	1,030,704	4.84	1,049,950	7.66	87,500	17.46
Exercised	(375)	6.03	(2,776)	14.15	(162,715)	12.52
Forfeited	(110,422)	13.60	(161,254)	16.46	(24,847)	14.3
Expired	(29,266)	18.37	(5,134)	13.50	—	—

Options outstanding at end of year	3,850,965	$10.37	2,960,324	$12.50	2,079,538	$15.28

Options exercisable	2,411,746		1,872,793		1,352,406

      The following table summarizes information about options outstanding at October 31, 2003:

	Options Outstanding

		Weighted		Options Exercisable
		Average
		Remaining	Weighted-		Weighted-
		Contractual Life	Average Exercise		Average Exercise
Exercise Price	Shares	(Yrs.)	Price	Shares	Price

$3.01-$7.46	1,835,333	9.1	$5.71	576,710	$6.48
$12.00-$13.50	1,585,155	6.3	12.65	1,417,061	12.61
$16.69-$22.50	350,477	4.0	19.49	350,475	19.49
$26.10-$35.69	80,000	6.7	32.09	67,500	31.43

	3,850,965	7.4	$10.37	2,411,746	$12.67

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

      In April 2002, the Company established the 2002 Plan, which provides for the granting of incentive stock options, non-qualified stock options, restricted stock awards, deferred stock awards, unrestricted stock awards, performance share awards, distribution equivalent rights, or any combination of the foregoing to key management, employees and directors. The maximum number of shares of Class A Common Stock reserved for issuance under the 2002 Plan was 1,200,000. On April 2, 2003 an amendment to the 2002 Plan was approved which increased the maximum number of shares reserved for issuance under this plan to 2,200,000 and caused all shares subject to options or available for options or awards under previously adopted plans to become subject to the 2002 Plan.

      At October 31, 2003, there were 610,830 shares available for future grants under stock option plans.

      During fiscal 2001, Biopure granted to unrelated parties an aggregate of 400,000 warrants at an exercise price of $19.30 per share and 350,000 warrants with an exercise price of $35.00 per share. Both warrants vested

BIOPURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in April 2001 and expire three years from the date of grant. The Company recorded $4,174,500 as a one-time compensation expense in April 2001. The weighted-average fair value per warrant was $5.57. In November 1999, the Company granted 25,000 warrants to consultants at an exercise price of $12.00 per share. The warrants vested immediately and expire five years from the date of grant. The related compensation expense was recorded on the grant date and was not significant. At October 31, 2003, all such warrants were outstanding.

      During fiscal 2002, Biopure granted a total of 85,700 warrants to unrelated parties in connection with the sale of registered shares. On April 23, 2002, 65,000 shares were granted, at an exercise price of $7.53 per share, which vested immediately and expire four years from the date of grant. On May 9, 2002, 20,700 shares were granted, at an exercise price of $7.67 per share, which vested immediately and expire three years from the date of grant.

      During fiscal 2003, Biopure granted a total of 2,671,481 warrants to parties in connection with the sale of the registered shares mentioned above. On December 31, 2002, 522,193 shares were granted, at an exercise price of $4.84 per share, which vested immediately and were exercisable at any time until six months after the effective date of the registration statement. On March 25, 2003, 1,109,696 and 166,454 shares were granted, at an exercise price of $3.63 and $3.03 per share, respectively, which vested immediately and expire five years from the date of grant. On April 16, 2003 500,000 and 30,000 shares were granted, at an exercise price of $3.75 and $3.34 per share, respectively, which vested immediately and expire five years from the date of grant. On May 2, 2003, 176,471 shares were granted, at an exercise price of $3.93, which vested immediately and expire five years from the date of grant. On May 6, 2003, 166,667 shares were granted, at an exercise price of $3.96, which vested immediately and expire five years from the date of grant. The Company estimates the aggregate fair value of these warrants to be $2,669,222, using the Black-Scholes pricing model and has recorded such value as a charge to additional paid in capital. However, as the warrants were issued in connection with a financing transaction, the offset to this charge is also recorded to additional paid in capital and therefore has no net effect on stockholders’ equity.

Reserved Shares

      At October 31, 2003, there were 9,403,884 shares of Class A Common Stock reserved for issuance under the stock option plans, stock option agreements and warrants and upon conversion of Class B Common Stock.

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

      The Company has a defined contribution plan, the Biopure Corporation Capital Accumulation Plan, qualified under the provisions of Internal Revenue Code section 401(k). Employees are eligible for enrollment upon becoming employed and for discretionary matching after one year of service. The Company’s discretionary contribution vests after a period of three years from the date of employment. In 2003, 2002 and 2001, the Company contributed $304,000, $279,000, and $223,000 respectively, to the plan.

BIOPURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Income Taxes

      At October 31, 2003, the Company had available for the reduction of future years’ federal taxable income and income taxes, net operating loss carryforwards of approximately $268,485,000, expiring from the year ended October 31, 2004 through 2023, along with federal and state research and development and state investment tax credits of approximately $8,182,000, expiring from the year ended October 31, 2004 through 2023. Since the Company has incurred only losses since inception and due to the degree of uncertainty with respect to future profitability, the Company believes at this time that it is more likely than not that sufficient taxable income will not be earned to allow for realization of the tax loss and credit carryforwards and other deferred tax assets. Accordingly, the tax benefit of these items has been fully reserved.

      In the event of any tax benefit relating to the valuation allowance of deferred tax assets, approximately $3,090,000, as of October 31, 2003 would be reported in additional paid in capital.

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of October 31, 2003 and 2002 were as follows:

	2003	2002

	(In thousands)
Deferred tax assets:
Net operating loss carryforward	$99,308	$85,166
Capitalized research and development	47,066	46,565
Accruals and reserves	3,066	2,828
Tax credit carryforwards	8,182	8,041

Total deferred tax assets	157,622	142,600
Deferred tax liabilities:
Depreciation	2,579	1,977

Total deferred tax liabilities	2,579	1,977

Net deferred tax assets	155,043	140,623
Valuation allowance for deferred tax assets	(155,043)	(140,623)

Net deferred tax assets	$—	$—

      In 2003, the valuation allowance increased by $14,420,000 due primarily to the increase in net operating losses and capitalized research and development costs and research and development tax credits.

12.	Commitments

Guarantee

      In July 1994, the Company acquired a 50% general partnership interest in Eleven Hurley Street Associates (EHSA), a real estate partnership, which owns the Company’s principal office and research and development facility. The Company accounts for its investment in EHSA under the equity method of accounting. In the event EHSA became insolvent or was unable to pay its obligations, the Company, as a general partner, would be liable for all partnership obligations. EHSA’s liabilities as of October 31, 2003 consist of a promissory note to a bank with a balance of $1,115,000. The note accrues interest at 8.63% and matures on January 30, 2006. As of October 31, 2003, the maximum potential amount of future payments the Company would be required to make under its guarantee would be $1,315,000. The note is secured by the office and research and development facility, which the Company believes would satisfy the current

BIOPURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

promissory note balance. Biopure currently leases this facility from EHSA for $262,000 annually under an operating lease expiring in December 2007.

      In 1997, the Company entered into an agreement with B. Braun Melsungen A.G. (Braun) to repurchase shares of the Company’s common stock. This agreement was terminated in 1999 and resulted in a requirement that the Company pay Braun a royalty of two percent of the Company’s revenues from human product sales and license fees in a specified European region. Payments must be made on a quarterly basis until such amounts aggregate $7,500,000. In exchange for this royalty commitment, the rights to manufacture and market specified products in Braun’s territory were reacquired by the Company. No payments have been required or made as of October 31, 2003.

      The Company leases office, research and manufacturing space under operating lease agreements that expire at various dates through February 29, 2008. The Company has the option to extend the terms of certain operating leases for additional periods. Future minimum lease payments under these leases at October 31, 2003 are as follows:

2004	$1,009,651
2005	945,720
2006	662,889
2007	591,150
2008	153,325

$3,362,735

      Rent expense was approximately $1,154,000, $1,093,000 and $977,000 in 2003, 2002 and 2001, respectively.

13.     Litigation and Subsequent Events

      SEC Investigation. During the fourth quarter of fiscal 2003, the Company was notified of a confidential investigation by the Securities and Exchange Commission (SEC). On December 22, 2003, the Company, its Chief Executive Officer and its former Senior Vice President, Regulatory and Operations received “Wells Notices” from the staff of the SEC stating the staff’s preliminary determination to recommend that the SEC bring a civil injunctive proceeding against the Company and the individuals. Biopure and the individuals responded in writing to the notices on January 9, 2004. The staff is continuing to gather information.

      Biopure believes the notices relate to Company disclosures concerning communications with the FDA about a clinical hold imposed on a clinical study protocol the Company submitted to the agency in March 2003 and the status of the Company’s BLA. In March 2003, the Company filed a proposed protocol for a Phase II clinical trial in trauma patients in a hospital setting. The FDA put the protocol and its related investigational new drug application (IND) on “clinical hold,” meaning the trial could not begin as proposed. The FDA cited safety concerns based on a preliminary review of data from the Company’s trial in patients undergoing orthopedic surgery. After the Company responded in two written submissions, the clinical hold was reasserted twice in writing, most recently on July 30, 2003. The Company did not disclose the clinical hold because the Company did not consider correspondence with the agency about data interpretation in the development of a protocol to be material, notwithstanding the references to data in the BLA. The staff’s investigation also concerns the Company’s disclosures concerning the FDA’s review of the BLA, after receipt of the complete response letter dated July 30, 2003. The Company has been cooperating throughout the investigation with the SEC staff. At this time, the Company cannot estimate what impact, if any, this inquiry may have on its financial position or results of operations.

BIOPURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Litigation. Biopure, its Chief Executive Officer, its Chief Technology Officer and its Chief Financial Officer were named as defendants in a number of similar, purported class action complaints, filed between December 30, 2003 and January 28, 2004 (the “complaints”), in the U.S. District Court for the District of Massachusetts (the “Court”) by alleged purchasers of Biopure’s common stock. The complaints claim that Biopure violated the federal securities laws by publicly disseminating materially false and misleading statements regarding the status of its biologic license application pending with the U.S. Food and Drug Administration and of its trauma development program, resulting in the artificial inflation of Biopure’s common stock price during the purported class period. The complaints do not specify the amount of alleged damages plaintiffs seek to recover. The complaints set forth varying class periods but generally focus on March 2003 through December 24, 2003. The defendants believe that the complaints are without merit and intend to defend the actions vigorously. At this time, the Company cannot estimate what impact, if any, these cases may have on its financial position or results of operations. The Company believes that a complaint for a derivative action has also been filed in the Court naming all of the Company’s directors as defendants and alleging claims for breach of fiduciary duties and other claims. The Company is not aware that this complaint has been served on any of the directors.

      The Company is a defendant in a case filed on or about June 16, 2003, by plaintiff Steelhead Investments, Ltd. The complaint alleges that the Company breached a contract with the plaintiff by giving insufficient notice and failing to give notice of offerings of common stock and warrants by the Company in March and April, 2003. The complaint states that the plaintiff has suffered monetary damages in an amount to be determined, but not less than $15.5 million. On September 5, 2003, the Company filed an Amended Answer, Counterclaims, and Third Party Compliant that denied the material allegations of the complaint, asserted defenses, and brought counterclaims against the plaintiff and an affiliate for fraud and other misconduct in connection with execution and performance of the contract described in the complaint. On September 24, 2003, plaintiff and its affiliate filed a motion to dismiss the counterclaims. On October 2, 2003, plaintiff filed an amended complaint that asserts the same claims for breach of contract against the Company that were asserted in the original complaint filed on June 16, 2003. In addition to those claims, the amended complaint asserts tort claims against Thomas A. Moore, President and Chief Executive Officer of Biopure; David N. Judelson, Vice Chairman of Biopure’s Board of Directors; and HTV Industries, Inc., a company affiliated with one of Biopure’s directors. Plaintiff alleges that Moore, Judelson, and HTV intentionally interfered with plaintiff’s contractual rights and caused Biopure to breach the contract. On November 12, 2003, the Company and the individual defendants filed an answer denying the material allegations of the amended complaint and interposing defenses. The Company re-asserted its counterclaims and third party claims against plaintiff and its affiliate described above. On January 26, 2004, the court denied the motion to dismiss the counterclaims and third-party claims in its entirety. The Company and the individual defendants intend to defend this case vigorously. At this time, the Company cannot estimate what impact this case may have on it. However, the Company believes resolution of this case will not have a material adverse impact on its overall financial position or results of operations.

BIOPURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.     Quarterly Financial Information (Unaudited)

      The following is a summary of quarterly financial results for the fiscal years 2003 and 2002:

	4Q 2003	3Q 2003	2Q 2003	1Q 2003

	(In thousands, except per share data)
Statements of Operations Data:
Total revenues	$1,152	$885	$1,961	$21
Gross profit (loss)	(4,324)	(3,723)	(4,012)	(4,827)
Operating expenses:
Research & development	3,042	2,380	2,536	2,546
Sales and marketing	1,856	1,969	1,606	1,016
General & administration	3,880	3,342	3,526	2,727

Total operating expenses	8,778	7,691	7,668	6,289
Loss from operations	(13,102)	(11,414)	(11,680)	(11,116)
Other income, net	100	108	28	34

Net loss	$(13,002)	$(11,306)	$(11,652)	$(11,082)

Per share data:
Basic and diluted net loss per common share	$(0.30)	$(0.28)	$(0.35)	$(0.36)
Weighted-average shares used in computing basic net loss per common share	43,916	39,887	33,351	30,535

	4Q 2002	3Q 2002	2Q 2002	1Q 2002

	(In thousands, except per share data)
Statements of Operations Data:
Total revenues	$73	$260	$928	$728
Gross profit (loss)	(3,028)	(2,310)	(31)	(133)
Operating expenses:
Research & development	3,794	7,063	8,153	6,972
Sales and marketing	1,070	864	595	429
General & administration	2,932	2,569	4,129	2,605

Total operating expenses	7,796	10,496	12,857	10,006
Loss from operations	(10,824)	(12,806)	(12,888)	(10,139)
Other income, net	53	210	161	450

Net loss	$(10,771)	$(12,596)	$(12,727)	$(9,689)

Per share data:
Basic and diluted net loss per common share	$(0.36)	$(0.43)	$(0.49)	$(0.38)
Weighted-average shares used in computing basic net loss per common share	29,742	29,141	25,993	25,401