Form 10-K/A
period 2003-10-31
BIOPURE CORP
filed 2004-01-30
CIK 815508

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

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

Documents Incorporated By Reference

Location in Form 10-K/A	Incorporated Document

Part III	Specifically identified portions of the registrant’s definitive proxy statement to be filed in connection with the registrant’s Annual Meeting to be held on April 7, 2004.

EXPLANATORY NOTE

      This Amendment No. 1 on Form 10-K/A is being filed with respect to our Annual Report on Form 10-K for the fiscal year ended October 31, 2003, filed with the Securities and Exchange Commission on January 29, 2004. This Amendment No. 1 corrects typographical errors on pages 29 and 31 of the Form 10-K, which incorrectly stated that the amount necessary to fund planned operations through December 31, 2004 was $10,000,000 rather than $15,000,000.

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

      SAEs that occurred statistically significantly more often (p is less than or equal to 0.1) in the Hemopure group were postoperative bleeding (0.9% vs. 0%, p=0.018) and stroke (1.0% vs. 0.2%, p=0.046), none of which were reported by the treating investigator as associated with Hemopure. The increased incidence of reported postoperative bleeding in the Hemopure group may be attributable to wound seepage of plasma that has a pinkish discoloration due to the presence of Hemopure. When stroke is combined with other clinically relevant syndromes (transient ischemic attack and other reversible ischemic neurological events) the incidence is comparable (not statistically significantly different) between the two groups (1% vs. 0.5%, p=0.363). The incidence of heart attack (1.1% Hemopure vs. 0.5% control, p=0.244), acute renal failure (0.6% vs. 0.5%, p=0.735) and death (3.1% vs. 2.1%, p=0.257) was also comparable between patient groups. The SAE of intestinal infection occurred statistically significantly more often in the control group (0% Hemopure vs. 0.5% control, p=0.093). The p-value is a measure of statistical significance, stating the probability of the observations happening by chance. The difference in the incidence of SAEs between the treatment groups is deemed statistically significant when “p” is less than or equal to 0.1.

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

      We believe that it is not economically practicable to determine in advance whether our products, product components, manufacturing processes or the uses of our products infringe the patent rights of others. It is likely that, from time to time, we will receive notices from others of claims or potential claims of intellectual property infringement or we may be called upon to defend a customer, vendor or licensee against such third-party claims. Responding to these kinds of claims, regardless of merit, could consume valuable time or result in costly litigation, which in turn could harm our business. Responding to these claims also could require us to enter into royalty or licensing agreements with the third parties claiming infringement, or else cease the activity alleged to infringe a third party’s rights. Such royalty or licensing agreements, if available, may not be available on terms acceptable to us.

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

Liquidity and Capital Resources

      At October 31, 2003, we had $26.7 million in cash and cash equivalents. Based on our fiscal 2004 operating plan, we require approximately $37.9 million to maintain production of Hemopure and Oxyglobin at a capacity of 10,000 Hemopure units (reduced for cost-cutting at the beginning of fiscal 2004), market development for Hemopure, sales and marketing expenses for Oxyglobin and continuation of clinical development for additional Hemopure indications. We believe our cash and cash equivalents at January 20, 2004, are only sufficient to fund operations approximately through June 2004. Thus, we will require significant funding for the next 12 months as well as the next several years. We need an additional $15 million to fund our operations through the December 31, 2004. We are exploring opportunities to raise capital, and expect to continue financing our operations until we are profitable, through sales of securities and joint venture, leasing or licensing arrangements. We plan to spend approximately $1.2 million in fiscal 2004 on capital projects for our existing facilities. The fiscal 2004 planned expenditures are included in the cash requirements identified above.

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

Failure to Raise Additional Funds May Affect the Development, Manufacture and Sale of Our Products

      The development and regulatory processes for obtaining approval to market Hemopure for its initial indication in the United States have been costly and are not yet complete. We require substantial working capital to develop, manufacture and sell our products and to finance our operations. We will need additional funding to maintain operations until such time, if ever, as we can generate positive cash flow. In order to reach that point, we must continue working on issues raised by the FDA about our pending BLA for Hemopure, including additional pre-clinical animal studies. We are uncertain at this time whether or not we will have to conduct any additional human clinical trials for initial FDA approval. We will need additional funding to continue operating until such time, if ever, as the FDA approves the BLA for Hemopure. Even if Hemopure is approved by the FDA, we cannot be profitable until we increase manufacturing capacity, for which we will require funding. We expect our cash position to fund operations approximately through June 2004 per our current operating plan. We require an additional $15,000,000 to fund our planned operations through December 31, 2004.

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