Form 10-Q
period 2004-01-31
BIOPURE CORP
filed 2004-03-16
CIK 815508

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2004

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

The number of shares outstanding of each of the issuer’s classes of common stock as of March 12, 2004 was:

Class A Common Stock, $.01 par value	48,170,521
Class B Common Stock, $1.00 par value	117.7

BIOPURE CORPORATION

Biopure®, Hemopure® and Oxyglobin® are registered trademarks of Biopure Corporation.

BIOPURE CORPORATION

Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	January 31, 2004	October 31, 2003
Assets:
Current assets:
Cash and cash equivalents	$17,291	$26,862
Accounts receivable, net	513	762
Inventories	7,800	8,985
Other current assets	1,239	1,233

Total current assets	26,843	37,842
Property, plant and equipment, net	35,681	36,861
Other assets	10,925	10,922

Total assets	$73,449	$85,625

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$739	$1,159
Accrued expenses	5,322	6,100

Total current liabilities	6,061	7,259
Long-term debt	9,847	9,847
Deferred compensation	142	142

Total long-term liabilities	9,989	9,989
Stockholders’ equity:
Preferred stock, $0.01 par value, 30,000,000 shares authorized, no shares outstanding	—	—
Common stock:
Class A, $0.01 par value, 100,000,000 shares authorized, 44,494,050 shares outstanding at January 31, 2004 and October 31, 2003	445	445
Class B, $1.00 par value, 179 shares authorized, 117.7 shares outstanding	—	—
Capital in excess of par value	472,287	472,287
Contributed capital	24,574	24,574
Notes receivable	(256)	(256)
Accumulated deficit	(439,651)	(428,673)

Total stockholders’ equity	57,399	68,377

Total liabilities and stockholders’ equity	$73,449	$85,625

Note: The balance sheet at October 31, 2003 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes.

BIOPURE CORPORATION
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	January 31, 2004	January 31, 2003
Revenues:
Oxyglobin	$750	$21

Total revenues	750	21
Cost of revenues	4,805	4,848

Gross loss	(4,055)	(4,827)
Operating expenses:
Research and development	2,999	2,546
Sales and marketing	843	1,016
General and administrative	3,137	2,727

Total operating expenses	6,979	6,289

Loss from operations	(11,034)	(11,116)
Other income, net	56	34

Net loss	$(10,978)	$(11,082)

Per share data:
Basic and diluted net loss per common share	$(0.25)	$(0.36)

Weighted-average shares used in computing basic and diluted net loss per common share	44,494	30,535

See accompanying notes.

BIOPURE CORPORATION
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	January 31, 2004	January 31, 2003
Operating activities:
Net loss	$(10,978)	$(11,082)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,348	1,326
Equity compensation	—	(7)
Accrued interest on stockholders’ notes receivable	—	(1)
Changes in assets and liabilities:
Accounts receivable	249	68
Inventories	1,185	(375)
Other current assets	(6)	(132)
Accounts payable	(420)	(1,070)
Accrued expenses	(778)	(84)

Net cash used in operating activities	(9,400)	(11,357)
Investing activities:
Purchases of property, plant and equipment	(154)	(742)
Other assets	(17)	(26)

Net cash used in investing activities	(171)	(768)
Financing activities:
Net proceeds from sales of common stock	—	1,885

Net cash provided by financing activities	—	1,885

Net decrease in cash and cash equivalents	(9,571)	(10,240)
Cash and cash equivalents at beginning of period	26,862	19,710

Cash and cash equivalents at end of period	$17,291	$9,470

See accompanying notes.

BIOPURE CORPORATION
Notes to Condensed Consolidated Financial Statements
January 31, 2004
(Unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended January 31, 2004 are not necessarily indicative of the results that may be expected for the year ending October 31, 2004; however, the Company expects to incur a substantial loss for the year ended October 31, 2004.

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Biopure Netherlands, BV, Biopure South Africa, Pty, Ltd., Neuroblok Incorporated, Reperfusion Systems Incorporated, DeNovo Technologies Corporation and Biopure Overseas Holding Company. All intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications have been made to the prior period’s financial statements presented to conform to the current period’s presentation.

These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K/A for the fiscal year ended October 31, 2003 filed with the SEC on January 30, 2004.

The Company has financed operations from inception primarily through sales of equity securities, development and license agreement payments, interest income and debt. The Company has not been profitable since inception and had an accumulated deficit of $439,651,000 as of January 31, 2004. To remain a going concern, the Company will require significant funding. The Company expects to incur additional operating losses over the next several years seeking regulatory approvals, conducting clinical trials and marketing Hemopure. The Company is assessing opportunities to raise capital, and expects to continue financing operations until it is profitable through sales of securities, strategic alliances and other financing vehicles, if any, that might become available. However, there can be no assurance that any such additional financing will be available to the Company on terms that it deems acceptable, if at all. At January 31, 2004, the Company had $17,291,000 in cash and cash equivalents. Since January 31, 2004, the Company has raised approximately $5,000,000 in additional funding (See Note 7 Subsequent Events). The Company expects this funding, in addition to the cash and cash equivalents at January 31, 2004, to be sufficient to fund operations into September 2004 under the Company’s current operating plan.

2.	Net Loss per Share

Basic net loss per common share is computed based on the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is computed based upon the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of the Company’s common stock equivalents, including the shares issuable upon the conversion of Class B Common Stock outstanding and the exercise of common stock options and warrants determined based upon the average market price of common stock for the period. However, basic and diluted net loss per common share is computed the same for all periods presented as the Company had losses for all periods presented and, consequently, the effect of Class B Common Stock, options and warrants is anti-dilutive. Dilutive weighted average shares outstanding do not include 8,119,828 common-equivalent shares for the three months ended January 31, 2004 and 6,449,830 common-equivalent shares for the three months ended January 31, 2003 as their effect would have been anti-dilutive.

3.	Stock Based Compensation

The Company applies the intrinsic value method pursuant to Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, in accounting for its stock-based compensation plans. Accordingly, no

BIOPURE CORPORATION
Notes to Condensed Consolidated Financial Statements
January 31, 2004
(Unaudited)
(continued)

compensation expense has been recognized for stock-based awards to employees. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123” (SFAS No. 148). Had compensation expense for the Company’s stock option plans been determined based on the fair value at the grant date for awards under these plans, consistent with the methodology prescribed under SFAS No. 148, the Company’s net loss and net loss per share would have approximated the pro forma amounts indicated below:

	Three Months Ended
	January 31,	January 31,
In thousands (except per share data)	2004	2003
Net loss, as reported	$(10,978)	$(11,082)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(728)	(544)

Pro forma net loss	$(11,706)	$(11,626)

Net loss per share:
Basic and diluted — as reported	$(0.25)	$(0.36)

Basic and diluted — pro forma	$(0.26)	$(0.38)

The weighted average fair value of each stock option included in the preceding pro forma amounts was estimated using the Black-Scholes option-pricing model and is amortized over the vesting period of the underlying options. The assumptions used to calculate the SFAS No. 148 pro forma disclosure and the weighted average information are as follows:

	Three Months Ended
	January 31,	January 31,
	2004	2003
Risk-free interest rate	4.24%	4.59%
Expected dividend yield	—	—
Expected lives	7 years	7 years
Expected volatility	80%	80%

4.	Inventories

Inventories are valued at the lower of cost (determined using the first-in, first-out method) or market. Inventories were as follows:

In thousands	January 31, 2004	October 31, 2003
Raw materials	$1,150	$1,270
Work-in-process	327	885
Finished goods-Oxyglobin	1,363	1,937
Finished goods-Hemopure	4,960	4,893

	$7,800	$8,985

BIOPURE CORPORATION
Notes to Condensed Consolidated Financial Statements
January 31, 2004
(Unaudited)
(continued)

5.	Accrued Expenses and Cost Reduction Plan

Accrued expenses consisted of the following:

In thousands	January 31, 2004	October 31, 2003
Accrued payroll and related employee expenses	$922	$487
Accrued vacation	591	629
Accrued legal and audit fees	822	451
Accrued health and dental premiums	340	340
Financing fees	537	537
South Carolina project	450	650
Accrued severance	107	875
Other	1,553	2,131

	$5,322	$6,100

On October 31, 2003 the Company announced a cost reduction plan to decrease its ongoing cash burn. Under the plan, the Company terminated 72 employees. The employees terminated were primarily employees from the Company’s manufacturing division. During the fiscal year ended October 31, 2003 in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” the Company recorded within General and Administrative expense a charge of $875,000 related to this reduction in force. The charge recorded represented primarily severance costs and fees for outplacement services. During the first fiscal quarter of 2004, the Company paid approximately $768,000 of these costs. The remaining balance of $107,000 will be paid over the next 5 months.

6.	Commitments

Guarantee

In July 1994, the Company acquired a 50% general partnership interest in Eleven Hurley Street Associates (EHSA), a real estate partnership, which owns the Company’s principal office and research and development facility. The Company accounts for its investment in EHSA under the equity method of accounting. In the event EHSA became insolvent or was unable to pay its obligations, the Company, as a general partner, would be liable for all partnership obligations. EHSA’s liabilities as of January 31, 2004 consist of a promissory note to a bank with a balance of $1,102,077. The note accrues interest at 8.63% and matures on January 30, 2006. As of January 31, 2004, the maximum potential amount of future payments the Company would be required to make under its guarantee would be $1,278,000. The note is secured by the office and research and development facility which the Company believes has fair value sufficient to satisfy the current promissory note balance. Biopure currently leases this facility from EHSA for $262,000 annually under an operating lease expiring in December 2007 that is included as an operating lease commitment in our Annual Report on Form 10-K for the fiscal year ended October 31, 2002.

Sumter Realty

In December 2001, the Company signed an amended letter of intent with Sumter Realty Group, LLC for the construction and financing of a manufacturing plant in South Carolina, which is designed to produce 500,000 Hemopure units per year and expected to cost approximately $120,000,000. Under the letter of intent the financing would be in the form of a capital lease.

The terms of any new lease, as outlined in the letter of intent, would be: (i) lease payments to start at substantial completion of the facility; (ii) annual lease payments of $13,750,000 per year for the first two years; and (iii) lease payments of $17,158,000 per year for the balance of a 240-month term. The Company would own the facility at the end of the lease term. The Company is

BIOPURE CORPORATION
Notes to Condensed Consolidated Financial Statements
January 31, 2004
(Unaudited)
(continued)

committed to pay a finder’s fee, of approximately 2 percent of the net amount financed, to CB Richard Ellis, a real estate consulting firm, when financing for the facility is completed if financing is provided through Sumter Realty Group or any of its principals. However, there is no assurance that the Company will be able to obtain financing under the terms set forth in the letter of intent.

As of January 31, 2004, $14,348,000 has been included in property, plant and equipment and $9,847,000 in long-term debt reflecting capital costs to date for the engineering and design costs of the planned manufacturing facility, as well as for permits and acquisition of land. No additional expenditures will be incurred until a financing proposal has been accepted and a closing schedule has been developed.

We examined our long-lived assets for potential impairment, with a particular emphasis on the asset related to the planned South Carolina manufacturing facility. As part of our review, we considered lack of financing for this facility to date, the potential timing of construction activities, the extent to which the asset is site specific, and our ongoing commitment to ultimately build our new facility in South Carolina. Based upon our analysis, we determined that while the delays in obtaining financing for this facility and FDA approval are significant and therefore indicators of potential impairment, we believe our plan for the South Carolina manufacturing facility is still valid and we fully expect we will be able to finance it on commercially reasonable terms in the future. Therefore, we determined that no impairment exists at January 31, 2004.

Research Agreement

On March 4, 2003, the Company entered into a Cooperative Research and Development Agreement (CRADA) with the United States Naval Medical Research Center (NMRC). The intent of the CRADA is to support a pivotal, randomized, standard therapy controlled clinical trial of Hemopure in the out-of-hospital setting in the resuscitation of patients with severe hemorrhagic shock (acute blood loss). Under the terms of the CRADA, the NMRC will contribute $4,000,000 and the Company is committed to contribute $8,753,000, exclusive of Biopure employee costs and expenses, through 2006. These amounts are estimates based upon a preliminary assessment of the current trial protocol. Completion of this pivotal trauma trial is contingent upon both parties securing the required funding. The CRADA has been modified to grant the Naval Medical Research Center primary responsibility for the design and conduct of the trial, which will require a separate investigational new drug application (IND) and the FDA’s agreement to the proposed study design.

7.	Subsequent Events

On February 19, 2004, the Company announced it had adjusted its operating plan to reduce expenses and conserve cash while it works to achieve FDA approval of Hemopure. Under the plan, the Company terminated 55 employees, primarily from the Company’s manufacturing division. This workforce reduction will take effect in mid to late April. This reduction in force, in addition to other cost reductions is intended to reduce the company’s ongoing cash burn rate by approximately $8.0 million annually. The company expects to save approximately $3.0 million during the remainder of fiscal 2004, offset by approximately $1.5 million in additional anticipated expenses for the FDA response activities, described below, which will be charged to research and development.

On February 20, 2004, the Company raised approximately $5,000,000 in net proceeds from the sale of 3,333,333 shares of common stock and warrants to purchase an aggregate of 833,333 shares of its Class A Common Stock at an exercise price of $2.50 per share. On February 26, 2004, the Company issued an additional 343,168 shares as a purchase price adjustment to the February 20 transaction and will incur a non-cash charge of approximately $467,000 in the second fiscal quarter of 2004 in connection with this issuance.

BIOPURE CORPORATION
Notes to Condensed Consolidated Financial Statements
January 31, 2004
(Unaudited)
(continued)

On February 24, 2004 the Company announced the resignation of Thomas A. Moore from his positions as President, Chief Executive Officer and a member of the Board of Directors, effective immediately. Francis H. Murphy, the Company’s Senior Vice President of Engineering and Process Technology and former Chief Financial Officer, is serving as interim CEO until Mr. Moore’s replacement is named.

8.	Recently Issued Accounting Standards

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

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities,” to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity; in December 2003 FASB issued a revision to FIN 46(FIN46R). Until now, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN No. 46 changes that by requiring a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN No. 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. In October 2003, the FASB issued Proposed Interpretation of FIN No. 46, which would require consolidation of variable interest entities created before February 1, 2003 for financial statements issued for the first reporting period ending after December 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company believes the adoption of FIN 46 will not have a material adverse impact on its overall financial position or results of operations. See Note 6 for additional information.

9.	Litigation

SEC Investigation. During the fourth quarter of fiscal 2003, the Company was notified of a confidential investigation by the Securities and Exchange Commission (SEC). On December 22, 2003, the Company, its former Chief Executive Officer and its former Senior Vice President, Regulatory and Operations, received “Wells Notices” from the staff of the SEC stating the staff’s preliminary determination to recommend that the SEC bring a civil injunctive proceeding against the Company and the individuals. Biopure and the individuals responded in writing to the notices on January 9, 2004. The staff is continuing to gather information.

Biopure believes the notices relate to Company disclosures concerning communications with the FDA about a clinical hold imposed on a clinical study protocol the Company submitted to the agency in March 2003 and the status of the Company’s BLA. In March 2003, the Company filed a proposed protocol for a Phase II clinical trial in trauma patients in a hospital setting. The FDA put the protocol and its related investigational new drug application (IND) on “clinical hold,” meaning the trial could not begin as proposed. The FDA cited safety concerns based on a preliminary review of data from the Company’s Phase III clinical trial in patients undergoing orthopedic surgery. After the Company responded in two written submissions, the clinical hold was reasserted twice in writing, most recently on July 30, 2003. The Company did not disclose the clinical hold because the Company did not consider correspondence with the agency about data interpretation in the development of a protocol to be material, notwithstanding the references to data in the BLA. The staff’s investigation also concerns the Company’s disclosures concerning the FDA’s review of the BLA, after receipt of the complete response letter dated July 30, 2003. The Company has been cooperating throughout the investigation with the SEC staff. At this time, the Company cannot estimate what impact, if any, this inquiry may have on its financial position or results of operations.

BIOPURE CORPORATION
Notes to Condensed Consolidated Financial Statements
January 31, 2004
(Unaudited)
(continued)

Litigation.

Biopure, its former Chief Executive Officer, its Chief Technology Officer and its Chief Financial Officer were named as defendants in a number of similar, purported class action complaints, filed between December 30, 2003 and January 28, 2004 (the “complaints”), in the U.S. District Court for the District of Massachusetts (the “Court”) by alleged purchasers of Biopure’s common stock. The complaints claim that Biopure violated the federal securities laws by publicly disseminating materially false and misleading statements regarding the status of its biologic license application pending with the U.S. Food and Drug Administration and of its trauma development program, resulting in the artificial inflation of Biopure’s common stock price during the purported class period. The complaints do not specify the amount of alleged damages plaintiffs seek to recover. The complaints set forth varying class periods but generally focus on March 2003 through December 24, 2003. The defendants believe that the complaints are without merit and intend to defend the actions vigorously. At this time, the Company cannot estimate what impact, if any, these cases may have on its financial position or results of operations.

The seven board members of Biopure’s Board of Directors, including its former Chief Executive Officer, now a former board member, were named as defendants in two shareholder derivative actions filed on January 26, 2004 and January 29, 2004 in the same Court. The Company is named as a defendant, even though in a derivative action any award is for the benefit of the Company, not individual stockholders. The complaints allege in derivative actions brought by shareholders on behalf of the Company that the individual directors breached fiduciary duties in connection with the same disclosures set forth in the purported securities class action complaints. The complaints do not specify the amount of the alleged damages plaintiffs seek to recover. At this time, the Company cannot estimate what impact, if any, these cases may have on its financial position or results of operations.

The Company is a defendant in a case filed on or about June 16, 2003, by plaintiff Steelhead Investments, Ltd. The complaint alleges that the Company breached a contract with the plaintiff by giving insufficient notice and failing to give notice of offerings of common stock and warrants by the Company in March and April 2003. The complaint states that the plaintiff has suffered monetary damages in an amount to be determined, but not less than $15.5 million. On September 5, 2003, the Company filed an Amended Answer, Counterclaims, and Third Party Compliant that denied the material allegations of the complaint, asserted defenses, and brought counterclaims against the plaintiff and an affiliate for fraud and other misconduct in connection with execution and performance of the contract described in the complaint. On September 24, 2003, plaintiff and its affiliate filed a motion to dismiss the counterclaims. On October 2, 2003, plaintiff filed an amended complaint that asserts the same claims for breach of contract against the Company that were asserted in the original complaint filed on June 16, 2003. In addition to those claims, the amended complaint asserts tort claims against Thomas A. Moore, former President and Chief Executive Officer of Biopure; David N. Judelson, Vice Chairman of Biopure’s Board of Directors; and HTV Industries, Inc., a company affiliated with one of Biopure’s directors. Plaintiff alleges that Moore, Judelson, and HTV intentionally interfered with plaintiff’s contractual rights and caused Biopure to breach the contract. On November 12, 2003, the Company and the individual defendants filed an answer denying the material allegations of the amended complaint and interposing defenses. The Company re-asserted its counterclaims and third party claims against plaintiff and its affiliate described above. On January 26, 2004, the court denied the plaintiff’s motion to dismiss the counterclaims and third-party claims in its entirety. The Company and the individual defendants intend to defend this case vigorously. At this time, the Company cannot estimate what impact this case may have on it. However, the Company believes resolution of this case will not have a material adverse impact on its overall financial position or results of operations.

BIOPURE CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
January 31, 2004

Cautionary Statement Regarding Forward-Looking Information

The following discussion of our financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and the related Notes included elsewhere in this report. The content of this report does not necessarily reflect the position or the policy of the Government or the Department of Defense, and no official endorsement should be inferred. Except for strictly historical information contained herein, matters discussed in this report constitute forward-looking statements. When used herein, the words “expects,” “estimates,” “intends,” “plans,” “should,” “anticipates” and similar expressions are intended to identify such forward-looking statements. Actual results could differ materially from those set forth in the forward-looking statements. There can be no assurance that Biopure will be able to commercially develop Hemopure, that necessary regulatory approvals will be obtained, that anticipated milestones will be met in the expected timetable, that any clinical trials will be successful, or that any approved product will attain market acceptance and be manufactured and sold in the quantities anticipated. Actual results may differ from those projected in forward-looking statements due to risks and uncertainties that exist in the Company’s operations and business environment. These risks include, without limitation, the availability of sufficient financing to support operations, the Company’s stage of product development, history of operating losses, accumulated deficit, and uncertainties and possible delays related to clinical trials and regulatory approvals, possible healthcare reform, manufacturing capability, market acceptance and competition. In light of the substantial risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this report should not be regarded as representations by the Company that the objectives or plans of the Company will be achieved. The Company undertakes no obligation to release publicly the results of revisions to these forward-looking statements to reflect events or circumstances after the date hereof. Reference is made in particular to the risk factors and the discussions set forth below in this report under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Overview

Since inception, we have devoted substantially all of our resources to our research and development programs and manufacturing. We have been dependent upon funding from equity financings, strategic alliances, interest income and debt. We have not been profitable since inception and had an accumulated deficit of $440 million as of January 31, 2004. We expect to incur additional operating losses over the next several years seeking regulatory approvals, conducting clinical trials and marketing Hemopure. We began generating revenue from the sale of Oxyglobin in fiscal 1998, but these sales are not profitable because the fixed and variable manufacturing costs allocated to producing Oxyglobin exceed the corresponding revenues.

We believe our cash and cash equivalents, as of January 31, 2004, in addition to the cash raised on February 20, 2004 (See Liquidity and Capital Resources) to be sufficient to fund our operations into September 2004. Under this plan, our activities and expenditures for the balance of fiscal 2004 will be associated primarily with maintaining our manufacturing capability, our activities in replying to the FDA’s complete response letter for our Hemopure biologics license application (BLA), conducting FDA-requested preclinical animal studies and continuing clinical development of Hemopure. Because the Company’s funds on hand at January 31, 2004 and forecasted sales are insufficient to fund our operations into fiscal 2005, the audit report of Ernst & Young LLP, the Company’s independent auditor, on our fiscal 2003 financial statements includes a going concern modification, which states that the Company’s recurring losses from operations and the current lack of sufficient funds to sustain its operations through the end of fiscal 2004 raise substantial doubt about our ability to continue as a going concern.

A number of factors pose uncertainties in estimating the amount of funds we may need to sustain operations:

As described in Note 9 to the financial statements, Biopure is a defendant in litigation, the outcomes of which are unknown. It is also the subject of an investigation by the Securities and Exchange Commission and has received a “Wells Notice” from the Commission staff. The outcomes and financial effects of these matters cannot be determined at this time, nor can any adverse effect they may have on the price of our common stock and our ability to raise capital from sales of equity.

The process of obtaining U.S. marketing approval for a first indication for Hemopure also has risks of delays that make the ultimate development cost unpredictable.

BIOPURE CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
January 31, 2004
(continued)

We may decide to or be required to do additional clinical investigation before the FDA will grant marketing approval. Even a small clinical trial would have the effect of delaying regulatory approval to market the product in the United States.

Our one major research and development project continues to be developing Hemopure for a surgery indication. We monitor our spending on trauma and other programs, but none has yet to become substantial in aggregate or annual spending.

Although Hemopure is approved for commercial sale in South Africa, the product has not yet been offered for sale. Surgeons continue to administer Hemopure units that we had previously provided without charge. We gave notice to our exclusive distributor in South Africa that we were terminating our distribution agreement according to its terms and intend, following completion of a termination arrangement with the former distributor, to market through a wholly-owned subsidiary. We cannot predict when our first sales might occur.

On October 30, 2003, the Company announced a cost reduction plan to decrease its ongoing cash burn. Under the plan, the Company terminated 72 employees. The employees terminated were primarily employees from the Company’s manufacturing division. On February 19, 2004 the Company announced that it will reduce its workforce by an additional 55 employees (See Note 7, Subsequent Events). This reduction and other cost cutting measures are expected to reduce manufacturing and marketing expenses. The workforce reduction will take effect in mid to late April 2004. The Company is considering additional measures to reduce its cash burn, but significant additional capital will be required to fund the Company’s operations until the Company becomes profitable. The Company is assessing opportunities to raise capital, and expects to continue financing operations until we are profitable through sales of securities, strategic alliances and other financing vehicles, if any, that might become available.

Critical Accounting Policies

The Company’s significant accounting policies are described in the Notes to the Consolidated Financial Statements, as disclosed in our Form 10-K/A for the fiscal year ended October 31, 2003. The application of our critical accounting policies is particularly important to the accurate portrayal of the Company’s financial position and results of operations. These critical accounting policies require the Company to make subjective judgements in determining estimates about the effect of matters that are inherently uncertain. The following critical accounting policies are considered most significant:

Inventories

Inventories are stated at the lower of cost (determined using the first-in, first-out method) or market. Inventories consist of raw material, work-in-process and Hemopure and Oxyglobin finished goods. Both Oxyglobin and Hemopure have a shelf life of 3 years from the date of manufacture. Inventories of these products are reviewed periodically to identify expired units and units with a remaining life too short to be commercially viable based on projected and historical sales activity. Inventories are also subject to quality compliance investigations. Reserves are established for inventory that falls into these categories.

Long-Lived Assets

SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Our investments in property and equipment, such as construction in progress and new facility construction; real property license rights related to the source, supply and initial processing of our major raw material; and the asset related to the expenditures for a planned manufacturing facility in South Carolina. Pursuant to SFAS 144, during the first quarter we assessed our long-lived assets for potential impairment, with a particular emphasis on the asset related to the planned South Carolina manufacturing facility. As part of our review, we considered lack of financing for this facility to date, the potential timing of construction activities, the extent to which the asset is site specific, and our ongoing commitment to ultimately build our new facility in South Carolina. Based upon our analysis we believe that, while the delays in obtaining financing for this facility and FDA approval are significant and therefore indicators of potential impairment, we believe our plan for the South Carolina manufacturing facility is

BIOPURE CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
January 31, 2004
(continued)

still valid and we fully expect we will be able to finance it on commercially reasonable terms in the future. Therefore, we determined that no impairment exists at January 31, 2004.

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

Research and Development

Since its founding in 1984, Biopure has been primarily a research and development company focused on developing Hemopure, our oxygen therapeutic for human use, and obtaining regulatory approval in the United States. Our research and development expenses have been devoted to basic research, product development, process development, pre-clinical studies, clinical trials and filing a Hemopure BLA with the FDA. In addition, our development expenses historically have included the design, construction, validation and maintenance of a large-scale pilot manufacturing plant in Cambridge, Massachusetts. The existing pilot plant was completed in 1995, expanded in 1998 and expanded again in 2002.

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

BIOPURE CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
January 31, 2004
(continued)

Results of Operations

As the Company generates net losses, the key drivers of the losses are cost of revenues, research and development and other expenses consisting of sales and marketing and general and administrative. Oxyglobin revenues are an offset to these expenses. For the first fiscal quarters of 2004 and 2003, these items were as follows:

	Three Months Ended
	January 31, 2004		January 31, 2003
		Percent		Percent
In thousands	Amount	of Total Costs	Amount	of Total Costs
Revenues	$750	—	$21

Cost of Revenues
Oxyglobin	1,570	13%	733	7%
Hemopure	3,235	27%	4,115	37%

Total Cost of Revenues	4,805	41%	4,848	44%
Research and Development	2,999	25%	2,546	23%
Sales and Marketing
Oxyglobin	448	4%	357	3%
Hemopure	395	3%	659	6%

Total Sales and Marketing	843	7%	1,016	9%
General and Administrative	3,137	27%	2,727	24%

Total Costs	$11,784	100%	$11,137	100%

Three months ended January 31, 2004 compared to three months ended January 31, 2003

Total revenues, consisting of sales of the company’s veterinary product Oxyglobin, were $750,000 for the first quarter of fiscal 2004 compared to $21,000 for the same period in 2003. During the first quarter of fiscal 2003, Oxyglobin sales were constrained by limited product availability resulting from a temporary shutdown of production during the expansion of the company’s manufacturing facilities in 2002. Oxyglobin shipments resumed in February 2003 after the U.S. Food and Drug Administration (FDA) completed its review of the validation data for the expanded facilities. For the first quarter of fiscal 2002, total revenues were $728,000. In our efforts to conserve cash, we are limiting manufacturing capacity and the amount of Oxyglobin we will be able to sell. As a result, we expect revenues for the fiscal year ending October 31, 2004 to be substantially lower than last fiscal year.

Cost of revenues was basically unchanged for the first quarter of fiscal 2004 compared to the same period in 2003. Cost of revenues includes costs of both Oxyglobin and Hemopure, the company’s product for human use, although Hemopure is not currently being offered for sale. Oxyglobin cost of revenues was $1,570,000 for the first quarter of fiscal 2004 compared to $733,000 for the same period in 2003. The increase for the quarter was primarily due to the increased number of Oxyglobin units sold in 2004. Due to fixed manufacturing costs, Biopure expects that costs to produce Oxyglobin will exceed Oxyglobin revenues until the company more fully utilizes its manufacturing capacity. Hemopure cost of revenues, consisting of the allocation of unabsorbed fixed manufacturing costs,

BIOPURE CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
January 31, 2004
(continued)

was $3,235,000 for the first quarter of fiscal 2004 compared to $4,115,000 for the same period in 2003. This decrease is primarily due to lower manufacturing costs resulting from the October 2003 workforce reduction. The workforce reductions of October 2003 and February 2004 will result in the total cost of revenues for fiscal 2004 being substantially lower than for fiscal 2003.

Research and development expenses include product and process development and engineering, pre-clinical studies, clinical trials and clinical trial materials. Our research and development expenses have continued to be primarily for our one major project—Hemopure development for use in patients undergoing surgery. A breakdown of our research and development expenses by major activity is as follows:

	Three Months Ended
	January 31, 2004		January 31, 2003
		Percent of		Percent of
In thousands	Amount	Total R&D Costs	Amount	Total R&D Costs
BLA Preparation and Support of Review Process	$2,664	89%	$2,232	88%
Other Projects	335	11%	314	12%

Total	$2,999	100%	$2,546	100%

The completed Phase III orthopedic surgery trial cost approximately $37,000,000 over the four years from protocol development to the final report on July 26, 2002. These trial costs include costs incurred at 46 hospitals, trial site monitoring, data management, regulatory consulting, statistical analysis, medical writing and clinical materials and supplies as well as Company personnel engaged in these activities. Costs incurred in submitting the Hemopure BLA include Company personnel and payments to third parties for manufacturing process documentation, medical consultants, regulatory consultants, integrating the safety and efficacy databases for all clinical trials and pre-clinical studies. Research and development expenses continue to include amounts for support of the BLA review process including responding to FDA inquiries. If the FDA grants a marketing license for Hemopure, this major project will be substantially complete. However, the FDA complete response letter of July 30, 2003 consisted of requests for extensive additional information. In addition, during a meeting with the FDA on January 6, 2004 regarding the BLA, the FDA said that it would also require the results of three preclinical studies previously requested for the trauma program to be submitted for its review of the BLA and discussed a possible fourth animal study. The Company has now decided to conduct all four studies. After the Company submits to the FDA its formal written reply to the complete response letter, the Agency may then take up to six months from the date of Biopure’s reply to review and act on the BLA amendment based on FDA performance goals in the Prescription Drug User Fee Act (PDUFA III). It is currently unclear whether the results of the requested preclinical animal studies and the Company’s formal written reply to the complete response letter will be sufficient for FDA approval or whether additional information and additional human clinical trials will be required. Therefore, the timetable for obtaining FDA approval of Hemopure remains uncertain.

Regardless of when Hemopure is approved we do not anticipate that we will attain profitability until we are able to achieve economies of scale associated with a significant increase in our manufacturing capacity. There are substantial risks and uncertainties relating to whether and when we will obtain FDA approval for Hemopure, the timing of the construction of additional capacity and other factors that may affect our ability to generate a profit from our research and development of Hemopure.

Of the research and development expenses for the first quarter of fiscal 2004, $2,664,000 were for BLA support costs and the balance for various expenditures not allocable to any major project. In the corresponding quarter of fiscal 2003, expenditures included $2,232,000 for BLA filing preparation and the balance for various expenditures not allocable to any major project. Due to the extensive additional information the FDA has requested, the Company expects research and development expenses to continue at a higher rate than experienced last year.

BIOPURE CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
January 31, 2004
(continued)

Sales and Marketing expenses consist of Hemopure-related expenses and Oxyglobin-related expenses. Hemopure-related sales and marketing expenses were $395,000 for the first quarter of fiscal 2004, compared to $659,000 for the same period in 2003. This decrease is primarily due to the reduction of marketing and educational activities in fiscal 2004 consistent with the Company’s other cost-cutting measures. The Company anticipates that Hemopure and Oxyglobin-related sales and marketing expenses will be substantially lower in fiscal 2004 compared to fiscal 2003 because of cost-cutting. Oxyglobin-related sales and marketing expenses were $448,000 for the first quarter of fiscal 2004 compared to $357,000 for the same period in 2003. During the first quarter of fiscal 2003, sales were constrained by limited product availability, as explained above. During this time the company postponed certain sales activities until product shipments resumed in February 2003.

The increase in general and administrative expenses for the first quarter of fiscal 2004 compared to the same period in fiscal 2003 is primarily due to increased legal fees in fiscal 2004 related to a previously announced Securities and Exchange Commission investigation of the Company and to other legal matters.

Liquidity and Capital Resources

At January 31, 2004, we had $17,291,000 in cash and cash equivalents. We believe our cash and cash equivalents at January 31, 2004, and the approximately $5,000,000 raised since that time are sufficient to fund operations into September 2004 under the Company’s adjusted operating plan. To fund operations through December 31, 2004, we estimate that we will need to raise approximately $7,000,000. The fiscal 2004 planned capital expenditures of $1,2000,000 are included in the cash requirements identified above. We plan to spend approximately $1,100,000 for the remainder of fiscal 2004 on capital projects for our existing facilities. Our current operating plan does not budget for additional clinical trials that we may need for initial FDA approval of Hemopure, but does include our European Phase II clinical trial in angioplasty patients and a clinical trial anticipated to be done in hospitalized trauma patients in South Africa. To undertake any additional clinical trials, we would increase our rate of operating losses and funding requirements beginning in fiscal 2005.

Because the Company’s funds on hand at October 31, 2003 and forecast sales were not sufficient to fund our operations into fiscal 2005, the audit report of Ernst & Young LLP, the Company’s independent auditor, on our fiscal 2003 financial statements includes a going concern modification. For us to remain a going concern we will require significant funding. We continue to assess opportunities to raise capital. However, we do not know whether adequate additional financing will be available to the Company on terms that it deems acceptable, if at all. If Hemopure is approved by the FDA the Company’s revenue will be limited by manufacturing capacity, and the Company does not expect to become profitable unless it can achieve economies of scale by increasing that capacity.

We expect to continue financing our operations, until we are profitable, through sales of securities and joint venture, leasing or licensing arrangements, if available. We have not been profitable since inception and had an accumulated deficit of $439,651,000 as of January 31, 2004. We anticipate that we will continue to generate losses for the next several years.

Net cash used in operating activities went down $1,957,000 in the first fiscal quarter of 2004 compared to the corresponding period last year. Cash provided by inventories increased compared to last year due mostly to the lack of sales during the first fiscal quarter of 2003, mentioned above. Accounts payable used $650,000 less cash compared to last year mostly due to expenditures during the first fiscal quarter of 2003 associated with the proposed manufacturing facility in Sumter, South Carolina (See Note 6 – Guarantees) for which there are no comparable charges during the same period in fiscal 2004. Accrued expenses consumed $694,000 more cash during the first quarter of 2004 than in 2003 mostly due to severance payments made during the first fiscal quarter of 2004 (See Note 5 – Accrued Expenses and Cost Reduction Plan).

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

BIOPURE CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
January 31, 2004
(continued)

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities,” to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity; in December 2003 FASB issued a revision to FIN 46(FIN46R). Until now, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN No. 46 changes that by requiring a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN No. 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. In October 2003, the FASB issued Proposed Interpretation of FIN No. 46, which would require consolidation of variable interest entities created before February 1, 2003 for financial statements issued for the first reporting period ending after December 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company believes the adoption of FIN 46 will not have a material adverse impact on its overall financial position or results of operations. See Note 6 for additional information.

BIOPURE CORPORATION

January 31, 2004

Quantitative and Qualitative Disclosure About Market Risk

The Company currently does not have any foreign currency exchange risks, with the exception of negligible exchange fluctuations associated with expenses for marketing and regulatory activities outside of the United States. Biopure sells Oxyglobin to its European distributors in U.S. dollars and therefore our customers bear the risk of foreign currency exchange fluctuation. The Company invests its cash and cash equivalents in high-grade commercial paper and money market funds. These investments are subject to interest rate risk. However, due to the nature of the Company’s short-term investments, it believes that the financial market risk exposure is not material.

BIOPURE CORPORATION

January 31, 2004

Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our interim Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of January 31, 2004. Based on this evaluation, our interim Chief Executive Officer and Chief Financial Officer concluded as of the evaluation date that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting (as defined under Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

BIOPURE CORPORATION

Part II – Other Information
January 31, 2004

Item 1. Legal Proceedings

SEC Investigation. During the fourth quarter of fiscal 2003, the Company was notified of a confidential investigation by the Securities and Exchange Commission (SEC). On December 22, 2003, the Company, its former Chief Executive Officer and its former Senior Vice President, Regulatory and Operations, received “Wells Notices” from the staff of the SEC stating the staff’s preliminary determination to recommend that the SEC bring a civil injunctive proceeding against the Company and the individuals. Biopure and the individuals responded in writing to the notices on January 9, 2004. The staff is continuing to gather information.

Biopure believes the notices relate to Company disclosures concerning communications with the FDA about a clinical hold imposed on a clinical study protocol the Company submitted to the agency in March 2003 and the status of the Company’s BLA. In March 2003, the Company filed a proposed protocol for a Phase II clinical trial in trauma patients in a hospital setting. The FDA put the protocol and its related investigational new drug application (IND) on “clinical hold,” meaning the trial could not begin as proposed. The FDA cited safety concerns based on a preliminary review of data from the Company’s Phase III clinical trial in patients undergoing orthopedic surgery. After the Company responded in two written submissions, the clinical hold was reasserted twice in writing, most recently on July 30, 2003. The Company did not disclose the clinical hold because the Company did not consider correspondence with the agency about data interpretation in the development of a protocol to be material, notwithstanding the references to data in the BLA. The staff’s investigation also concerns the Company’s disclosures concerning the FDA’s review of the BLA, after receipt of the complete response letter dated July 30, 2003. The Company has been cooperating throughout the investigation with the SEC staff. At this time, the Company cannot estimate what impact, if any, this inquiry may have on its financial position or results of operations.

Litigation. Biopure, its former Chief Executive Officer, its Chief Technology Officer and its Chief Financial Officer were named as defendants in a number of similar, purported class action complaints, filed between December 30, 2003 and January 28, 2004 (the “complaints”), in the U.S. District Court for the District of Massachusetts (the “Court”) by alleged purchasers of Biopure’s common stock. The complaints claim that Biopure violated the federal securities laws by publicly disseminating materially false and misleading statements regarding the status of its biologic license application pending with the U.S. Food and Drug Administration and of its trauma development program, resulting in the artificial inflation of Biopure’s common stock price during the purported class period. The complaints do not specify the amount of alleged damages plaintiffs seek to recover. The complaints set forth varying class periods but generally focus on March 2003 through December 24, 2003. The defendants believe that the complaints are without merit and intend to defend the actions vigorously. At this time, the Company cannot estimate what impact, if any, these cases may have on its financial position or results of operations.

The seven board members of Biopure’s Board of Directors, including its former Chief Executive Officer, now a former board member, were named as defendants in two shareholder derivative actions filed on January 26, 2004 and January 29, 2004 in the same Court. The Company is named as a defendant, even though in a derivative action any award is for the benefit of the Company, not individual stockholders. The complaints allege in derivative actions brought by shareholders on behalf of the Company that the individual directors breached fiduciary duties in connection with the same disclosures set forth in the purported securities class action complaints. The complaints do not specify the amount of the alleged damages plaintiffs seek to recover. At this time, the Company cannot estimate what impact, if any, these cases may have on its financial position or results of operations.

The Company is a defendant in a case filed on or about June 16, 2003, by plaintiff Steelhead Investments, Ltd. The complaint alleges that the Company breached a contract with the plaintiff by giving insufficient notice and failing to give notice of offerings of common stock and warrants by the Company in March and April 2003. The complaint states that the plaintiff has suffered monetary damages in an amount to be determined, but not less than $15.5 million. On September 5, 2003, the Company filed an Amended Answer, Counterclaims, and Third Party Compliant that denied the material allegations of the complaint, asserted defenses, and brought counterclaims against the plaintiff and an affiliate for fraud and other misconduct in connection with execution and performance of the contract described in the complaint. On September 24, 2003, plaintiff and its affiliate filed a motion to dismiss the counterclaims. On October 2, 2003, plaintiff filed an amended complaint that asserts the same claims for breach of contract against the Company that were asserted in the original complaint filed on June 16, 2003. In addition to those

BIOPURE CORPORATION

Part II – Other Information
January 31, 2004
(continued)

claims, the amended complaint asserts tort claims against Thomas A. Moore, former President and Chief Executive Officer of Biopure; David N. Judelson, Vice Chairman of Biopure’s Board of Directors; and HTV Industries, Inc., a company affiliated with one of Biopure’s directors. Plaintiff alleges that Moore, Judelson, and HTV intentionally interfered with plaintiff’s contractual rights and caused Biopure to breach the contract. On November 12, 2003, the Company and the individual defendants filed an answer denying the material allegations of the amended complaint and interposing defenses. The Company re-asserted its counterclaims and third party claims against plaintiff and its affiliate described above. On January 26, 2004, the court denied the motion to dismiss the counterclaims and third-party claims in its entirety. The Company and the individual defendants intend to defend this case vigorously. At this time, the Company cannot estimate what impact this case may have on it. However, the Company believes resolution of this case will not have a material adverse impact on its overall financial position or results of operations.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a vote of Security Holders

None

BIOPURE CORPORATION

Part II – Other Information
January 31, 2004
(continued)

Item 5. Other Information

RISK FACTORS

     These risks and uncertainties are not the only ones we face. Others that we do not know about now, or that we do not now think are important, may impair our business or the trading price of our securities.

Company Risks

We May Not Be Able to Continue as a Going Concern, as Our Funds Are Only Sufficient to Fund Operations Into September 2004

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

     We expect our cash position at January 31, 2004 and the additional funds raised in the beginning of the second fiscal quarter of 2004 to fund operations into September 2004 per our current operating plan. We are assessing our ability to raise additional capital through equity offerings, strategic alliances and other financing vehicles, but we cannot assure you that sufficient funds will be available to us on terms that we deem acceptable, if they are available at all. The inclusion of a going concern modification in Ernst & Young LLP’s audit opinion may materially and adversely affect our stock price and our ability to raise new capital.

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

Failure to Raise Additional Funds Will Affect the Development, Manufacture and Sale of Our Products

     The development and regulatory processes for obtaining approval to market Hemopure for its initial indication in the United States have been costly and are not yet complete. We require substantial working capital to develop, manufacture and sell our products and to finance our operations. We will need additional funding to maintain operations until such time, if ever, as we can generate positive cash flow. To reach that point, we must continue working on issues raised by the FDA about our BLA for Hemopure, including additional pre-clinical animal studies and any clinical trials that the FDA may request or we decide we need.

     As we continue to analyze our data and respond to the FDA’s complete response letter, we anticipate that we will also clarify whether we need to perform additional human clinical trials to obtain initial FDA approval, and if so, the parameters of such trials. We will need additional funding to continue operating until such time, if ever, as the FDA approves the BLA for Hemopure. Even if Hemopure is approved by the FDA, we cannot be profitable until we increase manufacturing capacity, for which we will require funding. We expect our cash position to fund operations into September 2004 per our current operating plan. We require an additional $7,000,000 to fund our planned operations through December 31, 2004.

If additional financing is not available when needed or is not available on acceptable terms, then we may be unable to develop products,

BIOPURE CORPORATION

Part II – Other Information
January 31, 2004
(continued)

build manufacturing capacity or fulfill other important goals. A sustained period in which financing is not available could force us to go out of business.

If We Cannot Hire the Personnel We Need, Both Our Costs and Our Ability to Conduct Operations May Be Adversely Affected

     We have an interim Chief Executive Officer and do not have a senior regulatory employee. We need to recruit and retain personnel for these and other positions. To the extent that our ability to fund future operations depends on raising additional capital, our ability to recruit qualified personnel may be adversely affected. This means that we may need to rely on outside consultants who may be less cost-effective than employees.

If We Fail to Obtain FDA Approval, We Cannot Market Hemopure in the United States

     We will not be able to market Hemopure in the United States unless and until we receive FDA approval. We submitted to the FDA a biologics license application, or BLA, for approval to market Hemopure. On July 30, 2003, the FDA sent us a complete response letter, stating that the agency had completed its review of the BLA and requesting additional information. We are working on our responses to the FDA questions. The questions require considerable data gathering and analysis. We must rely on contractors to complete some of the work. We could be delayed in responding either by the contractors failure or inability to complete their tasks when we require or by other unanticipated delays or difficulties. Furthermore, the FDA may find that our responses to the letter and the results of preclinical animal studies the FDA has asked for do not address its safety and efficacy issues adequately. Thus, we may require one or more further human clinical trials prior to approval of Hemopure. Trials are expensive and time-consuming, as is the FDA review process, and we may not have the financial resources to fund any such trials and our operations until FDA approval. Despite all of our efforts, the FDA could refuse to grant a marketing authorization.

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

We Cannot Expand Indications for Our Products Unless We Receive FDA Approval for Each Proposed Indication

     The FDA requires a separate approval for each proposed indication for the use of Hemopure in the United States. We have applied for an indication for Hemopure that would only involve its perioperative use in patients undergoing orthopedic surgery who are acutely anemic. If this application is approved, we expect to apply to expand Hemopure’s indications. To do so, we will have to design additional clinical trials, submit the trial designs to the FDA for review and complete those trials successfully. We cannot guarantee that the FDA will approve Hemopure for any indication. We can only promote Hemopure in the United States for indications that have been approved by the FDA. The FDA may require a label cautioning against Hemopure’s use for indications for which it has not been approved.

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

BIOPURE CORPORATION

Part II – Other Information
January 31, 2004
(continued)

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

If We Cannot Generate Adequate, Profitable Sales of Hemopure, We Will Not Be Successful

     To succeed as a company, we must develop Hemopure commercially and sell adequate quantities of Hemopure at a high enough price to generate a profit. We may not accomplish either of these objectives. To date, we have focused our efforts on developing our products, establishing their safety and efficacy and seeking marketing approval. Uncertainty exists regarding the potential size of the market for Hemopure and the price that we can charge for it. Additionally, the size of the market will be affected by the indication(s) for which Hemopure is approved and will be greatly reduced if reimbursement for the cost of Hemopure is not available from health insurance companies or government programs like Medicaid.

If We Cannot Obtain Market Acceptance of Hemopure, We Will Not Be Able to Generate Adequate, Profitable Sales

     Even if we succeed in obtaining marketing approval for Hemopure, a number of factors may affect future sales of our product. These factors include:

•	whether and how quickly physicians accept Hemopure as a cost-effective and therapeutic alternative to other products, in particular, donated human blood. It may take longer than we anticipate to obtain market acceptance; and

•	whether medical care providers or the public accept the use of a bovine-derived protein in transfusions, particularly in light of public perceptions in the United States, Europe and elsewhere about the risk of “mad cow disease.”

If We Fail to Comply with Good Manufacturing Practices, We May Not Be Able to Sell Our Products

     To obtain FDA approval to sell our products, we must demonstrate to the FDA that we can manufacture our products in compliance with the FDA’s good manufacturing practices, commonly known as GMPs. GMPs are stringent requirements that apply to all aspects of the manufacturing process. We are subject to FDA inspections at any time to determine whether we are in compliance with GMP requirements. If we fail to manufacture in compliance with GMPs, the FDA may refuse to approve our products or take other enforcement action with respect to products that we are distributing commercially.

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

BIOPURE CORPORATION

Part II – Other Information
January 31, 2004
(continued)

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

We Are Dependent on Third Parties to Finance Expansion of Our Manufacturing Capacity, and Failure to Increase Manufacturing Capacity May Impair Hemopure’s Market Acceptance and Prevent Us from Achieving Profitability

     The construction of our proposed new manufacturing facility in Sumter, South Carolina is dependent upon financing from third parties. Groundbreaking for this facility has been significantly delayed and is likely to be delayed further as a result of delays in obtaining such financing. Third parties can be expected to be unwilling to commit to finance the facility so long as we do not have FDA approval to market Hemopure. We cannot assure you that sufficient financing for this facility will be available, or if available, will be on terms that are acceptable to us. The completion of this facility or the addition of comparable manufacturing capacity is a key milestone in our plan for future operations. The later the date of completion of additional manufacturing capacity, the more financing we will need for working capital.

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

We Have a History of Losses and Expect Future Losses

     We have had annual losses from operations since our inception in 1984. In the fiscal years ended October 31, 2001, 2002 and 2003, we had losses from operations of $52,957,000, $46,657,000 and $47,312,000, respectively, and we had an accumulated deficit of $439,651,000 as of January 31, 2004. We expect to continue to incur losses from operations until we are able to develop Hemopure commercially and generate a profit. We cannot ensure that we will ever be able to achieve profitable operations.

BIOPURE CORPORATION

Part II – Other Information
January 31, 2004
(continued)

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

BIOPURE CORPORATION

Part II – Other Information
January 31, 2004
(continued)

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

BIOPURE CORPORATION

Part II – Other Information
January 31, 2004
(continued)

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

Investment Risks

Potential for Dilution and Decline of the Price of Our Shares

     Our cash on hand is estimated to be sufficient to continue operations into September 2004 under our current operating plan. We will need additional funds to operate beyond this point and are assessing our ability to raise capital.

     Any additional sale of shares of our common stock are likely to have a dilutive effect on our existing stockholders. Subsequent sales of these shares in the open market could also have the effect of lowering our stock price, thereby increasing the number of shares we may need to issue in the future to raise the same dollar amount and consequently further diluting our outstanding shares. These future sales could also have an adverse effect on the market price of our shares and could result in additional dilution to the holders of our shares.

BIOPURE CORPORATION

Part II – Other Information
January 31, 2004
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

Potential for Adverse Effect of Litigation

     We received a “Wells Notice” from the Securities and Exchange Commission staff on December 22, 2003, indicating the staff’s preliminary determination to recommend that the SEC bring a civil injunctive proceeding against us. Following our announcement about those notices, a number of class action lawsuits were filed against us. We have responded to the “Wells Notice” in writing, but do not know what action, if any, the SEC staff may finally recommend. We believe the class action lawsuits are without merit, and we will defend against them vigorously. However, the uncertainty about the possible effect of these matters on our financial condition may adversely affect our stock price and our ability to raise capital through equity offerings. Two of our former officers also received Wells Notices at the same time and responded to them. Details about the SEC investigation and the class actions are contained in Note 9 to the consolidated financial statements included in this report. Another lawsuit against us, filed in June 2003 and described in Note 9 to the consolidated financial statements, could also have a material adverse effect if it results in a judgment against us or a settlement on unfavorable terms.

Shares Eligible for Future Sale May Cause the Market Price for Our Common Stock to Drop Significantly, Even If Our Business Is Doing Well

     We cannot predict the effect, if any, that future sales of our common stock or the availability of shares for future sale will have on the market price of our common stock from time to time. Substantially all of our outstanding shares of Class A Common Stock are freely tradable in the public market, unless acquired by our affiliates. Other shares of our common stock issued in the future, including shares issued upon exercise of outstanding options and warrants, may become available for resale in the public market from time to time, and the market price of shares of our common stock could drop significantly if the holders of these shares sell them or are perceived by the market as intending to sell them.

Our Stock Price Has Been and May Continue to Be Highly Volatile, which May Adversely Affect Holders of Our Stock and Our Ability to Raise Capital

     The trading price of our common stock has been and is likely to continue to be extremely volatile. During the period from November 1, 2001 through March 9, 2004, the trading price of our stock has ranged from a low of $1.26 per share (on February 24, 2004) to a high of $20.30 per share (on November 6, 2001). Our stock price and trading volume could be subject to wide fluctuations in response to a variety of factors, including the following:

•	FDA action or delays in FDA action on Hemopure or competitors’ products;

•	the outcome of litigation and threatened litigation referred in Item 1 of this report;

•	publicity regarding actual or potential medical results relating to products under development by us or our competitors;

BIOPURE CORPORATION

Part II – Other Information
January 31, 2004
(continued)

•	actual or potential clinical trial results relating to products under development by us or our competitors;

•	delays in our testing and development schedules;

•	events or announcements relating to our relationships with others, including the status of potential transactions with investors, licensees and other parties;

•	announcements of technological innovations or new products by our competitors.

•	developments or disputes concerning patents or proprietary rights;

•	regulatory developments in the United States and foreign countries;

•	economic and other factors, as well as period-to-period fluctuations in our financial results; and

•	market conditions for pharmaceutical and biotechnology stocks;

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

A report on Form 8-K was furnished on January 8, 2004, to report under Item 9 an update on the U.S. regulatory status of Hemopure.

A report on Form 8-K was furnished on December 24, 2003, including the Company’s press release, to report under Item 9 the receipt of “Wells Notices” from the Securities and Exchange Commission.

A report on Form 8-K was furnished on December 11, 2003, including the Company’s press release, to report under Item 12 its financial results for the year ended October 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOPURE CORPORATION

Date: March 15, 2004	By:	/s/ Ronald F. Richards
Ronald F. Richards
Duly authorized officer of the Registrant and
Chief Financial Officer

EXHIBIT INDEX

Number	Description
31.1	Certification of Francis H. Murphy pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Ronald F. Richards pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Francis H. Murphy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Ronald F. Richards pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002