Form 10-Q
period 2004-04-03
BIOPURE CORP
filed 2004-06-14
CIK 815508

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2004

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

(617) 234-6500
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [  ] No

The number of shares outstanding of each of the issuer’s classes of common stock as of June 10, 2004 was:

Class A Common Stock, $.01 par value	48,520,521
Class B Common Stock, $1.00 par value	117.7

BIOPURE CORPORATION

Biopure®, Hemopure® and Oxyglobin® are registered trademarks of Biopure Corporation.

Part I

Item 1

BIOPURE CORPORATION

Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	April 30, 2004	October 31, 2003
Assets:
Current assets:
Cash and cash equivalents	$11,865	$26,862
Accounts receivable, net	599	762
Inventories	7,971	8,985
Other current assets	969	1,233

Total current assets	21,404	37,842
Property, plant and equipment, net	34,405	36,861
Other assets	10,893	10,922

Total assets	$66,702	$85,625

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$574	$1,159
Accrued expenses	4,798	6,100

Total current liabilities	5,372	7,259
Long-term debt	9,847	9,847
Deferred compensation	121	142

Total long-term liabilities	9,968	9,989
Stockholders’ equity:
Preferred stock, $0.01 par value, 30,000,000 shares authorized, no shares outstanding	—	—
Common stock:
Class A, $0.01 par value, 100,000,000 shares authorized, 48,520,521 shares outstanding at January 31, 2004 and 44,494,050 at October 31, 2003	485	445
Class B, $1.00 par value, 179 shares authorized, 117.7 shares outstanding	—	—
Capital in excess of par value	478,215	472,287
Contributed capital	24,574	24,574
Notes receivable	(257)	(256)
Accumulated deficit	(451,655)	(428,673)

Total stockholders’ equity	51,362	68,377

Total liabilities and stockholders’ equity	$66,702	$85,625

Note: The balance sheet at October 31, 2003 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes.

BIOPURE CORPORATION

Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	April 30, 2004	April 30, 2003	April 30, 2004	April 30, 2003
Revenues:
Oxyglobin	$893	$1,961	$1,643	$1,982

Total revenues	893	1,961	1,643	1,982
Cost of revenues	3,604	5,973	8,409	10,821

Gross loss	(2,711)	(4,012)	(6,766)	(8,839)
Operating expenses:
Research and development	3,491	2,536	6,490	5,082
Sales and marketing	949	1,606	1,792	2,622
General and administrative	4,894	3,526	8,031	6,253

Total operating Expenses	9,334	7,668	16,313	13,957

Loss from operations	(12,045)	(11,680)	(23,079)	(22,796)
Other income, net	41	28	97	62

Net loss	$(12,004)	$(11,652)	$(22,982)	$(22,734)

Per share data:
Basic and diluted net loss per common share	$(0.25)	$(0.35)	$(0.50)	$(0.71)

Weighted-average shares used in computing basic and diluted net loss per common share	47,335	33,351	45,899	31,920

See accompanying notes.

BIOPURE CORPORATION

Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	April 30, 2004	April 30, 2003
Operating activities:
Net loss	$(22,982)	$(22,734)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,663	2,658
Equity compensation	—	208
Accrued interest on stockholders’ notes receivable	(1)	(1)
Non-cash charges related to issuance of stock	969	—
Changes in assets and liabilities:
Accounts receivable	163	(283)
Inventories	1,014	7
Other current assets	264	(345)
Accounts payable	(606)	(577)
Accrued expenses	(1,303)	(220)

Net cash used in operating activities	(19,819)	(21,287)
Investing activities:
Purchases of property, plant and equipment	(179)	(1,156)
Other assets	1	(3)

Net cash used in investing activities	(178)	(1,159)
Financing activities:
Net proceeds from sales of common stock	5,000	17,837

Net cash provided by financing activities	5,000	17,837
Net decrease in cash and cash equivalents	(14,997)	(4,609)
Cash and cash equivalents at beginning of period	26,862	19,710

Cash and cash equivalents at end of period	$11,865	$15,101

See accompanying notes.

BIOPURE CORPORATION

Notes to Condensed Consolidated Financial Statements
April 30, 2004
(Unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended April 30, 2004 are not necessarily indicative of the results that may be expected for the year ending October 31, 2004; however, the Company expects to incur a substantial loss for the year ended October 31, 2004.

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Biopure Netherlands, BV, Biopure South Africa, Pty, Ltd., NeuroBlok Incorporated, Reperfusion Systems Incorporated, DeNovo Technologies Corporation and Biopure Overseas Holding Company. All intercompany accounts and transactions have been eliminated in consolidation.

These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended October 31, 2003 filed with the SEC on January 30, 2004.

The Company has financed operations from inception primarily through sales of equity securities, development and license agreement payments, interest income and debt. The Company has not been profitable since inception and had an accumulated deficit of $451,655,000 as of April 30, 2004. April 30, 2004, the Company had $11,865,000 in cash and cash equivalents. The Company expects this funding to be sufficient to fund operations into September 2004 under the Company’s current operating plan. To remain a going concern, the Company will require significant funding. The Company expects to incur additional operating losses over the next several years seeking regulatory approvals, conducting clinical trials and marketing Hemopure. The Company is assessing opportunities to raise capital, and expects to continue financing operations until it is profitable through sales of securities, strategic alliances and other financing vehicles, if any, that might become available. The Company is working to identify additional cost reductions. However, there can be no assurance that additional cost reductions will be identified nor that any such additional financing will be available to the Company on terms that it deems acceptable, if at all. Failure to secure additional funding or modification of our clinical plans could trigger impairment of certain long-term assets.

2.	Net Loss per Share

Basic net loss per common share is computed based on the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is computed based upon the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of the Company’s common stock equivalents, including the shares issuable upon the conversion of Class B Common Stock outstanding and the exercise of common stock options and warrants determined based upon the average market price of common stock for the period. However, basic and diluted net loss per common share is computed the same for all periods presented as the Company had losses for all periods presented and, consequently, the effect of Class B Common Stock, options and warrants is anti-dilutive. Dilutive weighted average shares outstanding do not include 10,836,580 common-equivalent shares for the three and six months ended April 30, 2004 and 8,651,480 common-equivalent shares for the three and six months ended April 30, 2003 as their effect would have been anti-dilutive.

3.	Stock Based Compensation

The Company applies the intrinsic value method pursuant to Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, in accounting for its stock-based compensation plans. Accordingly, no

BIOPURE CORPORATION
Notes to Condensed Consolidated Financial Statements
April 30, 2004
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

	Three Months Ended		Six Months Ended
	April 30,	April 30,	April 30,	April 30,
In thousands (except per share data)	2004	2003	2004	2003
Net loss, as reported	$(12,004)	$(11,652)	$(22,982)	$(22,734)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(885)	(1,153)	(1,613)	(2,175)

Pro forma net loss	$(12,889)	$(12,805)	$(24,595)	$(24,909)

Net loss per share:
Basic and diluted — as reported	$(0.25)	$(0.35)	$(0.50)	$(0.71)

Basic and diluted — pro forma	$(0.27)	$(0.38)	$(0.54)	$(0.78)

The weighted average fair value of each stock option included in the preceding pro forma amounts was estimated using the Black-Scholes option-pricing model and is amortized over the vesting period of the underlying options. The assumptions used to calculate the SFAS No. 148 pro forma disclosure and the weighted average information are as follows:

	Three Months Ended		Six Months Ended
	April 30,	April 30,	April 30,	April 30,
	2004	2003	2004	2003
Risk-free interest rate	2.76%	4.88%	2.76%	4.88%
Expected dividend yield	—	—	—	—
Expected lives	7 years	7 years	7 years	7 years
Expected volatility	81%	80%	81%	80%

4.	Inventories

Inventories are valued at the lower of cost (determined using the first-in, first-out method) or market. Inventories were as follows:

In thousands	April 30, 2004	October 31, 2003
Raw materials	$998	$1,270
Work-in-process	690	885
Finished goods-Oxyglobin	1,323	1,937
Finished goods-Hemopure	4,960	4,893

	$7,971	$8,985

BIOPURE CORPORATION
Notes to Condensed Consolidated Financial Statements
April 30, 2004
(Unaudited)
(continued)

5.	Accrued Expenses and Cost Reduction Plan

Accrued expenses consisted of the following:

In thousands	April 30, 2004	October 31, 2003
Accrued payroll and related employee expenses	$666	$487
Accrued vacation	523	629
Accrued legal and audit fees	253	451
Accrued health and dental premiums	340	340
Financing fees	537	537
South Carolina project	300	650
Accrued severance	578	875
Other	1,601	2,131

	$4,798	$6,100

On February 19, 2004 the Company announced a cost reduction plan to decrease its ongoing cash burn. Under the plan, the Company terminated 49 employees, effective April 23, 2004. The employees terminated were primarily employees from the Company’s manufacturing division. During the second fiscal quarter ended April 30, 2004 in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” the Company recorded within General and Administrative expense a charge of $578,000 related to this reduction in force. The charge primarily represented severance costs and fees for outplacement services. At April 30, 2004, the company had not paid any costs related to this reduction in force and, as a result, had an accrual of $578,000.

At October 31, 2003, the Company had an accrual of $875,000 for costs related to the reduction in force announced on October 30, 2003. During the first six months of fiscal 2004 the Company paid $723,000 in severance costs and fees for outplacement services which represented the entire cash payments made pursuant to the October 30, 2003 reduction in force. The reduction in expected expenses was due to lower than anticipated costs for outplacement services. The remaining accrual of $152,000 was recorded as a credit to General and Administrative expenses during the quarter ended April 30, 2004.

6.	Commitments

In July 1994, the Company acquired a 50% general partnership interest in Eleven Hurley Street Associates (EHSA), a real estate partnership, which owns the Company’s principal office and research and development facility. The Company accounts for its investment in EHSA under the equity method of accounting. In the event EHSA became insolvent or was unable to pay its obligations, the Company, as one of the general partners, could be liable for all partnership obligations. EHSA’s liabilities as of April 30, 2004 consist of a promissory note to a bank with a principal balance of $1,088,966. The note accrues interest at 8.63% and matures on January 30, 2006. As of April 30, 2004, the maximum potential amount of future payments the under the note would be $1,241,000. The note is secured by the office and research and development facility which the Company believes has fair value sufficient to satisfy the current promissory note balance. Biopure currently leases this facility from EHSA for $262,000 annually under an operating lease expiring in December 2007 that is included as an operating lease commitment in our Annual Report on Form 10-K/A for the fiscal year ended October 31, 2003.

Sumter Realty

In December 2001, the Company signed an amended letter of intent with Sumter Realty Group, LLC for the construction and financing of a manufacturing plant in South Carolina, which is designed to produce 500,000 Hemopure units per year and expected to cost approximately $120,000,000. Under the letter of intent the financing would be in the form of a capital lease.

BIOPURE CORPORATION
Notes to Condensed Consolidated Financial Statements
April 30, 2004
(Unaudited)
(continued)

The terms of a lease, as outlined in the letter of intent and based on financing terms expected to be available at that time, would be: (i) lease payments to start at substantial completion of the facility; (ii) annual lease payments of $13,750,000 per year for the first two years; and (iii) lease payments of $17,158,000 per year for the balance of a 240-month term. The Company would own the facility at the end of the lease term. The Company is committed to pay a finder’s fee, of approximately 2 percent of the net amount financed, to CB Richard Ellis, a real estate consulting firm, when financing for the facility is completed if financing is provided through Sumter Realty Group or any of its principals. However, there is no assurance that the Company will be able to obtain financing under the terms set forth in the letter of intent.

Under the letter of intent, the Company agreed to invest $10,000,000 in engineering for a new facility to be reimbursed by Sumter Realty Group under certain conditions. As of April 30, 2004, the Company has invested $14,348,000 for the engineering and design costs of the planned manufacturing facility and for permits and acquisition of land, which has been included in property, plant and equipment. No additional expenditures will be incurred unless and until a financing proposal has been accepted.

The $10,000,000 has been accounted for as a deposit in long term assets as of April 30, 2004 and is offset by $9,847,000 in long-term debt. If financing on the terms of the letter of intent is not obtained or conditions to the refund are not met, the $10,000,000 will not be returned to the Company and the deposit and long-term debt will be eliminated.

The Company has examined its long-lived assets for potential impairment, with a particular emphasis on the asset related to the planned South Carolina manufacturing facility. As part of the review, the Company considered lack of financing for this facility to date, the potential timing of construction activities, the extent to which the asset is site specific, and its ongoing commitment to ultimately build a new facility in South Carolina. Based upon this analysis, the Company determined that while the delays in obtaining financing for this facility and FDA approval are significant and therefore indicators of potential impairment, the Company believes its plan for the South Carolina manufacturing facility is still valid and fully expects to be able to finance it on commercially reasonable terms in the future. Therefore, the Company determined that no impairment exists at April 30, 2004.

Research Agreement(1)

On March 4, 2003, the Company entered into a Cooperative Research and Development Agreement (CRADA) with the United States Naval Medical Research Center (NMRC). The intent of the CRADA is to support a pivotal, randomized, standard therapy controlled clinical trial of Hemopure in the out-of-hospital setting in the resuscitation of patients with severe hemorrhagic shock (acute blood loss). The CRADA has been modified to grant the Naval Medical Research Center primary responsibility for designing, seeking FDA acceptance of a protocol, and conducting a proposed U.S. trauma trial of Hemopure in the out-of-hospital setting. Under the CRADA, as amended, each of Biopure and the NMRC is expected to fund the activities for which it is responsible. The Company believes that all or most of its costs could be covered by government funding. In April 2004, the NMRC and academic trauma experts met with the FDA for a preliminary discussion of a proposed trial protocol, entitled “Restore Effective Survival in Shock (RESUS).” An investigational new drug (IND) application for the trial has not yet been filed. However, the NMRC, with Biopure’s assistance, continues to work on moving this project forward.

To date, approximately $14 million in Congressional, Navy and Army funding has been appropriated, granted or otherwise earmarked to support the trauma development program for Hemopure.(2) Of this amount, approximately $5,000,000 is being administered by the U. S. Army and is being used to fund key ongoing preclinical animal studies of Hemopure and may also help to fund the Company’s obligations under the CRADA. A portion of the funds will also be applied to the Army’s administrative costs.

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

BIOPURE CORPORATION
Notes to Condensed Consolidated Financial Statements
April 30, 2004
(Unaudited)
(continued)

7.	Recently Issued Accounting Standards

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

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities,” (“FIN 46” or the “Interpretation”) to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity; in December 2003 FASB issued a revision to FIN 46(FIN46R). Until now, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN No. 46 changes that by requiring a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN No. 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. FIN 46 is applicable to entities subject to the Interpretation no later than the end of the first reporting period ended after March 15, 2004, and, accordingly, was applicable to the Company as of the end of the quarter ended April 30, 2004. The Company’s adoption of FIN 46, effective April 30, 2004, did not have an impact on the Company’s results of operations or financial position. See Note 6 for additional information.

8.	Litigation

SEC Investigation. During the fourth quarter of fiscal 2003, the Company was notified of a confidential investigation by the Securities and Exchange Commission (SEC). On December 22, 2003, the Company, its former Chief Executive Officer and its former Senior Vice President, Regulatory and Operations, and on April 29, 2004 the Company’s Chairman, a former director, its Chief Technology Officer and General Counsel received “Wells Notices” from the staff of the SEC stating the Staff’s preliminary determination to recommend that the SEC bring a civil injunctive proceeding against the Company and the individuals. Biopure and the individuals are responding in writing to the notices.

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

Litigation.

Biopure, its former Chief Executive Officer, its Chief Technology Officer and its Chief Financial Officer were named as defendants in a number of similar, purported class action complaints, filed between December 30, 2003 and January 28, 2004 (the “complaints”), in the U.S. District Court for the District of Massachusetts (the “Court”) by alleged purchasers of Biopure’s

BIOPURE CORPORATION
Notes to Condensed Consolidated Financial Statements
April 30, 2004
(Unaudited)
(continued)

common stock. Those complaints have since been consolidated in a single action. The complaints claim that Biopure violated the federal securities laws by publicly disseminating materially false and misleading statements regarding the status of its biologic license application pending with the U.S. Food and Drug Administration and of its trauma development program, resulting in the artificial inflation of Biopure’s common stock price during the purported class period. The complaints do not specify the amount of alleged damages plaintiffs seek to recover. The complaints set forth varying class periods but generally focus on March 2003 through December 24, 2003. The defendants believe that the complaints are without merit and intend to defend the actions vigorously. At this time, the Company cannot estimate what impact, if any, these cases may have on its financial position or results of operations.

The seven board members of Biopure’s Board of Directors during the period March through December 2003, were named as defendants in two shareholder derivative actions filed on January 26, 2004 and January 29, 2004 in the same Court. The Company is named as a defendant, even though in a derivative action any award is for the benefit of the Company, not individual stockholders. The complaints allege in derivative actions brought by shareholders on behalf of the Company that the individual directors breached fiduciary duties in connection with the same disclosures set forth in the purported securities class action complaints. The complaints do not specify the amount of the alleged damages plaintiffs seek to recover. At this time, the Company cannot estimate what impact, if any, these cases may have on its financial position or results of operations.

On or about June 16, 2003, plaintiff Steelhead Investments, Ltd. filed a complaint alleging that the Company breached a contract with the plaintiff by giving insufficient notice of offerings of common stock and warrants by the Company in March and April 2003. On April 14, 2004, the Company and Steelhead dismissed the litigation with prejudice. The Company issued 350,000 shares of its common stock to a nominee of Steelhead, and the parties to the litigation signed mutual general releases. The Company incurred a one-time non-cash expense of $500,000, representing the fair market value of the 350,000 shares of Class A common stock, in connection with the settlement of this litigation.

Part I

Item 2

BIOPURE CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
April 30, 2004

Cautionary Statement Regarding Forward-Looking Information

The following discussion of our financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and the related Notes included elsewhere in this report. The content of this report does not necessarily reflect the position or the policy of the Government or the Department of Defense, and no official endorsement should be inferred. Except for strictly historical information contained herein, matters discussed in this report constitute forward-looking statements. When used herein, the words “expects,” “estimates,” “intends,” “plans,” “should,” “anticipates” and similar expressions are intended to identify such forward-looking statements. Actual results could differ materially from those set forth in the forward-looking statements. There can be no assurance that Biopure will be able to commercially develop Hemopure, that necessary regulatory approvals will be obtained, that anticipated milestones will be met in the expected timetable, that any clinical trials will be successful, or that any approved product will attain market acceptance and be manufactured and sold in the quantities anticipated. Actual results may differ from those projected in forward-looking statements due to risks and uncertainties that exist in the Company’s operations and business environment. These risks include, without limitation, the availability of sufficient financing to continue operations, the Company’s stage of product development, history of operating losses, accumulated deficit, and uncertainties and possible delays related to clinical trials and regulatory approvals, possible healthcare reform, manufacturing capability, marketing, market acceptance and competition. In light of the substantial risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this report should not be regarded as representations by the Company that the objectives or plans of the Company will be achieved. The Company undertakes no obligation to release publicly the results of revisions to these forward-looking statements to reflect events or circumstances after the date hereof. Reference is made in particular to the risk factors and the discussions set forth below in this report under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Overview

Our top priorities are to raise additional capital, to resolve the regulatory issues surrounding Hemopure in the United States and to recruit a new chief executive officer.

By the fall of 2004, we plan to address the FDA’s safety and efficacy concerns by providing answers to certain questions posed by the agency and by submitting results of four animal studies required by the agency, three of which are underway. Many of the FDA’s questions require the collection and tabulation of data from source documents at 78 clinical trial sites in the United States and abroad. Most of these documents have been collected, and data is currently being sorted, tabulated and analyzed.

We believe our cash and cash equivalents, as of April 30, 2004, to be sufficient to fund our operations into September 2004. Under our current operating plan, our activities and expenditures for the balance of fiscal 2004 will be associated primarily with maintaining some manufacturing capability, replying to issues identified in the FDA’s complete response letter for our Hemopure biologics license application (BLA), conducting FDA-requested preclinical animal studies and continuing clinical development of additional Hemopure indications.

A number of factors pose uncertainties in estimating the amount of funds we may need to sustain operations:

As described in Note 8 to the financial statements, Biopure is a defendant in litigation, the outcomes of which are unknown. It is also the subject of an investigation by the Securities and Exchange Commission and has received a “Wells Notice” from the Commission staff. The outcomes and financial effects of these matters cannot be determined at this time, nor can any adverse effect they may have on the price of our common stock and our ability to raise capital from sales of equity or otherwise.

BIOPURE CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
April 30, 2004
(continued)

The process of obtaining U.S. marketing approval for a first indication for Hemopure also has risks of delays that make the ultimate development cost unpredictable. We are hopeful that we can respond to all issues the FDA has raised to date regarding our BLA, but since it is likely that Biopure will need to conduct one or more additional human clinical trials before the FDA will consider approving Hemopure, the Company will evaluate all of its clinical and regulatory options, not just the orthopedic surgical anemia indication for which Biopure’s biologics license application (BLA) was filed. Towards that end, the Company is engaged in the early stages of clinical development for indications in both trauma and cardiology. In Europe, patient enrollment is proceeding in a 45-patient, Phase II clinical trial assessing the safety and feasibility of Hemopure, at low doses, as a potential cardioprotective agent in patients undergoing coronary angioplasty. In South Africa, patient enrollment is anticipated to begin shortly in a 50-patient, Phase II clinical trial assessing the safety and tolerability of Hemopure, in a hospital setting, for emergency treatment of unstable patients who have significant blood loss as a result of blunt or penetrating trauma.

Although Hemopure is approved for commercial sale in South Africa, the product has not yet been offered for sale. Since we obtained marketing approval surgeons have treated patients with Hemopure units that we previously provided without charge. We gave notice to our exclusive distributor in South Africa that we were terminating our distribution agreement according to its terms and intend to market through a wholly-owned subsidiary. We cannot predict when our first sales might occur but are hopeful that there will be limited sales this year.

On February 19, 2004, the Company announced a cost reduction plan to decrease its ongoing cash burn. Under the plan, the Company terminated 49 employees effective April 23, 2004. The employees terminated were primarily employees from the Company’s manufacturing division. This reduction and other cost cutting measures are expected to reduce the Company’s ongoing cash burn, primarily associated with manufacturing and marketing expenses, by approximately $8 million annually. The Company is considering additional measures to reduce its cash burn, but significant additional capital will be required to fund the Company’s operations until the Company becomes profitable. The Company is assessing opportunities to raise capital, and expects to continue financing operations until we are profitable through sales of securities, strategic alliances and other financing vehicles, if any, that might become available.

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

Inventories

Inventories are stated at the lower of cost (determined using the first-in, first-out method) or market. Inventories consist of raw material, work-in-process and Hemopure and Oxyglobin finished goods. Both Oxyglobin and Hemopure have a shelf life of 3 years from the date of manufacture. Inventories of these products are reviewed periodically to identify expired units and units with a remaining life too short to be commercially viable based on projected and historical sales activity. Inventories are also subject to quality compliance investigations. Reserves are established for inventory based on these reviews and investigations. If our sales activity is significantly less than anticipated or quality compliance testing results in the rejection of inventory, then we may incur significant inventory write-downs, resulting in charges to cost of revenues in such period.

Long-Lived Assets

SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Our investments in property and equipment, such as construction in progress and new facility construction; real property license rights related to the source, supply and initial processing of our major raw

BIOPURE CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
April 30, 2004
(continued)

material; and the asset related to the expenditures for a planned manufacturing facility in South Carolina are the principal long-lived assets that could be subject to such a review. Pursuant to SFAS 144, during the second quarter we assessed our long-lived assets for potential impairment, with a particular emphasis on the asset related to the planned South Carolina manufacturing facility. As part of our review, we considered lack of financing for this facility to date, the potential timing of construction activities, the extent to which the asset is site specific, and our ongoing commitment to ultimately build our new facility in South Carolina. Based upon our analysis we believe that, while the delays in obtaining financing for this facility and FDA approval are significant and therefore indicators of potential impairment, we believe our plan for the South Carolina manufacturing facility is still valid and we fully expect we will be able to finance it on commercially reasonable terms in the future and anticipate that we will be able to generate sufficient positive future cash flows to recover our investment in the facility. Therefore, we determined that no impairment exists at April 30, 2004. However, should there be a change in circumstances with respect to the South Carolina manufacturing facility or other long-lived assets, such changes may result in our recording significant impairment charges in the future.

Revenue Recognition

The Company recognizes revenue from sales of Oxyglobin upon shipment provided that there is evidence of a final arrangement, there are no uncertainties surrounding acceptance, collectibility is probable and the price is fixed. The Company sells Oxyglobin directly to veterinarians in the United States. The Company sells Oxyglobin to a distributor in the United Kingdom that sells product in selected European countries through local veterinary distributors in Germany, France and the UK. Collectibility is reasonably assured once pricing arrangements are established, as these agreements establish the distributor’s intent to pay. The Company’s customers do not have a right to return product. The Company monitors creditworthiness on a regular basis and believes collectibility of product revenues is reasonably assured at the time of sale.

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

BIOPURE CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
April 30, 2004
(continued)

Results of Operations

As the Company generates net losses, the key drivers of the losses are cost of revenues, research and development and other expenses consisting of sales and marketing and general and administrative. For the three and six month periods ended April 30, 2004 and 2003, these items were as follows:

	Three Months Ended				Six Months Ended
	April 30, 2004		April 30, 2003		April 30, 2004		April 30, 2003
		Percent		Percent		Percent		Percent
		of		of		of		of
		Total		Total		Total		Total
	Amount	Costs	Amount	Costs	Amount	Costs	Amount	Costs
Revenues	$893		$1,961		$1,643		$1,982

Cost of Revenues
Oxyglobin	1,175	9%	2,708	20%	2,745	11%	3,441	14%
Hemopure	2,429	19%	3,265	24%	5,664	23%	7,380	30%

Total Cost of Revenues	3,604	28%	5,973	44%	8,409	34%	10,821	44%
Research and Development	3,491	27%	2,536	19%	6,490	26%	5,082	21%
Sales and Marketing
Oxyglobin	276	2%	852	6%	724	3%	1,209	5%
Hemopure	673	5%	754	6%	1,068	4%	1,413	6%

Total Sales and Marketing	949	7%	1,606	12%	1,792	7%	2,622	11%
General and Administrative	4,894	38%	3,526	26%	8,031	32%	6,253	25%

Total Costs	$12,938	100%	$13,641	100%	$24,722	100%	$24,778	100%

Three months ended April 30, 2004 compared to three months ended April 30, 2003

Total revenues, consisting of sales of the company’s veterinary product Oxyglobin, were $893,000 for the second quarter of fiscal 2004 compared to $1,961,000 for the same period in 2003. Revenues for the second quarter of fiscal 2003 include approximately $1,300,000 in backorders that were filled during the quarter. Excluding these backorders, Oxyglobin revenues increased during the second fiscal quarter of 2004 compared to the same period in 2003 due to increased demand, including customers purchasing Oxyglobin in anticipation of future supply shortages. In our efforts to conserve cash, we announced workforce reductions in October 2003 and February 2004. As a result, we expect substantially lower Oxyglobin sales for the fiscal year ending October 31, 2004, as we are unable to manufacture sufficient product to meet demand.

Cost of revenues was $3,604,000 for the second quarter of fiscal 2004, compared to $5,973,000 for the same period in 2003. Cost of revenues includes costs of both Oxyglobin and Hemopure, the company’s product for human use, although Hemopure is not currently being offered for sale. Oxyglobin cost of revenues was $1,175,000 for the second quarter of fiscal 2004 compared to $2,708,000 for the same period in 2003. The decrease for the quarter was primarily due to the decreased number of Oxyglobin units sold in 2004.

BIOPURE CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
April 30, 2004
(continued)

Due to fixed manufacturing costs, we expect that costs to produce Oxyglobin will exceed Oxyglobin revenues until the company more fully utilizes its manufacturing capacity. Hemopure cost of revenues, consisting of the allocation of unabsorbed fixed manufacturing costs, was $2,429,000 for the second quarter of fiscal 2004 compared to $3,265,000 for the same period in 2003. This decrease is primarily due to lower manufacturing costs resulting from the October 2003 workforce and cost reductions.

Research and development expenses include product and process development and engineering, pre-clinical studies, clinical trials and clinical trial materials. Our research and development expenses have continued to be primarily for our one major project—Hemopure development for use in patients undergoing surgery. A breakdown of our research and development expenses by major activity is as follows:

	Three Months Ended
	April 30, 2004		April 30, 2003
		Percent of		Percent of
In thousands	Amount	Total R&D Costs	Amount	Total R&D Costs
BLA Preparation and Support of Review Process	$2,955	85%	$2,340	92%
Phase II European Trial (Cardiovascular project)	429	12%	—	—
Other Projects (Trauma)	107	3%	196	8%

Total	$3,491	100%	$2,536	100%

Surgery/BLA Project

The completed Phase III orthopedic surgery trial cost approximately $37,000,000 over the four years from protocol development to the final report on July 26, 2002. These trial costs include costs incurred at 46 hospitals, trial site monitoring, data management, regulatory consulting, statistical analysis, medical writing and clinical materials and supplies as well as Company personnel engaged in these activities. Costs incurred in submitting the Hemopure BLA include Company personnel and payments to third parties for manufacturing process documentation, medical consultants, regulatory consultants, integrating the safety and efficacy databases for all clinical trials and pre-clinical studies. Research and development expenses continue to include amounts for support of the BLA review process including responding to FDA inquiries. If the FDA grants a marketing license for Hemopure, this major project will be substantially complete. However, the FDA complete response letter of July 30, 2003 consisted of requests for extensive additional information. In addition, during a meeting with the FDA on January 6, 2004 regarding the BLA, the FDA said that it would also require the results of four preclinical studies previously requested for the trauma program to be submitted for its review of the BLA and to allow the company to conduct additional human clinical trials in the orthopedic or any other indication. Three of the studies are currently underway and the fourth is expected to begin during the third quarter of fiscal 2004. If the Company submits to the FDA a formal written reply to the complete response letter, the Agency can be expected to take six months from the date of Biopure’s reply to review and act on the BLA amendment based on FDA performance goals in the Prescription Drug User Fee Act (PDUFA III). However, it is currently unclear what effect, if any, the results of the requested preclinical animal studies or other potential FDA requests, including the likely requirement that Biopure conduct one or more additional human trials, may have on the timetable for obtaining FDA approval of Hemopure.

Cardiovascular and Trauma Projects

Both the cardiovascular and the trauma projects are in early stages (i.e., safety clinical trials). Cardiovascular expenditures to date of $841,000 consist of the costs of preparing and carrying out the ongoing Phase II European Trial. Trauma expenditures to date of $393,000 consist of preparation costs primarily associated with protocol and study design. The costs of any additional clinical trials and preclinical studies that might be necessary cannot be estimated at the present time. If additional trials or preclinical studies are required, it cannot yet be determined when they will be completed, if at all. The risks and uncertainties associated with the early stage of planning and execution of these projects, include among other things, uncertainties about results that at any time could require us

BIOPURE CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
April 30, 2004
(continued)

to abandon or greatly modify either project. Accordingly, we cannot estimate the period in which material net cash inflows for either of these two projects might commence, and we do not anticipate the possibility of obtaining marketing approval earlier than 2006.

By the fall of 2004, Biopure plans to address the FDA’s safety and efficacy concerns by providing answers to certain questions posed by the agency and by submitting results of the four animal studies required by the agency, three of which are underway. Many of the FDA’s questions require the collection and tabulation of data from source documents at 78 clinical trial sites in the United States and abroad. Most of these documents have been collected, and data is currently being sorted, tabulated and analyzed.

The process of obtaining U.S. marketing approval for a first indication for Hemopure also has risks of delays that make the ultimate development cost unpredictable. We are hopeful that we can respond to all issues the FDA has raised to date regarding our BLA, but since it is likely that Biopure will need to conduct one or more additional human clinical trials before the FDA will consider approving Hemopure, the Company will evaluate all of its clinical and regulatory options, not just the orthopedic surgical anemia indication for which Biopure’s biologics license application (BLA) was filed. In Europe, patient enrollment is proceeding in a 45-patient, Phase II clinical trial assessing the safety and feasibility of Hemopure, at low doses, as a potential cardioprotective agent in patients undergoing coronary angioplasty.

In South Africa, patient enrollment is anticipated to begin shortly in a 50-patient, Phase II clinical trial assessing the safety and tolerability of Hemopure, in a hospital setting, for emergency treatment of unstable patients who have significant blood loss as a result of blunt or penetrating trauma.

We cannot predict when Hemopure will be approved, and regardless of when it is approved we do not anticipate that we will attain profitability until we are able to achieve economies of scale associated with a significant increase in our manufacturing capacity. There are substantial risks and uncertainties relating to whether and when we will obtain FDA approval for Hemopure, the timing of the construction of additional capacity and other factors that may affect our ability to generate a profit from our research and development of Hemopure.

Of the research and development expenses for the second quarter of fiscal 2004, $2,955,000 was for BLA support costs and $429,000 for costs associated with the Phase II clinical trial in Europe explained above. In the corresponding quarter of fiscal 2003, expenditures included $2,340,000 for BLA support costs and the balance for various expenditures not allocable to any major project. Due to the extensive additional information the FDA has requested, the Company expects research and development expenses to continue at a higher rate than experienced last year.

Sales and marketing expenses consist of Hemopure-related expenses and Oxyglobin-related expenses. Hemopure-related sales and marketing expenses were $673,000 for the second quarter of fiscal 2004, compared to $754,000 for the same period in 2003. This decrease is primarily due to the reduction of marketing and educational activities in fiscal 2004 consistent with the company’s cost-cutting measures. The Company anticipates that Hemopure and Oxyglobin-related sales and marketing expenses will be lower in fiscal 2004 compared to fiscal 2003 because of cost-cutting. Oxyglobin-related sales and marketing expenses were $276,000 for the second quarter of fiscal 2004 compared to $852,000 for the same period in 2003. This decrease was due to the unusually high volume of Oxyglobin shipments during the second quarter of 2003, as mentioned above, and associated commissions and planning activities in Europe.

General and administrative expenses were $4,894,000 for the second quarter of fiscal 2004, compared to $3,526,000 for the same period in 2003. This increase is mostly due to $947,000 in expenses related to severance charges incurred during the quarter and to a one-time non-cash expense of $500,000, the fair market value of the 350,000 shares of Class A common stock issued to Steelhead Investments Ltd. in connection with the settlement of litigation.

BIOPURE CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
April 30, 2004
(continued)

Six months ended April 30, 2004 compared to six months ended April 30, 2003

Total revenues were $1,643,000 for the first six months of fiscal 2004 compared to $1,982,000 for the same period in 2003. Revenues for the first six months of fiscal 2003, as explained above, include approximately $1,300,000 in backorders that were filled. In our efforts to conserve cash, we are limiting manufacturing capacity and thereby the amount of Oxyglobin we will be able to sell. As a result, we expect revenues for the fiscal year ending October 31, 2004 to be substantially lower than last fiscal year.

Cost of revenues was $8,409,000 for the first six months of fiscal 2004, compared to $10,821,000 for the same period in 2003. Cost of revenues includes costs of both Oxyglobin and Hemopure, although Hemopure is not currently being sold. Oxyglobin cost of revenues was $2,745,000 for the first six months of fiscal 2004 compared to $3,441,000 in 2002. This decrease is largely due to the decreased number of units sold in the first six months of fiscal 2004 compared to the same period last year. Because of fixed manufacturing costs, the Company expects that costs to produce Oxyglobin will exceed Oxyglobin revenues until the Company more fully utilizes its manufacturing capacity. Hemopure cost of revenues decreased $1,716,000 during the first six months of fiscal 2004 compared to the corresponding period last year primarily due to lower manufacturing costs resulting from the October 2003 workforce and cost reductions.

Research and development expenses include product and process development and engineering, pre-clinical studies, clinical trials and clinical trial materials. Our research and development expenses have continued to be primarily for our one major project—Hemopure development for use in patients undergoing surgery. A breakdown of our research and development expenses by major activity is as follows:

	Six Months Ended
	April 30, 2004		April 30, 2003
		Percent of		Percent of
In thousands	Amount	Total R&D Costs	Amount	Total R&D Costs
BLA Preparation and Support of Review Process	$5,620	87%	$4,724	93%
Phase II European Trial	601	9%	—	—
Other Projects	269	4%	358	7%

Total	$6,490	100%	$5,082	100%

Of the research and development expenses for the first six months of fiscal 2004, $5,620,000 was for BLA support costs and $601,000 was for costs associated with the Phase II clinical trial in Europe explained above. In the corresponding quarter of fiscal 2003, expenditures included $4,724,000 for BLA support costs and the balance for various expenditures not allocable to any major project. Due to the extensive additional information the FDA has requested, the Company expects research and development expenses to continue at a higher rate than experienced last year.

Sales and Marketing expenses consist of Hemopure-related expenses and Oxyglobin-related expenses. Hemopure-related sales and marketing expenses were $1,068,000 for the first six months of fiscal 2004, compared to $1,413,000 for the same period in 2003. This decrease is primarily due to the reduction of marketing and educational activities in fiscal 2004 consistent with the company’s cost-cutting measures. The Company anticipates that Hemopure and Oxyglobin-related sales and marketing expenses will be lower in fiscal 2004 compared to fiscal 2003 because of cost-cutting. Oxyglobin-related sales and marketing expenses were $724,000 for the first six months of fiscal 2004 compared to $1,209,000 for the same period in 2003. This decrease was due to the unusually high volume of Oxyglobin shipments during the first six months of 2003, as mentioned above, and associated commissions and planning activities in Europe.

BIOPURE CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
April 30, 2004
(continued)

General and administrative expenses were $8,031,000 for the first six months of fiscal 2004, compared to $6,253,000 for the same period in 2003. This increase is mostly due to $885,000 in expenses related to severance and other employee related expenses incurred during the period and to a one-time non-cash expense of $500,000, the fair market value of the 350,000 shares of Class A common stock issued to Steelhead Investments Ltd. in connection with the settlement of litigation. Legal fees also increased by $640,000 during the first six months of fiscal 2004 compared to the same period in fiscal 2003. These costs were partially offset by a decrease of $428,000 in consulting fees during the first six months of fiscal 2004 compared to last year.

Liquidity and Capital Resources

At April 30, 2004, we had $11,865,000 in cash and cash equivalents which we believe to be sufficient to fund operations into September 2004 under the Company’s current operating plan. To fund operations through December 31, 2004, we estimate that we will need to raise approximately $7,500,000. We plan to spend up to $150,000 for the remainder of fiscal 2004 on capital projects for our existing facilities. These capital expenditures are included in the cash requirements identified above. Because the Company’s funds on hand at October 31, 2003 and forecast sales were not sufficient to fund our operations into fiscal 2005, the audit report of Ernst & Young LLP, the Company’s independent auditor, on our fiscal 2003 financial statements includes a going concern modification. For us to remain a going concern we will require significant funding.

We expect to continue financing our operations, until we are profitable, through sales of securities, strategic alliances and other financing vehicles, if any, that might become available. The Company is working to identify additional cost reductions. However, there can be no assurance that additional cost reductions will be identified nor that any such additional financing will be available to the Company on terms that it deems acceptable, if at all. If Hemopure were approved by the FDA as a red blood cell replacement, the Company’s revenue will be limited by manufacturing capacity, and the Company does not expect prices for that indication to permit it to become profitable unless it can achieve economies of scale by increasing that capacity. We have not been profitable since inception and had an accumulated deficit of $451,655,000 as of April 30, 2004. We anticipate that we will continue to generate losses for the next several years. Failure to secure additional funding or modification of our clinical plans could trigger impairment of certain long-term assets.

Net cash used in operating activities went down $1,468,000 in the first six months of 2004 compared to the corresponding period last year. Cash provided by inventories increased compared to last year due mostly to lower production during the first six months of fiscal 2004 compared to the same period last year. Cash provided by other current assets, consisting of prepaid expenses, increased by $609,000 due to an increase in insurance premiums paid for in the prior fiscal year and a reduction in consulting agreements and service contracts entered into during the first six months of fiscal 2004 compared to the same period last year. Accrued expenses consumed $1,083,000 more cash during the first six months of 2004 than in 2003 mostly due to severance payments made during the first six months of fiscal 2004.

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

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities,” (“FIN 46” or the “Interpretation”) to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity; in December 2003 FASB issued a revision to FIN 46(FIN46R). Until now, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN No. 46 changes that by requiring a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN No. 46 also requires disclosures about variable interest entities that the company is not required to

BIOPURE CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
April 30, 2004
(continued)

consolidate but in which it has a significant variable interest. FIN 46 is applicable to entities subject to the Interpretation no later than the end of the first reporting period ended after March 15, 2004, and, accordingly, was applicable to the Company as of the end of the quarter ended April 30, 2004. The Company’s adoption of FIN 46, effective April 30, 2004, did not have an impact on the Company’s results of operations or financial position. See Note 6 for additional information.

BIOPURE CORPORATION

April 30, 2004

Item 3. Quantitative and Qualitative Disclosure About Market Risk

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

BIOPURE CORPORATION

April 30, 2004

Item 4. Disclosure Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our interim Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of April 30, 2004. Based on this evaluation, our interim Chief Executive Officer and Chief Financial Officer concluded as of the evaluation date that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting (as defined under Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

BIOPURE CORPORATION

Part II – Other Information
April 30, 2004

Item 1. Legal Proceedings

SEC Investigation. During the fourth quarter of fiscal 2003, the Company was notified of a confidential investigation by the Securities and Exchange Commission (SEC). On December 22, 2003, the Company, its former Chief Executive Officer and its former Senior Vice President, Regulatory and Operations, and on April 29, 2004 the Company’s Chairman, a former director, its Chief Technology Officer and General Counsel received “Wells Notices” from the staff of the SEC stating the staff’s preliminary determination to recommend that the SEC bring a civil injunctive proceeding against the Company and the individuals. Biopure and the individuals are responding in writing to the notices.

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

Litigation.

Biopure, its former Chief Executive Officer, its Chief Technology Officer and its Chief Financial Officer were named as defendants in a number of similar, purported class action complaints, filed between December 30, 2003 and January 28, 2004 (the “complaints”), in the U.S. District Court for the District of Massachusetts (the “Court”) by alleged purchasers of Biopure’s common stock. Those complaints have since been consolidated in a single action. The complaints claim that Biopure violated the federal securities laws by publicly disseminating materially false and misleading statements regarding the status of its biologic license application pending with the U.S. Food and Drug Administration and of its trauma development program, resulting in the artificial inflation of Biopure’s common stock price during the purported class period. The complaints do not specify the amount of alleged damages plaintiffs seek to recover. The complaints set forth varying class periods but generally focus on March 2003 through December 24, 2003. The defendants believe that the complaints are without merit and intend to defend the actions vigorously. At this time, the Company cannot estimate what impact, if any, these cases may have on its financial position or results of operations.

The seven board members of Biopure’s Board of Directors during the period March through December 2003, were named as defendants in two shareholder derivative actions filed on January 26, 2004 and January 29, 2004 in the same Court. The Company is named as a defendant, even though in a derivative action any award is for the benefit of the Company, not individual stockholders. The complaints allege in derivative actions brought by shareholders on behalf of the Company that the individual directors breached fiduciary duties in connection with the same disclosures set forth in the purported securities class action complaints. The complaints do not specify the amount of the alleged damages plaintiffs seek to recover. At this time, the Company cannot estimate what impact, if any, these cases may have on its financial position or results of operations.

As previously disclosed, on or about June 16, 2003, plaintiff Steelhead Investments, Ltd. filed a complaint alleging that the Company breached a contract with the plaintiff. On April 14, 2004, the Company and Steelhead dismissed the litigation with prejudice. The Company issued 350,000 shares of its common stock to a nominee of Steelhead, and the parties to the litigation signed mutual general releases.

BIOPURE CORPORATION

Part II – Other Information
April 30, 2004
(continued)

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a vote of Security Holders

(a)	The Company held its 2004 annual meeting on April 7, 2004.

(b)	Daniel P. Harrington was elected as director at the meeting. The other directors whose terms of office continued after the meeting are David N. Judelson, C. Everett Koop, MD, Carl W. Rausch and Charles A. Sanders, M.D.

(c)	The shares voted were:

	For	Withheld
Daniel P. Harrington	32,704,874	3,740,265

(d)	An amendment to the 2002 Omnibus Securities and Incentive Plan was approved and the shares voted were as follows:

For	Against	Abstain
7,454,627	4,868,285	246,950

(e)	A proposal to approve the Company’s issuance and sale on March 25, 2003, of shares class A common stock and warrants to three of the Company’s directors or their associates was adopted and the shares voted were as follows:

For	Against	Abstain
9,784,158	2,577,965	207,738

There were no broker held nonvoted shares represented at the meeting.

BIOPURE CORPORATION

Part II – Other Information
April 30, 2004
(continued)

Item 5. Other Information

RISK FACTORS

These risks and uncertainties are not the only ones we face. Others that we do not know about now, or that we do not now think are important, may impair our business or the trading price of our securities

Company Risks

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

     We expect our cash position at April 30, 2004 to fund operations into September 2004 per our current operating plan. We are assessing our ability to raise additional capital through equity offerings, strategic alliances and other financing vehicles, but we cannot assure you that sufficient funds will be available to us on terms that we deem acceptable, if they are available at all. The inclusion of a going concern modification in Ernst & Young LLP’s audit opinion may materially and adversely affect our stock price and our ability to raise new capital.

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

     As we continue to analyze our data and respond to the FDA’s complete response letter, we anticipate that we may propose to the FDA one or more additional human clinical trials prior to obtaining initial FDA approval. In determining our clinical trial needs, we expect to evaluate all of our clinical and regulatory options, not just the orthopedic surgical anemia indication, for which the biologics licensing application was filed. We will need additional funding to continue operating until such time, if ever, as the FDA approves the BLA for Hemopure. Even if Hemopure is approved by the FDA, we cannot be profitable until we increase manufacturing capacity, for which we will require funding. We expect our cash position to fund operations into September 2004 per our current operating plan. We require an additional $7,500,000 to fund our planned operations through December 31, 2004.

     If additional financing is not available when needed or is not available on acceptable terms, we may be unable to develop products, build manufacturing capacity or fulfill other important goals. A sustained period in which financing is not available could force us to go out of business.

BIOPURE CORPORATION

Part II – Other Information
April 30, 2004
(continued)

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

If We Fail to Obtain FDA Approval, We Cannot Market Hemopure in the United States

     We will not be able to market Hemopure in the United States unless and until we receive FDA approval. We submitted to the FDA a biologics license application, or BLA, for approval to market Hemopure. On July 30, 2003, the FDA sent us a complete response letter, stating that the agency had completed its review of the BLA and requesting additional information. We are working on our responses to the FDA questions. The questions require considerable data gathering and analysis. We must rely on contractors to complete some of the work. We could be delayed in responding either by the contractors’ failure or inability to complete their tasks when we require or by other unanticipated delays or difficulties. Furthermore, the FDA may find that our responses to the letter and the results of preclinical animal studies the FDA has asked for do not address its safety and efficacy issues adequately. We anticipate that we will require one or more further human clinical trials prior to approval of Hemopure, and as we are considering other indications as possible alternatives to surgery as our first indication, it is possible that such trials and our resubmission to the FDA would be for a different indication from the original filing.. Trials are expensive and time-consuming, as is the FDA review process, and we may not have the financial resources to fund any such trials and our operations until FDA approval. Despite all of our efforts, the FDA could refuse to grant a marketing authorization.

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

We Cannot Expand Indications for Our Products Unless We Receive FDA Approval for Each Proposed Indication

     The FDA requires a separate approval for each proposed indication for the use of Hemopure in the United States. If our BLA is approved, we will be limited in our marketing to the indication as approved. This approval, if and when obtained, could be for a limited market, even more limited than the orthopedic surgery indication we applied for. In order to expand Hemopure’s indications, we will have to design additional clinical trials, submit the trial designs to the FDA for review and complete those trials successfully. The FDA may require a label cautioning against Hemopure’s use for indications for which it has not been approved. We cannot guarantee that the FDA will ever approve Hemopure for any indication.

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

BIOPURE CORPORATION

Part II – Other Information
April 30, 2004
(continued)

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

BIOPURE CORPORATION

Part II – Other Information
April 30, 2004
(continued)

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

We Will Face Risks, Including the Risk of Scale-Up of Our Processes, in Any New Construction, and in Turn Could Encounter Delays, Higher than Usual Rejects, Additional Reviews and Tests of Units Produced and Other Costs Attendant to an Inability to Manufacture Saleable Product

     We believe we will need to construct additional manufacturing facilities to meet annual demand in excess of our current capacity. If Hemopure receives market acceptance, we may experience difficulty manufacturing enough of the product to meet demand. If we cannot manufacture sufficient quantities of Hemopure, we may not be able to operate profitably. In addition, if we cannot fill orders for Hemopure, customers might turn to alternative products and may choose not to use Hemopure even after we have addressed our capacity shortage.

Our Lack of Operating History Makes Evaluating Our Business Difficult

Proceeds from the sales of equity securities, payments to fund our research and development activities, and licensing fees have provided almost all of our funding to date. We have no operating history of selling our products in large quantities upon which to base an evaluation of our business and our prospects. Consequently, we have no experience on which to predict future commercial success.

We Have a History of Losses and Expect Future Losses

     We have had annual losses from operations since our inception in 1984. In the fiscal years ended October 31, 2001, 2002 and 2003, we had losses from operations of $52,957,000, $46,657,000 and $47,312,000, respectively, and we had an accumulated deficit of $451,655,000 as of April 30, 2004. We expect to continue to incur losses from operations until we are able to develop Hemopure commercially and generate a profit. We cannot ensure that we will ever be able to achieve profitable operations.

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

BIOPURE CORPORATION

Part II – Other Information
April 30, 2004
(continued)

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

Replacing Our Sole Source Suppliers for Key Materials Could Result in Unexpected Delays and Expenses

     We obtain some key materials, including membranes and chemicals, and services from sole source suppliers. All of these materials are commercially available elsewhere. If such materials or services were no longer available at a reasonable cost from our existing suppliers, we would need to purchase substitute materials from new suppliers. If we need to locate a new supplier, the substitute or replacement materials or facilities will need to be tested for equivalency. Such equivalency tests could significantly delay development of a product, delay or limit commercial sales of FDA-approved products and cause us to incur additional expense.

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

BIOPURE CORPORATION

Part II – Other Information
April 30, 2004
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

Stringent, Ongoing Government Regulation and Inspection of Our Products Could Lead to Delays in the Manufacture, Marketing and Sale of Our Products

     The FDA continues to review products even after they receive FDA approval. If the FDA approves Hemopure, its manufacture and marketing will be subject to ongoing regulation, including compliance with current good manufacturing practices, adverse event reporting requirements and the FDA’s general prohibitions against promoting products for unapproved or “off-label” uses. We are also subject to inspection and market surveillance by the FDA for compliance with these and other requirements. Any enforcement action resulting from failure, even by inadvertence, to comply with these requirements could affect the manufacture and marketing of Hemopure. In addition, the FDA could withdraw a previously approved product from the market upon receipt of newly discovered information. Furthermore, the FDA could require us to conduct additional, and potentially expensive, studies in areas outside our approved indications.

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

BIOPURE CORPORATION

Part II – Other Information
April 30, 2004
(continued)

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

Investment Risks

If We Sell Additional Shares our Stock Price May Decline Further Potential

     Our cash on hand is estimated to be sufficient to continue operations into September 2004 under our current operating plan. We will need additional funds to operate beyond this point and are assessing our ability to raise capital.

     Any additional sales of shares of our common stock are likely to have a dilutive effect on our existing stockholders. Subsequent sales of these shares in the open market could also have the effect of lowering our stock price, thereby increasing the number of shares we may need to issue in the future to raise the same dollar amount and consequently further diluting our outstanding shares. These future sales could also have an adverse effect on the market price of our shares and could result in additional dilution to the holders of our shares.

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

     If our stock price declines, we may be unable to raise additional capital. A sustained inability to raise capital could force us to go out of business. Significant declines in the price of our common stock could also impair our ability to attract and retain qualified employees, reduce the liquidity of our common stock and result in the delisting of our common stock from The Nasdaq Stock Market.

Potential for Adverse Effect of Litigation

     We received a “Wells Notice” from the Securities and Exchange Commission staff on December 22, 2003, indicating the staff’s preliminary determination to recommend that the SEC bring a civil injunctive proceeding against us. Following our announcement about those notices, a number of class action lawsuits were filed against us. We have responded to the “Wells Notice” in writing, but do not know what action, if any, the SEC staff may finally recommend. We believe the class action lawsuits are without merit, and we will defend against them vigorously. However, the uncertainty about the possible effect of these matters on our financial condition may adversely affect our stock price and our ability to raise capital through equity offerings. Details about the SEC investigation and the class actions are contained in Note 9 to the consolidated financial statements included in this report

BIOPURE CORPORATION

Part II – Other Information
April 30, 2004
(continued)

If Our Stock Price Does Not Increase Our Stock Could Be Delisted from the Nasdaq Stock Market

     If our stock price stays below $1.00 per share for a protracted period of time, the stock could be delisted from the Nasdaq Stock Market. Delisting would further reduce liquidity and eliminate from the market investors that only acquire stock in larger capitalization companies, thereby further depressing the price of our stock.

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

Our Stock Price Has Been and May Continue to Be Highly Volatile, which May Adversely Affect Holders of Our Stock and Our Ability to Raise Capital

     The trading price of our common stock has been and is likely to continue to be extremely volatile. During the period from November 1, 2001 through June 10, 2004, the trading price of our stock has ranged from a low of $0.61 per share (on May 24, 2004) to a high of $20.30 per share (on November 6, 2001). Our stock price and trading volume could be subject to wide fluctuations in response to a variety of factors, including, but not limited to, the following:

•	Failure to identify and hire a permanent Chief Executive Officer or key personnel;

•	An inability to obtain or the perception that we will be unable to obtain adequate financing to fund our operations;

•	FDA action or delays in FDA action on Hemopure or competitors’ products;

•	the outcome of litigation and threatened litigation referred in Item 1 of this report;

•	publicity regarding actual or potential medical results relating to products under development by us or our competitors;

•	actual or potential clinical trial results relating to products under development by us or our competitors;

•	delays in our testing and development schedules;

•	events or announcements relating to our relationships with others, including the status of potential transactions with investors, licensees and other parties;

•	announcements of technological innovations or new products by our competitors.

•	developments or disputes concerning patents or proprietary rights;

•	regulatory developments in the United States and foreign countries;

•	economic and other factors, as well as period-to-period fluctuations in our financial results; and

BIOPURE CORPORATION

Part II – Other Information
April 30, 2004
(continued)

•	market conditions for pharmaceutical and biotechnology stocks;

•	communications from the Nasdaq Stock Market concerning potential delisting

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

A report on Form 8-K was filed on February 20, 2004, to furnish under Item 9 an update on regulatory developments and to furnish under Item 12 the Company’s press release announcing its results of operations for the quarter ended January 31, 2004..

A report on Form 8-K was filed on February 26, 2004, including the Company’s press release, to report under Item 5 the resignation of the Company’s President and Chief Executive Officer.

A report on Form 8-K was filed on February 27, 2004, including the Company’s press release, to furnish under Item 9 its annual shareholder letter.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOPURE CORPORATION
Date: June 14, 2004	By:	/s/ Ronald F. Richards
Ronald F. Richards
Duly authorized officer of the Registrant and Chief Financial Officer

EXHIBIT INDEX

Number	Description
31.1	Certification of Francis H. Murphy pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Ronald F. Richards pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Francis H. Murphy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Ronald F. Richards pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
10.1	Employment Agreement dated as of February 25, 2004 between the Company and Francis H. Murphy