Form 10-K/A
period 2003-10-31
BIOPURE CORP
filed 2004-08-11
CIK 815508

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                   FORM 10-K/A
                                 AMENDMENT NO. 2

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended October 31, 2003

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ____________ to ____________

                        Commission File Number 001-15167

                                 ---------------

                               BIOPURE CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                 ---------------

                DELAWARE                                 04-2836871
      (STATE OR OTHER JURISDICTION          (I.R.S. EMPLOYER IDENTIFICATION NO.)
    OF INCORPORATION OR ORGANIZATION)

     11 HURLEY STREET, CAMBRIDGE, MA                       02141
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 (ZIP CODE)

                                 (617) 234-6500
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                 ---------------

                    SECURITIES REGISTERED PURSUANT TO SECTION
                               12(B) OF THE ACT:

TITLE OF EACH CLASS                   NAME OF EACH EXCHANGE ON WHICH REGISTERED
-------------------                   -----------------------------------------
        None                                       Not applicable

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                 CLASS A COMMON STOCK, PAR VALUE $.01 PER SHARE
                         PREFERRED STOCK PURCHASE RIGHTS
                                (TITLE OF CLASS)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [ ]

Based on assumptions relating to the privately held non-voting Class B Common Stock, the aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant on April 30, 2003 was $110,507,863.

The number of shares outstanding of the registrant's Class A Common Stock was 44,494,050 on January 26, 2004; the number of shares of the Class B Common Stock outstanding as of such date was 117.7; the minimum aggregate number of shares of our Class A common stock issuable upon conversion of our outstanding Class B common stock as of such date was 646,667.

================================================================================

================================================================================



                                EXPLANATORY NOTE

         This Amendment No. 2 on Form 10-K/A is being filed with respect to our Annual Report on Form 10-K for the fiscal year ended October 31, 2003, filed with the Securities and Exchange Commission on January 29, 2004. This Amendment No. 2 is being filed for the purpose of adding Exhibit 23.1 under Item 15(a)(3), which is an additional consent of Ernst & Young LLP, our independent auditors, with respect to our consolidated financial statements for the year ended October 31, 2003. This Amendment No. 2 also corrects Exhibit 3(i) in Item 15(a)(3) so that Exhibit 3(i) is our current restated certificate of incorporation on file with the Secretary of State of the State of Delaware, which restated certificate of incorporation was filed as an exhibit to the Company's Registration Statement on Form S-1/A (File No. 333-30382) filed on February 22, 2000.

         In addition, in connection with the filing of this Amendment No. 2 and pursuant to Rule 12b-15, the Company is including currently dated certifications required by Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

         The remainder of the Form 10-K is unchanged and is not reproduced in this Amendment No. 2. This Amendment No. 2 speaks as of the original filing date of the Form 10-K and does not reflect events occurring after the filing of the original Form 10-K, or modify or update the disclosures therein in any way other than as required to reflect the amendment described above.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a) (1) and (2). The financial statements included in this report are listed on page F-1.

         (a)(3). The exhibits are set forth in the exhibit index. The management contracts, compensatory plans and arrangements filed as exhibits are identified by the letter "M" in the list of exhibits.

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

              The Company furnished a report on Form 8-K on September 15, 2003 to report under Item 12 (Results of Operations and Financial Condition) that, on August 21, 2003, the Company had issued a press release (the "Press Release") announcing its results of operations for the quarter ended July 31, 2003 and had held a related conference call to discuss these results.

              The Company filed a report on Form 8-K on October 30, 2003 to report under Item 5 (Other Events and Required FD Disclosure) that the Company had issued on that day a press release updating its regulatory and operating plans.

         (c) Exhibits are set forth on the following exhibits index. Management contracts, compensatory plans and arrangements are identified in the exhibit index by the letter "M".

         (d) Not applicable.


  EXHIBIT
  NUMBER                                        DESCRIPTION                                       LOCATION
------------ ------------------------------------------------------------------------------------ -----------
     3(i)    Restated Certificate of Incorporation of Biopure                                        (12)

    3(ii)    By-laws of Biopure, as amended                                                          (3)

      4.1    Form of Stock Purchase Warrant                                                          (10)

      4.2    Form of Placement Agent's Warrant                                                       (10)

     10.1    Lease Agreement dated as of December 24, 2002, between Biopure and Sumter Realty        (2)
             Group, LLC

     10.2    Agreement between Biopure and Moyer Packing Company dated October 21, 1994              (3)

     10.3    Agency Agreement between Biopure and The Butler Company dated March 29, 1999            (3)

   M 10.4    Amended and Restated 2002 Omnibus Securities and Incentive Plan                         (10)

   M 10.5    Agreement concerning sale of common stock, dated August 27, 2003 between the            (11)
             Company and Carl W. Rausch

   M 10.6    Amended and Restated Stock Purchase Agreement between Biopure and Maria Gawryl          (1)
             dated as of May 1, 1999

   M 10.7    Employment Agreement dated as of June 25, 2002 between Biopure and Thomas A. Moore      (8)





     10.8    Lease Agreement dated October 12, 1990, between Biopure and Tarvis Realty Trust         (3)

     10.9    Sublease between Cendant Operations, Inc. and Biopure Corporation dated June 20,        (9)
             2001

    10.10    License Agreement for Waste Disposal System between Moyer Packing Company and           (9)
             Biopure Corporation dated June 12, 2001

    10.11    Lease Agreement dated August 29, 1994, between Biopure and Eleven Hurley Street         (3)
             Associates

    10.12    Lease Agreement dated May 10, 1994, between Biopure and Tarvis Realty Trust             (3)

    10.13    Lease Agreement dated August 23, 1994, between Biopure and Tarvis Realty Trust          (3)

  M 10.14    Option dated as of June 25, 2002, in favor of Thomas A. Moore                           (8)

  M 10.15    Employment Agreement with Carl Rausch dated as of July 29, 2002                         (8)

  M 10.16    Promissory Note dated July 29, 2002 from Carl Rausch                                    (8)

    10.17    Letter from Thomas A. Moore, dated August 4, 2003 concerning Lock-up of Securities      (11)

  M 10.18    Agreement re loan dated July 29, 2002 between the Company and Carl Rausch               (8)

    10.19    Employment Agreement dated as of February 12, 2003, between the Company and Ronald      (6)
             F. Richards

  M 10.20    Deferred Compensation Agreement dated July 29, 2002 between Biopure and Carl Rausch     (8)

    10.21    Employment Agreement Concerning Protection of Company Property and the Arbitration      (3)
             of Legal Disputes

    10.22    Rights Agreement between Biopure and American Stock Transfer & Trust Company dated      (4)
             September 24, 1999

    10.23    First Amendment to Lease between Sumter Realty Group, LLC, and the Company, dated       (5)
             as of February 24, 2003

    10.24    License Agreement for Spur Facility between Moyer Packing Company and Biopure           (9)
             Corporation dated June 12, 2001

    10.25    Assignment and Assumption of Deed of Easement between Moyer Packing Company and         (9)
             Biopure Corporation dated June 12, 2001

    10.26    Distribution Agreement between the Company and Network Healthcare Holdings Limited      (7)

    10.27    Amendment to Distribution Agreement between the Company, Network Healthcare             (7)
             Holdings Limited and Tshepo Pharmaceuticals (Pty) Limited

    10.28    Letter Agreement between the Company and Network Healthcare Holdings Limited            (7)

    10.29    Letter Agreement between the Company and Scanix Six (Pty) Ltd.                          (7)

    10.30    Letter from David N. Judelson, dated August 4, 2003 concerning Lock-up of               (11)
             Securities

    10.31    Letter from Charles A. Sanders, M.D., dated August 1, 2003 concerning Lock-up of        (11)
             Securities

    10.32    Letter from C. Everett Koop M.D., dated August 1, 2003 concerning Lock-up of            (11)
             Securities

       23    Consent of Independent Auditors                                                          *

     23.1    Consent of Independent Auditors

     31.1    Certification of Zafiris G. Zafirelis pursuant to Section 302 of the
             Sarbanes-Oxley Act of 2002




     31.2    Certification of Francis H. Murphy pursuant to Section 302 of the Sarbanes-Oxley
             Act of 2002

     32.1    Certification of Zafiris G. Zafirelis pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     32.2    Certification of Francis H. Murphy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

-----------------------------------------------------------------------------------------------


*      Previously filed

(1) Previously filed as an exhibit to the Company's report on Form 10-K for the year ended October 31, 2000 and incorporated herein by reference thereto.

(2) Previously filed as an exhibit to the Company's report on Form 10-K for the year ended October 31, 2002 and incorporated herein by reference thereto.

(3) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (File No. 333-78829) and incorporated herein by reference thereto.

(4) Previously filed as an exhibit to the Company's Report on Form 8-A dated November 4, 1999 and incorporated herein by reference thereto.

(5) Previously filed as an exhibit to the Company's report on Form 8-K dated March 13, 2003 and incorporated herein by reference thereto.

(6) Previously filed as an exhibit to the Company's report on Form 10-Q for the quarter ended January 31, 2003 and incorporated herein by reference thereto.

(7) Previously filed as an exhibit to the Company's report on Form 10-Q for the quarter ended April 30, 2001 and incorporated herein by reference thereto.

(8) Previously filed as an exhibit to the Company's report on Form 10-Q for the quarter ended July 31, 2002 and incorporated herein by reference thereto.

(9) Previously filed as an exhibit to the Company's report on Form 10-Q for the quarter ended July 31, 2001 and incorporated herein by reference thereto.

(10) Previously filed as an exhibit to the Company's report on Form 10-Q for the quarter ended April 30, 2003 and incorporated herein by reference thereto.

(11) Previously filed as an exhibit to the Company's report on Form 10-Q for the quarter ended July 31, 2003 and incorporated herein by reference thereto.

(12) Previously filed as an exhibit to the Company's Registration Statement on Form S-1/A (File No. 333-30382) filed on February 22, 2000 and incorporated herein by reference thereto.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           BIOPURE CORPORATION

                                           By: /s/ Francis H. Murphy
                                           -----------------------------------
                                           Name: Francis H. Murphy
                                           Title: Chief Financial Officer


Date: August 11, 2004