Form 10-Q
period 2004-07-31
BIOPURE CORP
filed 2004-09-13
CIK 815508

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [   ] No

The number of shares outstanding of each of the issuer’s classes of common stock as of September 10, 2004 was:

Class A Common Stock, $.01 par value	48,573,521
Class B Common Stock, $1.00 par value	117.7

BIOPURE CORPORATION

     Biopure®, Hemopure® and Oxyglobin® are registered trademarks of Biopure Corporation.

Part I

Item 1

BIOPURE CORPORATION

Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	July 31, 2004	October 31, 2003
Assets:
Current assets:
Cash and cash equivalents	$4,025	$26,862
Accounts receivable, net	204	762
Inventories	7,264	8,985
Other current assets	554	1,233

Total current assets	12,047	37,842
Property, plant and equipment, net	32,916	36,861
Other assets	902	10,922

Total assets	$45,865	$85,625

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$259	$1,159
Accrued expenses	3,522	6,100

Total current liabilities	3,781	7,259
Long-term debt	—	9,847
Deferred compensation	121	142

Total long-term liabilities	121	9,989
Stockholders’ equity:
Preferred stock, $0.01 par value, 30,000,000 shares authorized, no shares outstanding	—	—
Common stock:
Class A, $0.01 par value, 100,000,000 shares authorized, 48,573,521 shares outstanding at July 31, 2004 and 44,494,050 at October 31, 2003	486	445
Class B, $1.00 par value, 179 shares authorized, 117.7 shares outstanding	—	—
Capital in excess of par value	478,209	472,287
Contributed capital	24,574	24,574
Notes receivable	(257)	(256)
Accumulated deficit	(461,049)	(428,673)

Total stockholders’ equity	41,963	68,377

Total liabilities and stockholders’ equity	$45,865	$85,625

Note: The balance sheet at October 31, 2003 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes.

BIOPURE CORPORATION

Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 31, 2004	July 31, 2003	July 31, 2004	July 31, 2003
Revenues:
Oxyglobin	$333	$885	$1,976	$2,867

Total revenues	333	885	1,976	2,867
Cost of revenues	3,726	4,608	12,978	15,429

Gross loss	(3,393)	3,723	(11,002)	12,562
Operating expenses:
Research and development	2,505	2,380	7,901	7,462
Sales and marketing	321	1,969	2,113	4,591
General and administrative	3,207	3,342	11,489	9,595

Total operating Expenses	6,033	7,691	21,503	21,648

Loss from operations	(9,426)	(11,414)	(32,505)	(34,210)
Other income, net	32	108	129	170

Net loss	$(9,394)	$(11,306)	$(32,376)	$(34,040)

Per share data:
Basic and diluted net loss per common share	$(0.19)	$(0.28)	$(0.69)	$(0.98)

Weighted-average shares used in computing basic and diluted net loss per common share	48,542	39,887	46,786	34,605

See accompanying notes.

BIOPURE CORPORATION

Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	July 31, 2004	July 31, 2003
Operating activities:
Net loss	$(32,376)	$(34,040)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,191	3,992
Equity compensation	37	244
Deferred compensation	(21)	(42)
Accrued interest on stockholders’ notes receivable	(1)	(1)
Non-cash charges related to issuance of stock	967	—
Changes in assets and liabilities:
Accounts receivable	558	(460)
Inventories	1,721	(1,145)
Other current assets	679	51
Accounts payable	(900)	(1,209)
Accrued expenses	(2,579)	550

Net cash used in operating activities	(27,724)	(32,060)
Investing activities:
Purchases of property, plant and equipment	(204)	(2,092)
Escrow for South Carolina plant	153	—
Other assets	(22)	(25)

Net cash used in investing activities	(73)	(2,117)
Financing activities:
Net proceeds from sales of common stock	4,960	43,858
Proceeds from exercise of options and warrants	—	450

Net cash provided by financing activities	4,960	44,308
Net decrease in cash and cash equivalents	(22,837)	10,131
Cash and cash equivalents at beginning of period	26,862	19,710

Cash and cash equivalents at end of period	$4,025	$29,841

See accompanying notes.

BIOPURE CORPORATION

Notes to Condensed Consolidated Financial Statements
July 31, 2004
(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended July 31, 2004 are not necessarily indicative of the results that may be expected for the year ending October 31, 2004; however, the Company expects to incur a substantial loss for the year ended October 31, 2004.

The presentation of the unaudited condensed consolidated financial statements contained in the Company’s earnings release for the third fiscal quarter of 2004 (filed as an exhibit to the Company’s report on Form 8-K of August 18, 2004) contained prior period reclassifications affecting cost of revenues, research and development expenses and general and administrative expenses with consequent changes in gross loss and total operating expenses but not affecting net loss. Subsequent to filing the Form 8-K, the reclassifications were determined to be unnecessary. The unaudited condensed consolidated financial statements in this report contain no reclassifications of prior period amounts.

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Biopure Netherlands, BV, Biopure South Africa, Ltd., Reperfusion Systems Incorporated, DeNovo Technologies Corporation and Biopure Overseas Holding Company, and NeuroBlok Incorporated, a 60% owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended October 31, 2003 filed with the SEC on January 30, 2004.

The Company has financed operations from inception primarily through sales of equity securities, development and license agreement payments, interest income and debt. The Company has not been profitable since inception and had an accumulated deficit of $461,049,000 as of July 31, 2004. At July 31, 2004, the Company had $4,025,000 in cash and cash equivalents (not including accounts receivable from the U.S. Army of approximately $2.5 million) and total current liabilities of approximately $3.8 million (not including approximately $1.6 million annual premium payable for renewal of director and officer insurance). The Company expects its cash and cash equivalents on hand at July 31, 2004, and the approximately $2.5 million received on September 8, 2004 from the U.S. Army, will be sufficient to fund operations under the Company’s current operating plan into October 2004. To continue to operate, the Company will require significant additional funding. The Company expects to incur additional operating losses over the next several years while seeking regulatory approvals, conducting clinical trials and pre-marketing or marketing Hemopure in South Africa. The Company is assessing opportunities to raise capital, and expects to continue financing operations through sales of securities, strategic alliances and other financing vehicles, if any, that might become available. There can be no assurance that any such additional financing will be available to the Company on terms that it deems acceptable, if at all. Failure to timely obtain additional funding could force the Company to go out of business and/or file for bankruptcy protection.

2. Net Loss per Share

Basic net loss per common share is computed based on the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is computed based upon the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of the Company’s common stock equivalents, including the shares issuable upon the conversion of Class B Common Stock outstanding and the exercise of common stock options and warrants determined based upon the average market price of common stock for the period. However, basic and diluted net loss per common share is computed the same for all periods presented as the Company had losses for all periods presented and, consequently, the effect of Class B Common Stock, options and warrants is anti-dilutive. Dilutive weighted average shares outstanding do not include 11,955,710 common-equivalent shares for the three and nine months ended July 31, 2004 and 9,489,138 common-equivalent shares for the three and nine months ended July 31, 2003 as their effect would have been anti-dilutive.

BIOPURE CORPORATION
Notes to Condensed Consolidated Financial Statements
July 31, 2004
(Unaudited)
(Continued)

3. Stock Based Compensation

The Company applies the intrinsic value method pursuant to Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, in accounting for its stock-based compensation plans. Accordingly, no compensation expense has been recognized for stock-based awards to employees. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123” (SFAS No. 148). Had compensation expense for the Company’s stock option plans been determined based on the fair value at the grant date for awards under these plans, consistent with the methodology prescribed under SFAS No. 148, the Company’s net loss and net loss per share would have approximated the pro forma amounts indicated below:

	Three Months Ended		Nine Months Ended
	July 31,	July 31,	July 31,	July 31,
In thousands (except per share data)	2004	2003	2004	2003
Net loss, as reported	$(9,394)	$(11,306)	$(32,376)	$(34,040)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(308)	(1,121)	(899)	(3,296)

Pro forma net loss	$(9,702)	$(12,427)	$(33,275)	$(37,336)

Net loss per share:
Basic and diluted — as reported	$(0.19)	$(0.28)	$(0.69)	$(0.98)

Basic and diluted — pro forma	$(0.20)	$(0.31)	$(0.71)	$(1.08)

The weighted average fair value of each stock option included in the preceding pro forma amounts was estimated using the Black-Scholes option-pricing model and is amortized over the vesting period of the underlying options. The assumptions used to calculate the SFAS No. 148 pro forma disclosure and the weighted average information are as follows:

	Three Months Ended		Nine Months Ended
	July 31,	July 31,	July 31,	July 31,
	2004	2003	2004	2003
Risk-free interest rate	3.12%	4.70%	3.18%	4.68%
Expected dividend yield	—	—	—	—
Expected lives	5 years	7 years	5 years	7 years
Expected volatility	82%	80%	82%	80%

BIOPURE CORPORATION
Notes to Condensed Consolidated Financial Statements
July 31, 2004
(Unaudited)
(Continued)

4. Inventories

Inventories are valued at the lower of cost (determined using the first-in, first-out method) or market. Inventories were as follows:

In thousands	July 31, 2004	October 31, 2003
Raw materials	$742	$1,270
Work-in-process	379	885
Finished goods-Oxyglobin	1,521	1,937
Finished goods-Hemopure	4,622	4,893

	$7,264	$8,985

5. Accrued Expenses and Cost Reduction Plan

Accrued expenses consisted of the following:

In thousands	July 31, 2004	October 31, 2003
Accrued payroll and related employee expenses	$261	$487
Accrued vacation	417	629
Accrued legal and audit fees	556	451
Accrued health and dental premiums	340	340
Financing fees	537	537
South Carolina project	—	650
Accrued severance	325	875
Other	1,086	2,131

	$3,522	$6,100

On June 23, 2004 the Company announced a restructuring plan which included the termination of 25 employees. Almost half of the employees terminated were from the Company’s manufacturing division and the remainder were from the research and development, sales and marketing and administration departments. During the third fiscal quarter ended July 31, 2004, in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” the Company recorded within General and Administrative expense a charge of $584,000 related to this reduction in force. The charge primarily represented severance costs and fees for outplacement services. Through July 31, 2004, the Company paid $403,000 for costs related to this reduction in force and, as a result, had an accrual of $181,000 at July 31, 2004. It is anticipated that these costs will be paid by the end of the first fiscal quarter of 2005.

At the beginning of the third fiscal quarter of fiscal 2004, the Company had an accrual of $578,000 for costs related to the reduction in force announced on February 19, 2004, which became effective on April 23, 2004. During the third quarter of fiscal 2004, the Company paid $434,000 in severance costs and fees for outplacement services relating to this reduction in force. At July 31, 2004, the Company had a remaining accrual of $144,000 relating to this workforce reduction which is expected to be paid in its entirety during the fourth fiscal quarter of 2004.

At October 31, 2003, the Company had an accrual of $875,000 for costs related to the reduction in force announced on October 30, 2003. During the first six months of fiscal 2004, the Company paid $723,000 in severance costs and fees for outplacement services which represented the entire cash payments made pursuant to this reduction in force. The reduction in expected expenses was due to lower than anticipated costs for outplacement services. The remaining accrual of $152,000 was recorded as a credit to General and Administrative expenses during the second fiscal quarter ended April 30, 2004.

BIOPURE CORPORATION
Notes to Condensed Consolidated Financial Statements
July 31, 2004
(Unaudited)
(Continued)

6. Commitments

In July 1994, the Company acquired a 50% general partnership interest in Eleven Hurley Street Associates (EHSA), a real estate partnership, which owns the Company’s principal office and research and development facility. The Company accounts for its investment in EHSA under the equity method of accounting. In the event EHSA became insolvent or was unable to pay its obligations, the Company, as one of the general partners, could be liable for all partnership obligations to the extent partnership assets are not sufficient to satisfy such obligations. EHSA’s liabilities as of July 31, 2004 consist of a promissory note to a bank with a principal balance of $1,075,570. The note accrues interest at 8.63% and matures on January 30, 2006. As of July 31, 2004, the maximum potential amount of future payments under the note would be $1,204,000. The note is secured by the office and research and development facility which the Company believes has fair value sufficient to satisfy the current promissory note balance. Biopure currently leases this facility from EHSA for $262,000 annually under an operating lease expiring in December 2007 that is included as an operating lease commitment in our Annual Report on Form 10-K/A for the fiscal year ended October 31, 2003.

Sumter Realty

In December 2001, the Company signed an amended letter of intent with Sumter Realty Group, LLC for the construction and financing of a manufacturing plant in Sumter, South Carolina, which is designed to produce 500,000 Hemopure units per year and expected to cost approximately $120,000,000. Under the letter of intent the financing would be in the form of a capital lease.

In fiscal 2001, Biopure recorded on its balance sheet as a deposit a $10 million escrow of cash and began investing in the design and engineering of the proposed new manufacturing facility to be located in Sumter, S.C. Under the letter of intent with Sumter Realty Group, LLC, Biopure was to be reimbursed for up to $10 million upon FDA approval of Hemopure. As funds were invested the deposit remained at $10 million and Biopure recorded a fixed asset representing the investment and long-term debt of an equal amount representing the expected capital lease obligation if financing was obtained. However, Sumter Realty Group’s inability to obtain financing for the proposed facility, the lack of FDA approval of the Company’s previously submitted biologics license application (BLA) for Hemopure in an orthopedic surgery indication and Biopure’s new clinical focus on the development of Hemopure for a cardiac ischemia indication and a trauma indication have delayed the need for increased manufacturing capacity and make the terms of any future plant financing uncertain. These changes in circumstances have caused the Company to conclude that it could no longer expect to execute a financing agreement whereby the Company would finance 100% of the facility, or that the $10 million would be refundable. Therefore, the $10 million deposit and offsetting long-term debt of approximately $9.8 million have been eliminated.

Biopure had invested approximately $14.3 million in the proposed new South Carolina manufacturing facility before work on the plant design and engineering was suspended. This expenditure is recorded as a fixed asset and, beginning in the third fiscal quarter of 2004, is being depreciated to account for the probability that portions of the design may need to be re-engineered as time elapses and technology changes.

The Company has examined its long-lived assets for potential impairment, with a particular emphasis on the asset related to the planned South Carolina manufacturing facility. As part of the review, the Company considered its lack of financing for this facility to date, the potential timing of construction activities, the extent to which the asset is site specific, and the Company’s ongoing plan to ultimately build a new facility in South Carolina. Based upon this analysis, the Company determined that, while the delays in obtaining financing for this facility, delays in obtaining FDA approval for Hemopure and a change in the Company’s clinical focus are significant and therefore indicators of potential impairment, the sales resulting from an approval of Hemopure in a cardiac indication, if obtained, would, in the

BIOPURE CORPORATION
Notes to Condensed Consolidated Financial Statements
July 31, 2004
(Unaudited)
(Continued)

Company’s view, ultimately exceed its current manufacturing capability. Based upon FAS 146, using an estimated undiscounted cash flow of the proposed facility, the Company believes that, if it obtains FDA approval of Hemopure for a cardiac ischemia indication, its plan for the South Carolina manufacturing facility should still be viable, it should be able to finance the proposed facility in the future on commercially reasonable terms and it should be able to generate sufficient positive future cash flows to recover the Company’s investment in the facility. Therefore, the Company has determined that no impairment exists at July 31, 2004. Modification of the Company’s clinical plans could, however, trigger impairment of certain long-term assets.

Research Agreement(1)

In March 2003, the Company entered into a Cooperative Research and Development Agreement (CRADA) with the United States Naval Medical Research Center (NMRC). Under the CRADA, as amended, the Naval Medical Research Center has primary responsibility for designing, seeking FDA acceptance of and conducting a planned two-stage Phase II/III clinical trial of Hemopure in trauma patients with severe hemorrhagic shock (acute blood loss) in the out-of-hospital setting. Each of Biopure and the NMRC is expected to fund the activities for which it is responsible. The Company believes that all or most of its costs could be covered by government funding. On August 5, 2004, President Bush signed the FY2005 Defense Appropriations Bill, which includes $7 million for the U.S. Navy to continue research and development of Hemopure for potential use in military and civilian trauma indications. To date, Congress has appropriated a total of $18.5 million to the U.S. Army and Navy for the development of Hemopure for potential use in military and civilian trauma indications and to cover some military administrative costs. Of this amount, approximately $5 million is being administered by the Army to fund key ongoing preclinical animal studies of Hemopure and to help fund the Company’s obligations under the CRADA.(2) Currently, the NMRC is addressing FDA questions arising from a pre-investigational new drug (IND) meeting with the FDA held in April 2004 to discuss a proposed two-stage Phase II/III trauma trial protocol entitled “Restore Effective Survival in Shock (RESUS)”.

7. Subsequent Events

On September 8, 2004, the Company received payment of approximately $2.5 million from the U.S. Military for reimbursement of expenses and pre-payment of clinical trial samples related to the Hemopure trauma development program described in Note 6 under “Research Agreement”.

8. Recently Issued Accounting Standards

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities,” (“FIN 46” or the “Interpretation”) to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity and, in December 2003, FASB issued a revision to FIN 46(FIN46R). Prior to FIN 46, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN No. 46 changes that by requiring a variable interest entity, as defined, to be consolidated by a company if that company is subject to a

(1)	The content of this document does not necessarily reflect the position or the policy of the U.S. Government or the Department of Defense, and no official endorsement should be inferred. Completion of the proposed RESUS clinical trial of Hemopure by the U.S. Military in trauma is contingent upon further government funding.

(2)	$5,102,900 is from Grant DAMD17-02-1-0697. The U.S. Army Medical Research Acquisition Activity, 820 Chandler Street, Fort Detrick MD 21702-5014 is the awarding and administering acquisition office.

BIOPURE CORPORATION
Notes to Condensed Consolidated Financial Statements
July 31, 2004
(Unaudited)
(Continued)

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

9. Litigation

SEC Investigation.

During the fourth quarter of fiscal 2003, the Company was notified of a confidential investigation by the Securities and Exchange Commission (SEC). On December 22, 2003, the Company, its former Chief Executive Officer and its former Senior Vice President, Regulatory and Operations, and on April 29, 2004 the Company’s Chairman, a former director, its Chief Technology Officer and General Counsel each received “Wells Notices” from the staff of the SEC stating the Staff’s preliminary determination to recommend that the SEC bring a civil injunctive proceeding against the Company and the individuals. Biopure and the individuals have each responded in writing to the notices and explained why the SEC ought not to initiate a proceeding. To our knowledge, no formal recommendation has been made to date and we do not know what action, if any, the SEC staff may finally recommend.

Biopure believes the notices relate to Company disclosures concerning communications with the FDA about a clinical hold imposed on a proposed clinical trial protocol the Company submitted to the agency in March 2003 and about the status of the Company’s BLA to market Hemopure in the United States for the treatment of acutely anemic patients undergoing orthopedic surgery. In March 2003, the Company filed a proposed protocol for a Phase II clinical trial in trauma patients in a hospital setting. The FDA put the protocol and its related investigational new drug (IND) application on “clinical hold,” meaning the trial could not begin as proposed. The FDA cited safety concerns based on, among other things, a preliminary review of data from the Company’s Phase III clinical trial in patients undergoing orthopedic surgery. After the Company responded in two written submissions, the clinical hold was reasserted twice in writing. The Company did not disclose the clinical hold because it did not consider, and does not consider, correspondence with the agency about data interpretation in the development of a proposed protocol to be material, notwithstanding the references to data in the BLA. The Staff’s investigation also concerns the Company’s disclosures concerning the FDA’s review of the BLA, after the Company’s receipt of the FDA’s letter regarding the BLA dated July 30, 2003. The Company has been cooperating throughout the investigation with the SEC Staff. At this time, the Company cannot estimate the extent of the impact this inquiry may have on its financial position or results of operations.

Litigation.

Biopure, its former Chief Executive Officer, its Chief Technology Officer and its former Chief Financial Officer were named as defendants in a number of similar, purported class action complaints, filed between December 30, 2003 and January 28, 2004 (the “complaints”), in the U.S. District Court for the District of Massachusetts (the “Court”) by alleged purchasers of Biopure’s common stock. Those complaints have since been consolidated in a single action and an amended complaint has been filed against the Company, the previously named individuals and several of our current and former directors and officers. The complaint claims that Biopure violated the federal securities laws by publicly disseminating materially false and misleading statements regarding the status of its Hemopure BLA with the FDA and of its trauma development program, resulting in the artificial inflation of Biopure’s common stock price during the purported class period. The complaint

BIOPURE CORPORATION
Notes to Condensed Consolidated Financial Statements
July 31, 2004
(Unaudited)
(Continued)

does not specify the amount of alleged damages plaintiffs seek to recover. The complaint sets forth a class period of March 2003 through December 24, 2003. The defendants believe that the complaint is without merit and intend to defend the actions vigorously. At this time, the Company cannot estimate what impact these cases may have on its financial position or results of operations.

The seven members of Biopure’s Board of Directors during the period March through December 2003, were named as defendants in two shareholder derivative actions filed on January 26, 2004 and January 29, 2004 in the same Court. A consolidated, amended complaint has now been filed. The Company is named as a defendant, even though in a derivative action any award is for the benefit of the Company, not individual stockholders. The consolidated, amended complaint alleges that the individual directors breached fiduciary duties in connection with the same disclosures referenced in the purported securities class action. The complaint does not specify the amount of the alleged damages plaintiffs seek to recover. At this time, the Company cannot estimate what impact, if any, these cases may have on its financial position or results of operations. A different shareholder also made demand on the Company’s directors on June 30, 2004 that they pursue similar claims on behalf of the Company, which the Board is addressing.

Part I

Item 2

BIOPURE CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
July 31, 2004

Cautionary Statement Regarding Forward-Looking Information

The following discussion of our financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and the related Notes included elsewhere in this report. The content of this report does not necessarily reflect the position or the policy of the Government or the Department of Defense, and no official endorsement should be inferred. Except for strictly historical information contained herein, matters discussed in this report constitute forward-looking statements. When used herein, the words “expects,” “estimates,” “intends,” “plans,” “should,” “anticipates” and similar expressions are intended to identify such forward-looking statements. Actual results could differ materially from those set forth in the forward-looking statements. Forward-looking statements include those that imply that the Company will be able to commercially develop Hemopure, that in pursuing the cardiovascular and trauma indications the Company will be able to successfully address the safety and other questions of the FDA arising out of its previously submitted BLA for an orthopedic surgery indication, that the Company’s expectations regarding the NMRC assuming and carrying out primary responsibility for conducting a two-stage Phase II/III clinical trial in the out-of-hospital setting will be met, that the Company will be able to obtain regulatory approvals required for the marketing and sale of Hemopure or any other product in a major market, that anticipated milestones will be met in the expected timetable, that any pre-clinical or clinical trials will be successful, that Hemopure, if it receives regulatory approval, will attain market acceptance and be manufactured and sold in the quantities anticipated or that the Company will be able to stabilize and enhance its financial position. Actual results may differ materially from those set forth in the forward-looking statements due to risks and uncertainties that exist in the Company’s operations and business environment. These risks include, without limitation, uncertainties concerning the Company’s ability to complete its proposed offering or future offerings, the availability of sufficient financing to continue operations, changes in the Company’s limited manufacturing capability, marketing, market acceptance and competition and the other factors identified under “Risk Factors” in this report. All forward-looking statements included or incorporated by reference in the report are based on information available to the Company on the date such statements were made. In light of the substantial risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this report should not be regarded as representations by the Company that the objectives or plans of the Company will be achieved. The Company undertakes no obligation to update any forward-looking statement or to release publicly the results of revisions to any forward-looking statements to reflect events or circumstances after the date hereof. Reference is made in particular to the risk factors in Part II and the discussions set forth below in this report under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Overview

On June 23, 2004, the Company announced that its board of directors had appointed Zafiris G. Zafirelis as the new president and chief executive officer and a board member, restructured the executive management team, eliminated an additional 25 positions to further reduce costs, and decided upon a change in corporate strategy to focus on the development of Hemopure for a cardiovascular disease indication, while also supporting our collaborative research and development agreement with the U.S. Naval Medical Research Center for a potential trauma indication. To facilitate this transition, Zafirelis has formed an interim operating team that includes several experienced senior advisors and has established a Medical Advisory Board of six persons with specialties in cardiovascular research, interventional cardiology and cardiac care.

As described in Note 7 to the financial statements, on September 8, 2004 the Company received approximately $2.5 million from the U.S. Military. We believe that these funds, together with the Company’s cash on hand at July 31, 2004, will be sufficient to fund operations into October 2004.

Part I

Item 2

BIOPURE CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
July 31, 2004

Significant additional capital will be required to fund our operations until such time, if ever, that the Company becomes profitable. We intend to seek additional capital through sales of equity securities, strategic alliances and/or other financing vehicles, if any, that might become available, including potential corporate collaborations for sharing development and commercialization costs. We also plan to continue to aggressively manage expenses. Since September 2003, we have reduced our workforce by more than two-thirds, from 246 employees at September 30, 2003 to 70 employees at July 31, 2004, and have significantly decreased marketing and manufacturing-related expenditures and deferred capital expenditures.

We expect that our activities and expenditures for the next seven months will be associated primarily with developing Hemopure for a cardiovascular disease indication and for a trauma indication, replying to the FDA’s safety and certain other questions, in particular those related to our strategic focus on cardiovascular and trauma indications that arise out of our previously-filed BLA to market Hemopure in the United States for an orthopedic surgery indication, conducting preclinical animal studies, and maintaining some manufacturing capability.

In June 2004, we received notice from the Nasdaq National Market (Nasdaq NM) that the daily minimum bid price of our Class A common stock fell, and remained below, $1.00 for 30 consecutive business days. As a result, we are out of compliance with the $1.00 minimum bid price for continued inclusion of our Class A common stock in the Nasdaq NM. We have 180 calendar days (until December 14, 2004) to regain compliance, and we will have an additional 180 calendar days, if at December 14, 2004 we meet the initial listing criteria for the Nasdaq NM other than the bid price requirement. We may not be able to regain compliance with the minimum bid price requirement of the Nasdaq NM. If we are unable to regain compliance within the required period, and are further unable to meet the criteria for initial inclusion on the Nasdaq NM through other measures to increase our per share bid price, our Class A common stock may be delisted from the Nasdaq NM.

A number of factors pose uncertainties in estimating the amount of funds we may need to sustain operations, including:

•	The process of obtaining FDA marketing approval of Hemopure has risks of delays that make the ultimate development cost unpredictable. We are hopeful that we can respond to all issues the FDA has raised to date regarding our previously filed BLA for Hemopure for an orthopedic surgery indication, but since it is likely that we will need to conduct one or more additional human clinical trials, including a Phase III trial, before the FDA will consider approving Hemopure for any indication, we are evaluating all of our clinical and regulatory options. To that end, we are in the early stages of clinical development of Hemopure for indications in both trauma and cardiology. In Europe, a 45-patient Phase II clinical trial, assessing the safety of Hemopure in patients undergoing coronary angioplasty, has reached approximately 45 percent enrollment. In South Africa, a 50-patient Phase II clinical trial, assessing the safety and tolerability of Hemopure in a hospital setting for emergency treatment of unstable patients who have significant blood loss as a result of blunt or penetrating trauma, has commenced enrollment.

•	Although Hemopure is already approved for commercial sale in South Africa for the treatment of acutely anemic surgery patients, the product has not yet been offered for sale in South Africa. Since we obtained marketing approval for Hemopure in South Africa clinicians have treated more than 330 patients in South Africa with Hemopure units that we previously provided without charge. We gave notice to our exclusive distributor in South Africa that we were terminating our distribution agreement according to its terms. We cannot predict when our first sales of Hemopure might occur in South Africa.

•	As described in Note 9 to the financial statements, Biopure is a defendant in litigation, the outcomes of which are unknown. It is also the subject of an investigation by the Securities and Exchange Commission and has received a “Wells Notice” from the Commission staff. The outcomes and financial effects of these matters cannot be determined at this time, nor can any adverse effect they may have on the price of our common stock and our ability to raise capital from sales of equity or otherwise.

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
July 31, 2004
(Continued)

The following critical accounting policies are considered most significant:

Inventories

Inventories are stated at the lower of cost (determined using the first-in, first-out method) or market. Inventories consist of raw material, work-in-process and Hemopure and Oxyglobin finished goods. Both Oxyglobin and Hemopure have a shelf life of 3 years from the date of manufacture. Finished goods inventories are reviewed periodically to identify expired units and units with a remaining life too short to be commercially viable based on projected and historical sales activity. Finished goods inventories, including Oxyglobin and Hemopure, are also reviewed against sales forecasts, including anticipated sales of Hemopure to the NMRC for their use in the proposed RESUS trial and forecasts of Hemopure sales in South Africa, to determine if amounts in inventory exceed expected demand or if they are planned to be used in Company sponsored clinical trials. Inventories are also subject to quality compliance investigations. Reserves are established for inventory based on these reviews and investigations. The value of finished goods inventories on our financial statements reflect the standard cost of our product, net of these reserves. If our sales activity is significantly less than anticipated or quality compliance testing results in the rejection of inventory, then we may incur significant inventory write-downs, resulting in charges to cost of revenues in such period.

Long-Lived Assets

SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Our investments in property and equipment, such as construction in progress and new facility construction; real property license rights related to the source, supply and initial processing of our major raw material; and the asset related to the expenditures for a planned manufacturing facility in South Carolina are the principal long-lived assets that could be subject to such a review. Pursuant to SFAS 144, during the third quarter we assessed our long-lived assets for potential impairment, with a particular emphasis on the asset related to the planned South Carolina manufacturing facility. As part of the review, the Company considered its lack of financing for this facility to date, the potential timing of construction activities, the extent to which the asset is site specific, and the Company’s ongoing plan to ultimately build a new facility in South Carolina. Based upon this analysis, the Company determined that, while the delays in obtaining financing for this facility, delays in obtaining FDA approval for Hemopure and a change in the Company’s clinical focus are significant and therefore indicators of potential impairment, the sales resulting from an approval of Hemopure in a cardiac indication, if obtained, would, in the Company’s view, ultimately exceed its current manufacturing capability. Based upon FAS 146, using an estimated undiscounted cash flow of the proposed facility, the Company believes that, if it obtains FDA approval of Hemopure for a cardiac ischemia indication, its plan for the South Carolina manufacturing facility should still be viable, it should be able to finance the proposed facility in the future on commercially reasonable terms and it should be able to generate sufficient positive future cash flows to recover the Company’s investment in the facility. Therefore, the Company has determined that no impairment exists at July 31, 2004. However, should there be a change in circumstances with respect to the South Carolina manufacturing facility or other long-lived assets, such changes may result in our recording significant impairment charges in the future.

Revenue Recognition

The Company recognizes revenue from sales of Oxyglobin upon shipment, provided that there is evidence of a final arrangement, there are no uncertainties surrounding acceptance, collectibility is probable and the price is fixed. The Company sells Oxyglobin directly to veterinarians in the United States. The Company sells Oxyglobin to a distributor in the United Kingdom that sells the product in selected European countries through local veterinary distributors in Germany, France and the UK. Collectibility is reasonably assured once pricing arrangements are established, as these agreements establish the distributor’s intent to pay. The Company’s customers do not have a right to return product. The Company monitors creditworthiness on a regular basis and believes collectibility of product revenues is reasonably assured at the time of sale. Although Hemopure is already approved for commercial sale in South Africa for the treatment of acutely anemic surgery patients, the product has not yet been offered for sale in South Africa. Until substantial transactions have occurred and circumstances of distribution, storage and dispensing at medical facilities are experienced, revenues from Hemopure that is sold for clinical use in South Africa or for use in third party sponsored clinical trials will not be recognized until the units are actually used.

BIOPURE CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
July 31, 2004
(Continued)

Research and Development

Since its founding in 1984, Biopure has been primarily a research and development company focused on developing and obtaining U.S. regulatory approval of Hemopure, our oxygen therapeutic under development for human use. Our research and development expenses have been for basic research, product development, process development, pre-clinical studies, clinical trials and filing with the FDA a Hemopure BLA for an orthopedic surgery indication. In addition, our development expenses historically have included the design, construction, validation and maintenance of a large-scale pilot manufacturing plant in Cambridge, Massachusetts. The existing pilot plant was completed in 1995, expanded in 1998 and expanded again in 2002.

Such a facility is a necessary part of developing a product like Hemopure. Hemopure is classified by the FDA as a biologic, because it is derived from animal-source material. Unlike drugs that are chemical compounds, biologics are defined by their manufacturing process and composition. Any change in the manufacturing process could be considered, under FDA regulations, to produce an altered, possibly different product. Therefore, demonstration of manufacturing capability at greater than laboratory scale is necessary for an application for regulatory approval of a biologic to be accepted for review. This requirement results in high manufacturing research and development costs in the development of a biologic compared to other types of drugs.

The only product made in our plant prior to 1998 was product for use in pre-clinical and clinical trials. As an offshoot of the research and development for Hemopure, Oxyglobin, a similar product, gained FDA approval for veterinary use in 1998. This product was then produced for sale in the pilot manufacturing plant built and maintained for the development of Hemopure. Consequently, costs of production of Oxyglobin for sale and an allocation of overhead based on capacity used for Oxyglobin are charged to inventory and to cost of revenues. The remaining costs of the pilot plant continued to be included in research and development expenses through May 2002.

Beginning in May 2002, when we began to make Hemopure for sale under our regulatory approval in South Africa, the primary function of the pilot plant changed from support of the development of Hemopure to production of goods for sale. Since then, all costs of maintaining and operating the pilot plant have been charged to inventory and cost of revenues. Any actual future use of the facility for research and development activities will be expensed. In addition, we have fully reserved for any clinical trial material units planned for use in Company-sponsored projects.

BIOPURE CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
July 31, 2004
(Continued)

Results of Operations

As the Company generates net losses, the key drivers of the losses are cost of revenues, research and development and other expenses consisting of sales and marketing and general and administrative. For the three and nine month periods ended July 31, 2004 and 2003, these items were as follows:

	Three Months Ended					Nine Months Ended
	July 31, 2004		July 31, 2003		July 31, 2004		July 31, 2003
		Percent		Percent		Percent		Percent
		of		of		of		of
		Total		Total		Total		Total
	Amount	Costs	Amount	Costs	Amount	Costs	Amount	Costs
Revenues	$333		$885		$1,976		$2,867

Cost of Revenues
Oxyglobin	710	7%	1,692	14%	3,455	10%	5,133	14%
Hemopure	3,016	31%	2,916	24%	9,523	28%	10,296	28%

Total Cost of Revenues	3,726	38%	4,608	38%	12,978	38%	15,429	42%
Research and Development	2,505	26%	2,380	19%	7,901	23%	7,462	20%
Sales and Marketing
Oxyglobin	53	—	632	5%	777	2%	1,841	5%
Hemopure	268	3%	1,337	11%	1,336	4%	2,750	7%

Total Sales and Marketing	321	3%	1,969	16%	2,113	6%	4,591	12%
General and Administrative	3,207	33%	3,342	27%	11,489	33%	9,595	26%

Total Costs	$9,759	100%	$12,299	100%	$34,481	100%	$37,077	100%

The presentation of the unaudited condensed consolidated financial statements contained in the Company’s earnings release for the third fiscal quarter of 2004 (filed as an exhibit to the Company’s report on Form 8-K of August 18, 2004) contained prior period reclassifications affecting cost of revenues, research and development expenses and general and administrative expenses with consequent changes in gross loss and total operating expenses but not affecting net loss. Subsequent to filing the Form 8-K, the reclassifications were determined to be unnecessary. The unaudited condensed consolidated financial statements in this report contain no reclassifications of prior period amounts.

Three months ended July 31, 2004 compared to three months ended July 31, 2003

Total revenues, consisting almost entirely of sales of the Company’s veterinary product Oxyglobin, were $333,000 for the third quarter of fiscal 2004 compared to $885,000 for the same period in 2003. Due to fixed manufacturing costs, Biopure expects that costs to produce Oxyglobin will continue to exceed Oxyglobin revenues and result in losses unless and until the Company is in a position to fully utilize its manufacturing capacity by generating substantial sales of Hemopure, our product under development for human use. To reduce losses, the Company implemented workforce and cost reductions that took effect in October 2003 and in April and June 2004, significantly reduced sales, marketing and manufacturing expenditures, and is limiting Oxyglobin sales. As a result, Biopure expects substantially lower product sales for the foreseeable future than it had in fiscal 2003.

Cost of revenues was $3,726,000 for the third quarter of fiscal 2004, compared to $4,608,000 for the same period in 2003. Cost of revenues includes costs of both Oxyglobin and Hemopure, the Company’s product for human use, although Hemopure is not currently being offered for sale. Oxyglobin cost of revenues was $710,000 for the third quarter of fiscal 2004 compared to $1,692,000 for the same period in 2003. The decrease was primarily due to decreased production and the decreased number of Oxyglobin units sold in the third quarter of fiscal 2004. Hemopure cost of revenues, consisting of the allocation of unabsorbed fixed manufacturing costs, was $3,016,000 for the third quarter of fiscal 2004 compared to $2,916,000 for the same period in 2003. Even though overall manufacturing costs decreased compared to last year, Hemopure cost of revenues was higher. More costs were charged to cost of revenues, rather than inventory, because of lower production levels compared to last year.

Research and development expenses include engineering, pre-clinical studies, clinical trials and clinical trial materials. Our research and development expenses have, to date, been primarily for Hemopure development for use in patients undergoing surgery.

In late June 2004 the Company announced that its board of directors had determined to change the Company’s corporate strategy to focus on the clinical development of Hemopure as an oxygen therapeutic for potential applications in cardiac disease, while also continuing, under our agreement with the Naval Medical Research Center, the development of Hemopure for use in trauma patients. The Company has prioritized its efforts in responding to the FDA questions and requests for additional information arising out of our previously submitted Hemopure BLA for an orthopedic surgery indication to those that will support the cardiovascular and trauma projects. We account for the efforts in responding to the FDA questions and requests for additional information as an R&D project not allocable directly to either the cardiovascular or trauma projects.

BIOPURE CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
July 31, 2004
(Continued)

A breakdown of our research and development expenses by major activity is as follows:

	Three Months Ended
	July 31, 2004		July 31, 2003
		Percent of		Percent of
In thousands	Amount	Total R&D Costs	Amount	Total R&D Costs
Support of BLA Review Process	$1,775	71%	$2,170	91%
Phase II European Trial (Cardiovascular project)	341	14%	64	3%
Trauma Project	327	13%	81	3%
Other Projects	62	2%	65	3%

Total	$2,505	100%	$2,380	100%

Surgery/BLA Project

The completed Phase III Hemopure orthopedic surgery trial cost approximately $37,000,000 over the four years from protocol development to the final report on July 26, 2002. These trial costs include costs incurred at 46 hospitals, trial site monitoring, data management, regulatory consulting, statistical analysis, medical writing and clinical materials and supplies, as well as Company personnel engaged in these activities. Costs incurred in submitting the Hemopure BLA for an orthopedic surgery indication include Company personnel and payments to third parties for manufacturing process documentation, medical consultants, regulatory consultants, integrating the safety and efficacy databases for all clinical trials and pre-clinical studies. Research and development expenses continue to include amounts for support of the BLA review process, including responding to FDA inquiries. The FDA letter of July 30, 2003 consisted of questions and requests for extensive additional information. In addition, during a meeting with the FDA on January 6, 2004 regarding the BLA, the FDA said that it would also require the results of three animal preclinical studies previously requested for the trauma program to be submitted for its review of the BLA and to allow the Company to conduct additional human clinical trials in the orthopedic or any other indication. The three preclinical animal studies are currently underway. Subsequent to the January meeting, the FDA requested a fourth preclinical study which is required only if the Company pursues an indication in medical procedures, in a hospital setting, with a high risk of uncontrolled hemorrhage. As described above, although our primary strategic focus is now the development of Hemopure for cardiac disease and trauma indications, we may, in the future as resources allow, continue to pursue the indication in orthopedic surgery, and/or pursue other potential indications where blood is the standard of care.

Cardiovascular and Trauma Projects

Both the cardiovascular and the trauma projects are in early stages (i.e., safety clinical trials and preclinical animal studies). Total cardiovascular expenditures of $1,182,000, as of July 31, 2004, consist of the costs of preparing and carrying out the ongoing Phase II clinical trial in Europe. Total trauma expenditures of $720,000. as of July 31, 2004, consist of preparation costs primarily associated with protocol and study design. The costs of any additional clinical trials and preclinical studies that might be necessary cannot be estimated at the present time. If additional trials or preclinical studies are required, it cannot yet be determined when they will be completed, if at all. The risks and uncertainties associated with the early stage of planning and execution of these projects, include among other things, uncertainties about results that at any time could require us to abandon or greatly modify either project. Accordingly, we cannot estimate the period in which material net cash inflows for either of these two projects might commence, and we do not anticipate the possibility of obtaining marketing approval earlier than 2006.

Of the research and development expenses for the third quarter of fiscal 2004, $1,775,000 was for BLA support costs, $341,000 for costs associated with the Phase II clinical trial in Europe and $327,000 for costs associated with the Trauma project, including costs for the Phase II clinical trial in South Africa, explained above. In the corresponding quarter of fiscal 2003, expenditures included $2,170,000 for BLA support costs, $64,000 for the Phase II clinical trial in Europe and $81,000 for Trauma project costs. Due to the extensive additional information the FDA has requested in connection with the Company’s previously submitted BLA for Hemopure for an orthopedic surgery indication, the Company expects research and development expenses in fiscal 2004 to continue at a higher rate than experienced last year.

BIOPURE CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
July 31, 2004
(Continued)

Sales and marketing expenses consist of Hemopure-related expenses and Oxyglobin-related expenses. Hemopure-related sales and marketing expenses were $268,000 for the third quarter of fiscal 2004, compared to $1,337,000 for the same period in 2003. Oxyglobin-related sales and marketing expenses were $53,000 for the third quarter of fiscal 2004 compared to $632,000 for the same period in 2003. These decreases are primarily due to the reduction of marketing and educational activities in fiscal 2004 consistent with the Company’s cost-cutting measures. Past Hemopure marketing activities were primarily related to market research and medical education activities. The Company expects both Hemopure and Oxyglobin sales and marketing expenses to be significantly lower in fiscal 2004 compared to fiscal 2003. Marketing expenses in South Africa have also been reduced from the prior year.

General and administrative expenses were $3,207,000 for the third quarter of fiscal 2004, compared to $3,342,000 for the same period in 2003. This decrease is mostly due to a $344,000 reduction in consulting expenses and a $159,000 reduction in financing fees compared to last year partially offset by a $308,000 increase in legal fees. Employee related expenses, including salaries, incentives, recruiting and relocation were lower compared to last year but were offset by $575,000 in severance costs related to the June 23, 2004 workforce reduction.

Nine months ended July 31, 2004 compared to nine months ended July 31, 2003

Total revenues were $1,976,000 for the first nine months of fiscal 2004 compared to $2,867,000 for the same period in 2003. Due to fixed manufacturing costs, Biopure expects that costs to produce Oxyglobin will continue to exceed Oxyglobin revenues and result in losses unless and until the Company is in a position to fully utilize its manufacturing capacity by generating substantial sales of Hemopure, its product under development for human use. Revenues for the first nine months of fiscal 2003 include approximately $1,300,000 in backorders, the result of a temporary shutdown of production during the expansion of the Company’s manufacturing facility in 2002, that were filled. In our efforts to conserve cash, we are limiting manufacturing capacity and thus the amount of Oxyglobin we will be able to sell. As a result, we expect revenues for the fiscal year ending October 31, 2004 to be substantially lower than last fiscal year.

Cost of revenues was $12,978,000 for the first nine months of fiscal 2004, compared to $15,429,000 for the same period in 2003. Cost of revenues includes costs of both Oxyglobin and Hemopure, although Hemopure is not currently being sold. Oxyglobin cost of revenues was $3,455,000 for the first nine months of fiscal 2004 compared to $5,133,000 in 2003. This decrease is largely due to decreased production and the decreased number of units sold in the first nine months of fiscal 2004 compared to the same period last year. Hemopure cost of revenues decreased $773,000 during the first nine months of fiscal 2004 compared to the corresponding period last year primarily due to lower manufacturing costs resulting from the workforce and cost reductions.

Research and development expenses include engineering, pre-clinical studies, clinical trials and clinical trial materials. Our research and development expenses have, to date, been primarily for Hemopure development for use in patients undergoing surgery.

BIOPURE CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
July 31, 2004
(Continued)

A breakdown of our research and development expenses by major activity is as follows:

	Nine Months Ended
	July 31, 2004		July 31, 2003
		Percent of		Percent of
In thousands	Amount	Total R&D Costs	Amount	Total R&D Costs
Support of BLA Review Process	$6,301	80%	$6,898	93%
Phase II European Trial (Cardiovascular project)	942	12%	111	1%
Trauma Project	494	6%	141	2%
Other Projects	164	2%	312	4%

Total	$7,901	100%	$7,462	100%

Of the research and development expenses for the first nine months of fiscal 2004, $6,301,000 was for BLA support costs, $942,000 was for costs associated with the Phase II clinical trial in Europe and $494,000 was for costs associated with the Trauma project, including costs for the Phase II clinical trial in South Africa, explained above. In the corresponding period of fiscal 2003, expenditures included $6,898,000 for BLA support costs, $111,000 and $141,000, respectively, for costs associated with the European trial and the trauma project. The balance of expenses was for various expenditures not allocable to any major project. Due to the extensive additional information the FDA has requested in connection with the Company’s previously filed Hemopure BLA for an orthopedic surgery indication, the Company expects research and development expenses to continue at a higher rate than experienced last year.

Sales and marketing expenses consist of Hemopure-related expenses and Oxyglobin-related expenses. Hemopure-related sales and marketing expenses were $1,336,000 for the first nine months of fiscal 2004, compared to $2,750,000 for the same period in 2003. Oxyglobin-related sales and marketing expenses were $777,000 for the first nine months of fiscal 2004 compared to $1,841,000 for the same period in 2003. These decreases are primarily due to the reduction of marketing and educational activities in fiscal 2004 consistent with the Company’s cost-cutting measures. The Company expects both Hemopure and Oxyglobin sales and marketing expenses to be significantly lower in fiscal 2004 compared to fiscal 2003.

General and administrative expenses were $11,489,000 for the first nine months of fiscal 2004, compared to $9,595,000 for the same period in 2003. This increase is mostly due to $1,326,000 in severance costs incurred during the period, a $948,000 increase in legal fees compared to the same period last year and an increase in financing fees of $411,000 primarily consisting of a one-time, non-cash expense related to the settlement of litigation with Steelhead Investments, Ltd. These costs were partially offset by a $561,000 decrease in consulting fees and a $372,000 reduction in salaries during the first nine months of fiscal 2004 compared to last year.

Liquidity and Capital Resources

At July 31, 2004, we had $4,025,000 in cash and cash equivalents. We believe our cash and cash equivalents at July 31, 2004, together with approximately $2.5 million received on September 8, 2004 from the U.S. Army, will be sufficient to fund operations under the Company’s current operating plan into October 2004.

The Company expects to continue financing our operations, until such time, if ever, that it becomes profitable, through sales of securities, strategic alliances and other financing vehicles, if any, that might become available, including potential corporate collaborations for sharing development and commercialization costs. For the Company to continue to operate we require significant additional funding. To fund operations into February, the Company expects it will need to raise approximately $8,000,000. The Company is currently in the process of trying to raise funds in an offering of its Class A common stock and warrants to purchase its Class A common stock. Even if the Company is

BIOPURE CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
July 31, 2004
(Continued)

successful in raising net proceeds of approximately $8,000,000 in this offering, the Company expects that it will need to raise significant additional funding before February 2005 in order to be able to continue to operate thereafter. The Company may raise substantially less than $8,000,000 in net proceeds, if any, in this offering; and the smaller the net proceeds from this offering, the shorter the time period during which the proceeds of this offering will support the Company’s operations. The Company cannot assure you that sufficient funds will be available to it in the current offering or subsequently, if they are available at all, to enable it to continue to operate and avoid bankruptcy. As well, the Company will need to obtain stockholder approval before its 2005 annual meeting to increase its authorized common stock to raise funds through additional common stock offerings and, under the Nasdaq Stock Market’s Marketplace rules, to obtain stockholder approval for any issuance of additional equity securities that would comprise more than 20 percent of the Company’s total shares of common stock outstanding at such time. The Company cannot assure you that it will be successful in obtaining any required stockholder approval.

The Company’s funds on hand at October 31, 2003 and forecast sales were not sufficient to fund our operations into fiscal 2005 and, accordingly, the audit report of Ernst & Young, LLP, the Company’s independent auditor, on our fiscal 2003 financial statements includes a going concern modification. We expect that the audit report of our independent auditor on our consolidated financial statements for fiscal 2004 will also include a going concern modification. The inclusion of this modification may materially and adversely affect our ability to raise new capital.

If Hemopure were approved by the FDA, the Company’s revenue will be limited by manufacturing capacity unless it can achieve economies of scale by constructing new manufacturing capacity. The Company has not been profitable since inception and had an accumulated deficit of $461,049,000 as of July 31, 2004. The Company anticipates that it will continue to generate losses for the next several years. Failure to secure additional funding or modification of our clinical plans also could trigger impairment of certain long-term assets.

Net cash used in operating activities decreased $4,336,000 in the first nine months of 2004 compared to the corresponding period last year. Cash provided by inventories increased by $2,866,000 compared to last year due mostly to lower production during the first nine months of fiscal 2004 compared to the same period last year. Cash provided by accounts receivable increased by $1,018,000 compared to last year because the Company is now selling most of its product directly to the end customer, rather than distributors, who are required to pay at the time of purchase and the Company is no longer extending credit to customers. Non-cash charges related to issuance of stock in 2004 resulted from settlements. Cash provided by other current assets, consisting of prepaid expenses, increased by $628,000 due to an increase in insurance premiums paid for in the prior fiscal year. Accrued expenses consumed $3,129,000 more cash during the first nine months of 2004 than in 2003 mostly due to payments made to consultants no longer retained by the Company and severance payments, including accrued vacation, made during the first nine months of fiscal 2004.

Recently Issued Accounting Standards

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities,” (“FIN 46” or the “Interpretation”) to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity and in December 2003 FASB issued a revision to FIN 46(FIN46R). Prior to FIN 46, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN No. 46 changes that by requiring a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN No. 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. FIN 46 is applicable to entities subject to the Interpretation no later than the end of the first reporting period ended after March 15, 2004, and, accordingly, was applicable to the Company as of the end of the quarter ended April 30, 2004. The Company’s adoption of FIN 46, effective April 30, 2004, did not have an impact on the Company’s results of operations or financial position. See Note 6 for additional information.

BIOPURE CORPORATION

July 31, 2004

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

July 31, 2004

Item 4. Disclosure Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of July 31, 2004. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the evaluation date that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting (as defined under Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

BIOPURE CORPORATION

Part II – Other Information
July 31, 2004
(Continued)

Item 1. Legal Proceedings

SEC Investigation

During the fourth quarter of fiscal 2003, the Company was notified of a confidential investigation by the Securities and Exchange Commission (SEC). On December 22, 2003, the Company, its former Chief Executive Officer and its former Senior Vice President, Regulatory and Operations, and on April 29, 2004 the Company’s Chairman, a former director, its Chief Technology Officer and General Counsel each received “Wells Notices” from the staff of the SEC stating the Staff’s preliminary determination to recommend that the SEC bring a civil injunctive proceeding against the Company and the individuals. Biopure and the individuals have each responded in writing to the notices and explained why the SEC ought not to initiate a proceeding. To our knowledge, no formal recommendation has been made to date and we do not know what action, if any, the SEC staff may finally recommend.

Biopure believes the notices relate to Company disclosures concerning communications with the FDA about a clinical hold imposed on a proposed clinical trial protocol the Company submitted to the agency in March 2003 and about the status of the Company’s BLA to market Hemopure in the United States for the treatment of acutely anemic patients undergoing orthopedic surgery. In March 2003, the Company filed a proposed protocol for a Phase II clinical trial in trauma patients in a hospital setting. The FDA put the protocol and its related investigational new drug (IND) application on “clinical hold,” meaning the trial could not begin as proposed. The FDA cited safety concerns based on, among other things, a preliminary review of data from the Company’s Phase III clinical trial in patients undergoing orthopedic surgery. After the Company responded in two written submissions, the clinical hold was reasserted twice in writing. The Company did not disclose the clinical hold because it did not consider, and does not consider, correspondence with the agency about data interpretation in the development of a proposed protocol to be material, notwithstanding the references to data in the BLA. The Staff’s investigation also concerns the Company’s disclosures concerning the FDA’s review of the BLA, after the Company’s receipt of the FDA’s letter regarding the BLA dated July 30, 2003. The Company has been cooperating throughout the investigation with the SEC Staff. At this time, the Company cannot estimate the extent of the impact this inquiry may have on its financial position or results of operations.

Litigation.

Biopure, its former Chief Executive Officer, its Chief Technology Officer and its former Chief Financial Officer were named as defendants in a number of similar, purported class action complaints, filed between December 30, 2003 and January 28, 2004 (the “complaints”), in the U.S. District Court for the District of Massachusetts (the “Court”) by alleged purchasers of Biopure’s common stock. Those complaints have since been consolidated in a single action and an amended complaint has been filed against the Company, the previously named individuals and several of our current and former directors and officer. The complaint claims that Biopure violated the federal securities laws by publicly disseminating materially false and misleading statements regarding the status of its Hemopure BLA with the FDA and of its trauma development program, resulting in the artificial inflation of Biopure’s common stock price during the purported class period. The complaint does not specify the amount of alleged damages plaintiffs seek to recover. The complaint sets forth a class period of March 2003 through December 24, 2003. The defendants believe that the complaint is without merit and intend to defend the actions vigorously. At this time, the Company cannot estimate what impact these cases may have on its financial position or results of operations.

The seven members of Biopure’s Board of Directors during the period March through December 2003, were named as defendants in two shareholder derivative actions filed on January 26, 2004 and January 29, 2004 in the same Court. A consolidated, amended complaint has now been filed. The Company is named as a defendant, even though in a derivative action any award is for the benefit of the Company, not individual stockholders. The consolidated, amended complaint alleges that the individual directors breached fiduciary duties in connection

BIOPURE CORPORATION

Part II – Other Information
July 31, 2004
(Continued)

with the same disclosures referenced in the purported securities class action. The complaint does not specify the amount of the alleged damages plaintiffs seek to recover. At this time, the Company cannot estimate what impact, if any, these cases may have on its financial position or results of operations. A different shareholder also made demand on the Company’s directors on June 30, 2004 that they pursue similar claims on behalf of the Company, which the Board is addressing.

BIOPURE CORPORATION

Part II – Other Information
July 31, 2004
(continued)

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a vote of Security Holders

None

BIOPURE CORPORATION

Part II – Other Information
July 31, 2004
(continued)

Item 5. Other Information

The risks and uncertainties described below are not the only ones we face. Others that we do not know about now, or that we do not now believe are important or material, may also impair our business, financial condition or results of operations or the trading price of our securities.

Company Risks

We have a history of losses and expect future losses.

We have had annual losses from operations since our inception in 1984. In the fiscal years ended October 31, 2001, 2002 and 2003, we had losses from operations of $52,957,000, $46,657,000 and $47,312,000, respectively. We had a loss from operations of $32,505,000 in the nine-month period ended July 31, 2004, and we had an accumulated deficit of $461,049,000 as of July 31, 2004. We anticipate that we will continue to generate losses for the next several years. We cannot ensure that we will ever be able to achieve profitable operations even if Hemopure were to be approved by the FDA or the analogous European regulatory authorities.

We require significant funding in the near term, in order to continue to operate. We will require stockholder approval to increase our authorized common stock prior to our 2005 annual meeting in order to raise funds to continue to operate.

For us to continue to operate we require significant additional funding. To fund operations into February, we expect we will need to raise approximately $8,000,000. We are currently in the process of trying to raise funds in an offering of our Class A common stock and warrants to purchase our Class A common stock. Even if we are successful in raising net proceeds in this offering of $8,000,000, we expect that we will need to raise significant additional funding before February 2005 in order to be able to continue to operate thereafter. The Company may raise substantially less than $8,000,000 in net proceeds, if any, in this offering, and the smaller the net proceeds from this offering, the shorter the time period during which the proceeds of this offering will support our operations. We cannot assure you that sufficient funds will be available to us in the current offering or subsequently, if they are available at all, to enable us to continue to operate and avoid bankruptcy.

In addition, we will need to obtain stockholder approval before our 2005 annual meeting to increase our authorized common stock to raise funds through additional common stock offerings and, under the Nasdaq Stock Market’s Marketplace rules, to obtain stockholder approval for any issuance of additional equity securities that would comprise more than 20 percent of our total shares of common stock outstanding at such time. We currently have an exemption from the stockholder approval requirement of Nasdaq Stock Market’s Marketplace rules only for one transaction made on specified terms. We cannot assure you that we will be successful in obtaining any required stockholder approval.

Our auditors have modified their report on our most recently completed fiscal year with respect to our ability to continue as a going concern. We expect that the audit report of our independent auditor on our consolidated financial statements for fiscal 2004 will include a going concern modification, which may adversely affect our ability to raise new capital.

Our funds on hand and forecast sales at October 31, 2003 were not sufficient to fund our operations through the third quarter of fiscal 2004 and, as a result, the audit report of Ernst & Young LLP, our independent auditor, on our fiscal 2003 consolidated financial statements includes a going concern modification. This modification states that “the Company’s recurring losses from operations and the current lack of sufficient funds to sustain its operations through the third quarter of fiscal 2004 raise substantial doubt about its ability to continue as a going concern.”

BIOPURE CORPORATION

Part II – Other Information
July 31, 2004
(continued)

For us to remain a going concern we require significant funding. We cannot assure you that sufficient funds will be available us on terms that we deem acceptable, if they are available at all, to enable us to continue as a going concern. We expect that the audit report of our independent auditor on our consolidated financial statements for fiscal 2004 will include a going concern modification. The inclusion of a going concern modification in Ernst & Young LLP’s audit opinion may materially and adversely affect our stock price and our ability to raise new capital.

Our consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have not made any adjustments to our consolidated financial statements as a result of the going concern modification to the report of our independent auditor. If we became unable to continue as a going concern, we would have to liquidate our assets and we might receive significantly less than the values at which they are carried on our consolidated financial statements. Any shortfall in the proceeds from the liquidation of our assets would directly reduce the amounts, if any, that holders of our common stock could receive in liquidation.

Failure to raise additional funds will adversely affect the development, manufacture and sale of our product.

The development and regulatory processes for seeking and obtaining approval to market Hemopure in the United States and the European Union have been and will continue to be costly. We will require substantial working capital to develop, manufacture and sell Hemopure and to finance our operations until such time, if ever, as we can generate positive cash flow. We will also require substantial additional funding to continue working on questions raised by the FDA arising out of our previously-submitted BLA for an orthopedic surgery indication and to conduct additional human clinical trials for Hemopure. If Hemopure is approved by the FDA or the analogous European regulatory authorities, we expect that we will need to increase our manufacturing capacity, for which we will require significant additional funding. If additional financing is not available when needed or is not available on acceptable terms, we may be unable to successfully develop or commercialize Hemopure or to continue to operate. A sustained period in which financing is not available could force us to go out of business and/or to file for bankruptcy protection.

If we cannot hire the personnel we need, both our costs and our ability to conduct operations may be adversely affected.

We have recently appointed a new president and chief executive officer and formed an interim operating team, which includes our CEO and outside consultants, to assist us in our clinical, regulatory and operations functions. Thus, we currently rely to a significant extent on outside consultants for several key positions, which may be a less cost-effective alternative than hiring employees for these positions. We expect that, in the future, we will need to recruit and retain personnel for several important positions. To the extent that our ability to fund future operations depends on raising additional capital, our ability to recruit qualified personnel may be adversely affected.

We may fail to obtain FDA approval for Hemopure, in which event we cannot market Hemopure in the United States.

We will not be able to market Hemopure in the United States unless and until we receive FDA approval. In pursuing both the cardiac and trauma indications for Hemopure, as a prerequisite to further clinical trials for Hemopure sponsored by us in the United States, we intend to continue to address, and will seek to respond as soon as practicable to, the FDA’s safety and other questions arising out of our previously-submitted BLA for an orthopedic surgery indication. Addressing these questions requires considerable data gathering and analysis. We must rely on contractors to complete some of the work. We have been delayed, and could be further delayed, in responding either by the contractors’ failure or inability to timely complete their tasks or by other unanticipated delays or difficulties. For example, one of the four preclinical studies we are addressing was delayed by the unavailability of the investigator. Accordingly, we cannot assure investors as to if or when we will be able to respond fully to all of these questions. Furthermore, the FDA may find that our responses do not adequately address its questions and that the results of pre-clinical animal studies the FDA has asked for do not adequately address its concerns.

BIOPURE CORPORATION

Part II – Other Information
July 31, 2004
(continued)

Moreover, even if we adequately address the FDA’s questions, we will need to obtain FDA approval for, and complete, human clinical trials to obtain FDA marketing authorization for Hemopure for the cardiac and trauma indications, and most likely to obtain FDA approval for the orthopedic surgery indication proposed in our previously-submitted BLA. In the case of the cardiovascular indication, because it would be a new indication for Hemopure, we will most likely need to file with the FDA an investigational new drug application, or IND, and may only commence human clinical trials for this indication if we are able to satisfy any objections the FDA raises. Accordingly, we cannot assure investors if or when we will be able to commence a U.S. clinical trial of Hemopure for a cardiac indication, or that we will be able to conduct or satisfactorily conclude additional clinical trials required to obtain FDA marketing authorization for this indication. In the case of the trauma indication the NMRC is taking primary responsibility for designing and seeking FDA acceptance of a two-stage Phase II/III clinical protocol for trauma in the out-of-hospital setting, and is expected to be principally responsible for conducting the trial. The FDA may delay or withhold such acceptance, or if it grants such acceptance and the trial is commenced and concluded, the results of the trial may not support marketing authorization of Hemopure for the proposed trauma indication. Similarly, in the case of our previously-submitted BLA for the orthopedic surgery indication, we would most likely be required to conduct additional clinical trials, the design of which would be subject to FDA review, and the results of such trials may not support marketing authorization.

In addition, future governmental action or existing or changes in FDA policies or precedents may result in delays or rejection of an application for marketing approval. The FDA has considerable discretion in determining whether to grant marketing approval for a drug, and may delay or deny approval even in circumstances where the applicant’s clinical trials have proceeded in compliance with FDA procedures and regulations and have met the established end points of the trials. Despite all of our efforts, the FDA could refuse to grant marketing authorization for Hemopure. Challenges to FDA determinations are generally time consuming and costly, and rarely succeed. We can give no assurance that we will obtain FDA marketing authorization for Hemopure in any indication.

If we fail to obtain regulatory approvals in foreign jurisdictions, we will not be able to market Hemopure abroad.

We also intend to seek to market Hemopure in international markets, including the European Union. Whether or not FDA marketing authorization has been obtained, we must obtain separate regulatory approvals in order to market our products in the European Union and many other foreign jurisdictions. The regulatory approval processes differ among these jurisdictions, and the time needed to secure marketing approvals may be longer than that required for FDA approval. These applications may require the completion of additional pre-clinical and clinical studies and disclosure of information relating to manufacturing and controls. Approval in any one jurisdiction does not ensure approval in a different jurisdiction. As a result, obtaining foreign approvals will require additional expenditures and significant amounts of time. We can give no assurance that we will obtain marketing authorization for Hemopure in any foreign jurisdiction other than South Africa.

Clinical trials are extremely costly and subject to numerous risks and uncertainties.

To gain regulatory approval from the FDA and analogous European regulatory authorities for the commercial sale of any product, including Hemopure, we must demonstrate in clinical trials, and satisfy the FDA and foreign regulatory authorities as to, the safety and efficacy of the product. Clinical trials are expensive and time-consuming, as is the regulatory review process. Clinical trials are also subject to numerous risks and uncertainties not within our control. For example, data we obtain from pre-clinical and clinical studies are susceptible to varying interpretations that could impede regulatory approval. Further, some patients in our clinical trials may have a high risk of death, age-related disease or other adverse medical events that may not be related to our product. These events may affect the statistical analysis of the safety and efficacy of our product. If we obtain marketing authorization for a product, the authorization will be limited to the indication for which our clinical trials have demonstrated the product is safe and effective.

BIOPURE CORPORATION

Part II – Other Information
July 31, 2004
(continued)

In addition, many factors could delay or result in termination of ongoing or future clinical trials. Results from ongoing or completed pre-clinical or clinical studies or analyses could raise concerns over the safety or efficacy of a product candidate. For example, in April, 2003, the FDA placed our proposed Phase II clinical trial of Hemopure for the treatment of trauma on clinical hold citing safety concerns based on a review of data from our Phase III clinical trial in patients undergoing surgery. We cannot assure investors that the FDA will not place other clinical trials we sponsor on hold in the future. A clinical trial may also experience slow patient enrollment or insufficient drug supplies. Patients may experience adverse medical events or side effects, and there may be a real or perceived lack of effectiveness of, or of safety issues associated with, the product we are testing.

We may not have the financial resources to fund required trials and our operations until FDA marketing authorization for Hemopure is obtained, if ever.

We cannot expand indications for Hemopure unless we receive FDA approval for each proposed indication.

The FDA requires a separate approval for each proposed indication for the use of Hemopure in the United States. In order to market Hemopure for more than one indication, we will have to design additional clinical trials, submit the trial designs to the FDA for review and complete those trials successfully. If the FDA approves Hemopure for an indication, it may require a label cautioning against Hemopure’s use for indications for which it has not been approved.

The Securities and Exchange Commission staff has preliminarily determined to recommend a civil injunctive proceeding against us and several of our former and current officers and directors. We and several of our former and current directors and officers are subject to consolidated class action lawsuits and we and seven of our former and current directors are subject to consolidated derivative actions. These proceedings could result in one or more substantial fines, judgments or settlements that may exceed the amount of, or not be covered by, our insurance policies.

During the fourth quarter of fiscal 2003, we were notified of a confidential investigation by the Securities and Exchange Commission. On December 22, 2003, we and our former chief executive officer and board member and our former senior vice president, regulatory and operations, each received a “Wells Notice” from the SEC staff indicating the staff’s preliminary determination to recommend that the SEC bring a civil injunctive proceeding against the Company and such former officers. On April 29, 2004, our current chairman, a former director, our current chief technology officer and our current general counsel each also received a Wells Notice from the SEC staff indicating the staff’s preliminary determination to recommend that the SEC bring a civil injunctive proceeding against them. We have responded in writing to the “Wells Notice” received by the Company. To our knowledge, no formal recommendation has been made to date and we do not know what action, if any, the SEC staff may finally recommend.

Following our announcement of the Wells Notices, a number of class action lawsuits, subsequently consolidated, were filed against us and several of our former and current executive officers. In addition, all members of our board of directors as of December 22, 2003 and the Company are named as defendants in two derivative actions filed in January of 2004, and subsequently consolidated, claiming that such directors breached fiduciary duties in connection with the same disclosures that are the subject of the class action lawsuits. We believe the class action lawsuits and derivative actions are without merit, and we intend to defend against them vigorously.

There can be no assurance as to the outcome of any of these proceedings. Members of our board of directors and management may spend considerable time and effort cooperating with the SEC in its investigation and defending the class action lawsuits and derivative actions, which may adversely affect our business, results of operations and financial condition. We may incur substantial costs in connection with these proceedings, including significant legal expenses, fines, judgments or settlements that exceed the amount of, or are not covered by, our insurance policies. In addition, the uncertainty about the possible effect of these matters on our financial condition may adversely affect our stock price and our ability to raise capital.

BIOPURE CORPORATION

Part II – Other Information
July 31, 2004
(continued)

The limitations of our director and officer liability insurance may materially harm our business and financial condition.

Our director and officer liability insurance policies provide limited liability protection relating to the SEC investigation, the securities class actions and derivative lawsuits against us and certain of our current and former officers and directors. If these policies do not adequately cover expenses and liabilities relating to these proceedings, our financial condition could be materially harmed. The lawsuits and SEC investigation may make renewal of our director and officer liability insurance in July 2005 or thereafter expensive or unavailable. Increased premiums could materially harm our financial results in future periods. The inability to obtain this coverage due to its unavailability or prohibitively expensive premiums would make it more difficult to retain and attract officers and directors and expose us to potentially self-funding potential future liabilities ordinarily mitigated by director and officer liability insurance.

If we cannot find appropriate marketing partners, we may not be able to market and distribute Hemopure effectively.

Our success depends, in part, on our ability to market and distribute Hemopure effectively. We have no experience in the sale or marketing of medical products for humans. In the event that we obtain FDA approval of Hemopure, we may choose initially to market Hemopure using an independent distributor. Any such distributor:

•  might not be successful in marketing Hemopure;

•  might, at its discretion, limit the amount and timing of resources it devotes to marketing Hemopure; and

•  might terminate its agreement with us and abandon our products at any time whether or not permitted by the applicable agreement.

If we do not enter into a satisfactory distributorship agreement, we may be required to seek an alternative arrangement such as an alliance with a pharmaceutical company, or recruiting, training and retaining a marketing staff and sales force of our own. We may not be successful in obtaining satisfactory distributorship agreements or entering into alternative arrangements.

If we cannot generate adequate, profitable sales of Hemopure, we will not be successful.

To succeed, we must develop Hemopure commercially and sell adequate quantities of Hemopure at a high enough price to generate a profit. We may not accomplish either of these objectives. To date, we have focused our efforts on developing Hemopure, establishing its safety and efficacy and seeking marketing approval. Uncertainty exists regarding the potential size of the market for Hemopure and the price that we can charge for it. Additionally, the size of the market will be affected by the indication(s) for which Hemopure is approved and will be greatly reduced if reimbursement for the cost of Hemopure is not available from health insurance companies or government programs.

If we cannot obtain market acceptance of Hemopure, we will not be able to generate adequate, profitable sales.

Even if we succeed in obtaining marketing approval for Hemopure, a number of factors may affect future sales of our product. These factors include:

BIOPURE CORPORATION

Part II – Other Information
July 31, 2004
(continued)

•	whether and how quickly physicians accept Hemopure as a cost-effective and therapeutic alternative to other products, in particular, donated human blood; and

•	whether medical care providers or the public accept the use of a bovine-derived protein in transfusions or as a therapeutic in cardiovascular disease, particularly in light of public perceptions in the United States, Europe and elsewhere about the risk of “mad cow disease.”

If we fail to comply with good manufacturing practices, we may not be able to sell our products.

To obtain the approval of the FDA and analogous European regulatory authorities to sell Hemopure, we must demonstrate to them that we can manufacture Hemopure in compliance with the applicable good manufacturing practices, commonly known as GMPs. GMPs are stringent requirements that apply to all aspects of the manufacturing process. We are subject to inspections of the FDA and analogous European regulatory authorities at any time to determine whether we are in compliance with GMP requirements. If we fail to manufacture in compliance with GMPs, these regulatory authorities may refuse to approve Hemopure or may take other enforcement actions with respect to Hemopure.

The manufacturing process for Hemopure is complicated and time-consuming and we may experience problems that would limit our ability to manufacture and sell Hemopure.

Our products are biologics and require product characterization steps that are more complicated, time-consuming and onerous than those required for most chemical pharmaceuticals. Accordingly, we employ multiple steps to attempt to control the manufacturing processes. Minor deviations in these manufacturing processes or other problems could result in unacceptable changes in the products that result in lot failures, increased production scrap, shipment delays, product recalls or product liability, all of which could negatively impact our results of operations.

We manufacture at a single location and, if we were unable to utilize this facility, we would not be able to manufacture for an extended period of time.

We manufacture at a single location located in Massachusetts with ancillary facilities in Pennsylvania and New Hampshire. Damage to any of these manufacturing facilities due to fire, contamination, natural disaster, power loss, riots, unauthorized entry or other events could cause us to cease manufacturing. For example, if our Massachusetts manufacturing facility were destroyed, it could take approximately two years or more to rebuild and qualify it. In the reconstruction period, we would not be able to manufacture product and thus would have no supply of Hemopure for research and development, clinical trials or sales following exhaustion of finished goods in inventory.

If Hemopure receives regulatory approval, we must expand our manufacturing capacity to develop our business, which will require substantial third party financing. Failure to increase our manufacturing capacity may impair Hemopure’s market acceptance and prevent us from achieving profitability.

If Hemopure is approved by the FDA or the analogous European regulatory authorities, we will need to construct new manufacturing capacity in order to develop our business. The increase in our manufacturing capacity is dependent upon our obtaining substantial financing from third parties. Third parties can be expected to be unwilling to commit to finance a new manufacturing facility so long as we do not have approval of the FDA or the analogous European regulatory authorities to market Hemopure. We cannot assure you that sufficient financing for new manufacturing capacity will be available or, if available, will be on terms that are acceptable to us. We expect that, once we have the required significant financing in place, it would take 30 to 36 months, or more, to build a large Hemopure manufacturing facility and to qualify and obtain facility approval from the FDA and analogous European regulatory authorities.

BIOPURE CORPORATION

Part II – Other Information
July 31, 2004
(continued)

We will face risks, including the risk of scale-up of our processes, in the construction of any new manufacturing capacity, and in turn could encounter delays, higher than usual rejects, additional reviews and tests of units produced and other costs attendant to an inability to manufacture saleable product.

If Hemopure is approved for marketing in a major market and receives market acceptance, we may experience difficulty manufacturing enough of the product to meet demand. The manufacturing processes we currently employ to produce small quantities of material for research and development activities and clinical trials may not be successfully scaled up for production of commercial quantities at a reasonable cost or at all. If we cannot manufacture sufficient quantities of Hemopure, we may not be able to build our business or operate profitably. In addition, if we cannot fill orders for Hemopure, customers might turn to alternative products and may choose not to use Hemopure even after we have addressed our capacity shortage.

Our lack of operating history makes evaluating our business difficult.

Proceeds from the sales of equity securities, payments to fund our research and development activities, licensing fees, and interest income have provided almost all of our funding to date. We have no operating history of selling Hemopure upon which to base an evaluation of our business and our prospects.

If we are not able to protect our intellectual property, competition could force us to lower our prices, which might reduce profitability.

We believe that our patents, trademarks and other intellectual property rights, including our proprietary know-how, will be important to our success. Accordingly, the success of our business will depend, in part, upon our ability to defend our intellectual property against infringement by third parties. We cannot guarantee that our intellectual property rights will protect us adequately from competition from similar products or that additional products or processes we discover or seek to commercialize will receive adequate intellectual property protection. In addition, third parties may successfully challenge our intellectual property. For example, one of our European patents was the subject of an opposition proceeding. A competitor may seek to employ arguments made during the opposition to challenge claims in other issued patents that are in the same patent family, including United States patents. We have not filed patent applications in every country. In certain countries, obtaining patents for our products, processes and uses may be difficult or impossible. Patents issued in regions other than the United States and Europe may be harder to enforce than, and may not provide the same protection as, patents obtained in the United States and Europe.

Failure to avoid infringement of others’ intellectual property rights could impair our ability to manufacture and market our products.

We cannot guarantee that our products and manufacturing process will be free of claims by third parties alleging that we have infringed their intellectual property rights. Several third parties hold patents with claims to compositions comprising polymerized hemoglobin and their methods of manufacture and use. One or more of these third parties may assert that our activities infringe claims under an existing patent. Such a claim could be asserted while we are still developing or marketing Hemopure. Any such claim could be expensive and time-consuming to defend, and an adverse litigation result or a settlement of litigation could require us to pay damages, obtain a license from the complaining party or a third party, develop non-infringing alternatives or cease using the challenged trademark, product or manufacturing process. Any such result could be expensive or result in a protracted plant shutdown, in turn adversely affecting our ability to operate profitably.

There can be no assurance that we would prevail in any intellectual property infringement action, will be able to obtain a license to any third party intellectual property on commercially reasonable terms, successfully develop non-infringing alternatives on a timely basis, or license alternative non-infringing trademarks, products, or manufacturing processes, if any exist, on commercially reasonable terms. Any significant intellectual property impediment to our ability to develop and commercialize Hemopure would seriously harm our business and prospects.

BIOPURE CORPORATION

Part II – Other Information
July 31, 2004
(continued)

Our profitability will be adversely affected if we incur product liability claims in excess of our insurance coverage.

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

Replacing our sole source suppliers for key materials could result in unexpected delays and expenses.

We obtain some key materials, including membranes and chemicals, and services from sole source suppliers. All of these materials are commercially available elsewhere. If such materials or services were no longer available at a reasonable cost from our existing suppliers, we would need to purchase substitute materials from new suppliers. If we need to locate a new supplier, the substitute or replacement materials or facilities will need to be tested for equivalency. Such equivalency tests could significantly delay development of a product, delay or limit commercial sales of FDA-approved products, if any, and cause us to incur additional expense.

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

Recently enacted changes in the securities laws and regulations are likely to increase our costs.

The Sarbanes-Oxley Act of 2002, which became law in July 2002, has required changes in some of our corporate governance, securities disclosure and compliance practices. In response to the requirements of that Act, the SEC and the Nasdaq have promulgated new rules and listing standards covering a variety of subjects. Compliance with these new rules and listing standards has increased our legal and financial and accounting costs, and we expect these increased costs to continue. These developments may make it more difficult and more expensive for us to obtain director and officer liability insurance. Likewise, these developments may make it more difficult for us to attract and retain qualified members of our board of directors, particularly independent directors, or qualified executive officers.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report of management on the Company’s internal controls over financial reporting in their annual reports on Form 10-K that contains an assessment by management of the effectiveness of the company’s internal controls over financial reporting. In addition, the public accounting firm auditing the Company’s financial statements must attest to and report on management’s assessment of the effectiveness of the Company’s internal controls over financial reporting. This requirement will first apply to our annual report on Form 10-K for our fiscal year ending October 31, 2005. If our independent auditors are unable to provide us with an unqualified report as to the effectiveness of our internal controls over financial reporting as of October 31, 2005 and future year-ends as required by Section 404 of the Sarbanes-Oxley Act of 2002, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of your securities.

BIOPURE CORPORATION

Part II – Other Information
July 31, 2004
(continued)

Provisions of our restated certificate of incorporation and by-laws could impair or delay stockholders’ ability to replace or remove our management and could discourage takeover transactions that a stockholder might consider to be in its best interest.

Provisions of our restated certificate of incorporation and by-laws, as well as our stockholders rights plan, could impede attempts by stockholders to remove or replace our management or could discourage others from initiating a potential merger, takeover or other change of control transaction, including a potential transaction at a premium over market price that a stockholder might consider to be in its best interest. In particular:

•	Our restated certificate of incorporation does not permit stockholders to take action by written consent and provides for a classified board of directors, and our by-laws provide that stockholders who wish to bring business before an annual meeting of stockholders or to nominate candidates for election of directors at an annual meeting of stockholders must deliver advance notice of their proposals to us before the meeting. These provisions could make it more difficult for a party to replace our board of directors by requiring two annual stockholder meetings to replace a majority of the directors, making it impossible to remove or elect directors by written consent in lieu of a meeting and making it more difficult to introduce business at meetings.

•	Our stockholder rights plan may have the effect of discouraging any person or group that wishes to acquire more than 20% of our Class A common stock from doing so without obtaining our agreement to redeem the rights. If our agreement to redeem the rights is not obtained, the acquiring person or group would suffer substantial dilution.

Industry Risks

Intense competition could harm our financial performance.

The biotechnology and pharmaceutical industries are highly competitive. There are a number of companies, universities and research organizations actively engaged in research and development of products that may be similar to, or alternatives to, Hemopure for orthopedic surgery, trauma or cardiac disease indications. We are aware that at least one public company competitor, Northfield Laboratories Inc., is in the advanced stages of developing a hemoglobin-based oxygen carrier produced from human blood that has passed its expiration date for human transfusion. Northfield’s product is in a Phase III clinical trial for a trauma indication. We are also aware that companies are conducting clinical trials of hemoglobin-based or perfluorocarbon oxygen carriers. The products being developed by these companies are intended for use in humans and as such could compete, if approved by regulatory authorities, with Hemopure. We could also encounter competition in the cardiovascular indication from certain medical devices currently under development. Increased competition could diminish our ability to become profitable or affect our profitability in the future. Our existing and potential competitors:

•	are conducting clinical trials of their products;

•	might have or be able to access substantially greater resources than we have and be better equipped to develop, manufacture and market their products;

•	may have their products approved for marketing prior to Hemopure; and

•	may develop superior technologies or products rendering our technology and products non-competitive or obsolete.

BIOPURE CORPORATION

Part II – Other Information
July 31, 2004
(continued)

Stringent, ongoing government regulation and inspection of our products could lead to delays in the manufacture, marketing and sale of our products.

The FDA and comparable foreign regulatory authorities continue to regulate products even after they receive marketing authorization. If the FDA or comparable foreign regulatory authorities approve Hemopure, its manufacture and marketing will be subject to ongoing regulation, including compliance with current good manufacturing practices, adverse event reporting requirements and the FDA’s general prohibitions against promoting products for unapproved or “off-label” uses. We are also subject to inspection and market surveillance by the FDA and comparable foreign regulatory authorities for compliance with these and other requirements. Any enforcement action resulting from failure, even by inadvertence, to comply with these requirements could affect the manufacture and marketing of Hemopure. In addition, the FDA or comparable foreign regulatory authorities could withdraw a previously approved product from the applicable market(s) upon receipt of newly discovered information. Furthermore, the FDA or comparable foreign regulatory authorities could require us to conduct additional, and potentially expensive, studies in areas outside our approved indications. Also, unanticipated changes in existing regulations or the adoption of new regulations could affect and make more expensive the continued manufacturing and marketing of our products.

Health care reform and controls on health care spending may limit the price we can charge for Hemopure and the amount we can sell.

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

Uncertainty of third-party reimbursement could affect our profitability.

Sales of medical products largely depend on the reimbursement of patients’ medical expenses by governmental health care programs and private health insurers. Even if Hemopure is approved for marketing, there is no guarantee that governmental health care programs or private health insurers would reimburse for purchases of Hemopure, or reimburse a sufficient amount to permit us to sell Hemopure at high enough prices to generate a profit.

Investment Risks

We may not continue to qualify for listing on the Nasdaq National Market, which may cause the value of your investment in our Company to substantially decrease.

We may be unable to meet the listing requirements of the Nasdaq National Market, or Nasdaq NM, in the future. To maintain our listing on the Nasdaq NM, we are required, among other things, to maintain a minimum bid price per share of at least $1.00. In June 2004, we received notice from the Nasdaq NM that the daily minimum bid price of our Class A common stock fell, and remained below, $1.00 for 30 consecutive business days. As a result, we are out of compliance with the $1.00 minimum bid price for continued inclusion of our Class A common stock in the Nasdaq NM. We have 180 calendar days (until December 14, 2004) to regain compliance, and we will have an additional 180 calendar days, if at December 14, 2004 we meet the initial listing criteria for the Nasdaq NM other than the bid price requirement. We may not be able to regain compliance with the minimum bid price requirement of the Nasdaq NM. If we are unable to regain compliance within the required period, and are further unable to meet the criteria for initial inclusion on the Nasdaq NM through other measures to increase our per share bid price, our Class A common stock may be delisted from the Nasdaq NM. Delisting from the Nasdaq NM would adversely affect the trading price and limit the liquidity of our common stock and therefore cause the value of your investment in our Company to substantially decrease.

BIOPURE CORPORATION

Part II – Other Information
July 31, 2004
(continued)

If we sell additional shares, our stock price may decline.

Until we are profitable, we will need significant additional funds to develop our business and sustain our operations. Any sales of shares of our common stock are likely to have a dilutive effect on our then existing stockholders. Subsequent sales of these shares in the open market could also have the effect of lowering our stock price, thereby increasing the number of shares we may need to issue in the future to raise the same dollar amount and consequently further diluting our outstanding shares. These future sales could also have an adverse effect on the market price of our shares and could result in additional dilution to the holders of our shares.

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

If our stock price declines, we may be unable to raise additional capital. A sustained inability to raise capital could force us to go out of business. Significant declines in the price of our common stock could also impair our ability to attract and retain qualified employees, reduce the liquidity of our common stock and result in the delisting of our common stock from the Nasdaq NM.

Shares eligible for future sale may cause the market price for our common stock to drop significantly, even if our business is doing well.

We cannot predict the effect, if any, that future sales of our common stock or the availability of shares for future sale will have on the market price of our common stock from time to time. Substantially all of our outstanding shares of Class A common stock are freely tradeable in the public market, unless acquired by our affiliates. Other shares of our common stock issued in the future, including shares issued upon exercise of outstanding options and warrants, may become available for resale in the public market from time to time, and the market price of shares of our common stock could drop significantly if the holders of these shares sell them or are perceived by the market as intending to sell them.

Our stock price has been and may continue to be highly volatile, which may adversely affect holders of our stock and our ability to raise capital.

The trading price of our common stock has been and is likely to continue to be extremely volatile. During the period from November 1, 2001 through September 10, 2004, the trading price of our stock has ranged from a low of $0.32 per share (on September 10, 2004) to a high of $20.30 per share (on November 6, 2001). Our stock price and trading volume could be subject to wide fluctuations in response to a variety of factors, including, but not limited to, the following:

•	failure to identify and hire permanent key personnel;

•	an inability to obtain or the perception that we will be unable to obtain adequate financing to fund our operations;

•	FDA action or delays in FDA action on Hemopure or competitors’ products;

•	the outcome of SEC investigations, or any litigation or threatened litigation;

•	publicity regarding actual or potential medical results relating to products under development by us or our competitors;

BIOPURE CORPORATION

Part II – Other Information
July 31, 2004
(continued)

•	actual or potential pre-clinical or clinical trial results relating to products under development by us or our competitors;

•	delays in our testing and development schedules;

•	events or announcements relating to our relationships with others, including the status of potential transactions with investors, licensees and other parties;

•	announcements of technological innovations or new products by our competitors;

•	developments or disputes concerning patents or proprietary rights;

•	regulatory developments in the United States and foreign countries;

•	economic and other factors, as well as period-to-period fluctuations in our financial results;

•	market conditions for pharmaceutical and biotechnology stocks; and

•	communications from the Nasdaq NM concerning delisting or potential delisting.

External factors may also adversely affect the market price for our common stock. Our common stock currently trades on the Nasdaq NM under the symbol “BPUR.” The price and liquidity of our common stock may be significantly affected by the overall trading activity and market factors on the Nasdaq NM.

Item 6. Exhibits and Reports on Form 8-K

(a)  The exhibits are listed in the accompanying Exhibit Index

(b)  A report on Form 8-K was filed on May 26, 2004, to furnish under Item 12 the Company’s press release and transcript announcing results of operation for the quarter ended April 30, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOPURE CORPORATION

Date: September 13, 2004	By:	/s/ Francis H. Murphy
Francis H. Murphy
Duly authorized officer of the Registrant and
Chief Financial Officer

EXHIBIT INDEX

Number	Description
10.1	Engagement letter with C.E. Unterberg, Towbin LLC dated August 4, 2004, as amended, September 8, 2004

31.1	Certification of Zafiris G. Zafirelis pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Francis H. Murphy pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Zafiris G. Zafirelis pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Francis H. Murphy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002