Form 10-K
period 2004-10-31
BIOPURE CORP
filed 2005-01-14
CIK 815508

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2004

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

          Based on assumptions relating to the privately held non-voting Class B Common Stock, the aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant on April 30, 2004 was $170,866,290.

          The number of shares outstanding of the registrant’s Class A Common Stock was 140,459,946 on January 12, 2005; the number of shares of the Class B Common Stock as of such date was 117.7.

Documents Incorporated By Reference

Location in Form 10-K/A	Incorporated Document

Part III	Specifically identified portions of the registrant’s definitive proxy statement to be filed in connection with the registrant’s 2005 Annual Meeting are incorporated into Part III of this report.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

      This annual report and information incorporated herein by reference include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Exchange Act. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these provisions. These forward-looking statements include, without limitation, statements about our market opportunity, strategies, competition, expected activities, expected profitability and investments as we pursue our business plan, and the adequacy of our available cash resources. These forward-looking statements are usually accompanied by words such as “believe,” “anticipate,” “plan,” “seek,” “expect,” “intend” and similar expressions. The forward-looking information is based on various factors and was derived using numerous assumptions.

      These forward-looking statements involve risk and uncertainties. Forward-looking statements include those that imply that we will be able to commercially develop Hemopure, that in pursuing the cardiovascular and trauma indications we will be able to address the safety and other questions of the U.S. Food and Drug Administration arising out of our previously submitted biologics license application for an orthopedic surgery indication, that our expectations regarding the role of the U.S. Naval Medical Research Center in assuming and carrying out primary responsibility for conducting a two-stage Phase 2/3 clinical trial in the out-of-hospital setting will be met, that we will be able to obtain regulatory approvals required for the marketing and sale of Hemopure or any other product in a major market, that anticipated milestones will be met in the expected timetable, that any pre-clinical or clinical trials will be successful, that Hemopure, if it receives regulatory approval, will attain market acceptance and be manufactured and sold in the quantities anticipated, that we will be able to successfully increase our manufacturing capacity for Hemopure if it receives regulatory approval, that we will be able to manage our expenses effectively and raise the funds needed to operate our business, or that we will be able to stabilize and enhance our financial position. Actual results may differ materially from those set forth in the forward-looking statements due to risks and uncertainties that exist in our operations and business environment. These risks include, without limitation, the availability of sufficient financing to continue operations, changes in our cash needs, our stage of product development, history of operating losses and accumulated deficit, uncertainties and possible delays related to clinical trials and regulatory approvals, possible healthcare reform, our limited manufacturing capability, our lack of marketing experience, market acceptance and competition and the other factors identified under “Risk Factors” in this report. All forward-looking statements included or incorporated by reference in this report are based on information available to us on the date such statements were made. In light of the substantial risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this report should not be regarded as representations by us that our objectives or plans will be achieved. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any additional disclosures we make in our Form 10-Q, 8-K and 10-K reports to the SEC.

      The content of this document does not necessarily reflect the position or the policy of the U.S. Government or the Department of Defense, and no official endorsement should be inferred.

PART I

Item 1.	Business

Developments

      We develop and manufacture oxygen therapeutics, a new class of pharmaceuticals that are administered intravenously into the circulatory system to increase oxygen transport to the body’s tissues. Using our patented and proprietary technology, we have developed and manufacture two products: Hemopure® [hemoglobin glutamer — 250 (bovine)], or HBOC-201, for human use, and Oxyglobin® [hemoglobin glutamer — 200 (bovine)], or HBOC-301, for veterinary use.

      Hemopure is approved in South Africa for eliminating, reducing or delaying the need for allogenic red blood cell transfusion in adult surgical patients who are acutely anemic. Hemopure is currently being developed for the management of patients with cardiovascular ischemia and patients with acute anemia resulting from traumatic injury, including as an early intervention to provide immediate oxygen-carrying support in the out-of-hospital setting.

      Oxyglobin is approved by the United States Food and Drug Administration, or FDA, and the European Commission, for the treatment of anemia in dogs.

Strategy

      In June we identified as our strategic focus (i) the clinical development of Hemopure as an oxygen therapeutic for potential applications in ischemia, including ischemia associated with acute coronary syndrome, and (ii) continuing, in collaboration with the U.S. Naval Medical Research Center (NMRC), to develop Hemopure as a therapeutic agent for trauma using Congressionally appropriated funds. Under our agreement with the NMRC, the NMRC has primary responsibility for designing and seeking FDA acceptance of a two-stage Phase 2/3 clinical trial protocol for trauma in the out-of-hospital setting and for conducting the trial.

Management

      In February 2004 we announced that our president and chief executive officer had resigned and that Francis H. Murphy, our then senior vice president of engineering and technology and former chief financial officer, had been appointed interim chief executive officer.

      In June 2004 we announced that our board of directors had appointed a new president and chief executive officer, Zafiris G. Zafirelis, and that Francis H. Murphy, our then interim chief executive officer, again became our chief financial officer. Mr. Zafirelis was previously CEO of MedQuest Products, Inc., a developer of implantable ventricular assist devices. Mr. Zafirelis formed an interim operating team that includes consultants expert in clinical and regulatory matters.

      In October 2004 Jay B. Pieper became a member of our board of directors and chair of our audit committee. Since 1995, Mr. Pieper has been vice president for Corporate Development and Treasury Affairs of Partners HealthCare Systems, Inc., the parent company of several healthcare-related entities including Brigham and Women’s Hospital and Massachusetts General Hospital in Boston, Massachusetts. At the same time, Martin B. Leon, M.D., a member of the Medical Advisory Board described below, became our chief medical director on a consulting basis.

Medical Advisory Board

      In June we announced that, in keeping with our new focus in cardiology, the company had established a Medical Advisory Board comprised of six authorities in the fields of cardiovascular research, interventional cardiology and cardiac care, under the chairmanship of Dr. Martin Leon. The Medical Advisory Board now includes the following seven members:

•	Howard A. Cohen, M.D., professor of medicine, director of clinical services and associate director of the Cardiovascular Institute, University of Pittsburgh, Pittsburgh, PA

•	David R. Holmes, M.D., professor of medicine, director of interventional cardiology, Mayo Clinic, Rochester, MN

•	Spencer B. King, III, M.D., Fuqua chair of interventional cardiology, Fuqua Heart Center, clinical professor of medicine, Emory University, Atlanta, GA

•	Martin B. Leon, M.D., chairman, Cardiovascular Research Foundation, associate director, Center for Interventional Cardiovascular Research, and professor of medicine, New York Presbyterian Hospital/ Columbia University Medical Center, New York, NY

•	William D. O’Neill, M.D., corporate chief of cardiology, co-director, Beaumont Heart Center, William Beaumont Hospital, Royal Oak, MI

•	Steven Schulman, M.D., director of Cardiac Care Unit, Johns Hopkins Medical Center, Baltimore, MD

•	Kenneth Ouriel, professor of surgery at the Cleveland Clinic Lerner College of Medicine of Case Western Reserve University and chair of the division of surgery and the department of vascular surgery at The Cleveland Clinic, Cleveland, OH.

Clinical Development:

•	Cardiovascular Ischemia Indication. In December 2003, Biopure initiated in Europe a Phase 2 clinical trial of Hemopure as supportive therapy in patients with coronary artery disease undergoing angioplasty and stent procedures or percutaneous coronary intervention. This trial has reached 31 of a planned total of 45 patients. The trial is described below in this Item 1, under “Products — Hemopure — Ischemia.”

We have engaged in telephone conversations with the FDA in which we discussed the agency’s requirements for us to file an investigational new drug application, or IND, to clinically develop Hemopure in the United States for the treatment of patients who are experiencing a heart attack, or acute myocardial infarction (AMI). Prior to these discussions we prepared and submitted to the FDA a proposed clinical trial plan, addressed certain previous FDA questions relevant to an AMI indication and raised by the agency in its response to the biologics license application (BLA) previously submitted to the FDA for a proposed orthopedic surgery indication, and provided the interim independent Data Safety Monitoring Board reports from our Phase 2 coronary angioplasty trial in Europe. In addition, we agreed, as part of the support needed for an IND, to conduct a new animal study expanding upon experiments that are underway in large animal models of AMI.

•	Addressing FDA Issues. In pursuing both the cardiovascular and the trauma indications, and as a prerequisite to further Biopure-sponsored clinical trials in the United States, we will continue to address, and will seek to respond as soon as practicable to, relevant safety and other questions posed by the FDA arising out of our previously submitted BLA to market Hemopure in the United States for an orthopedic surgery indication. We have responded to chemistry, manufacturing and controls, or CMC, questions from the FDA arising out of our previously submitted BLA, and we have furnished new tables of clinical data in formats requested by the FDA in connection with its BLA review. We will need to resolve the FDA’s safety issues to the agency’s satisfaction before the FDA will allow us to conduct a clinical trial of Hemopure in AMI subjects.

•	Animal Studies. In January 2004, the FDA asked us to conduct three preclinical studies of Hemopure for its further evaluation of our previously submitted BLA and as a condition to our initiating any new clinical trials in the United States. We have submitted to the FDA the final report on one of the animal studies and a summary of all three studies. The other two studies have been completed, and the final reports are being compiled by the study investigators. These three studies were designed to assess the product’s effect on tissue perfusion, tissue oxygenation and volume expansion (colloidal effect) in swine. We understand that the investigators plan to submit the results to peer-reviewed scientific journals for potential publication. Subsequent to the January meeting, the FDA requested a fourth preclinical study which is required only if the Company pursues an indication in medical procedures, in a hospital setting, with a high risk of uncontrolled hemorrhage. This fourth study, which we are not conducting at this time, is separate from the ongoing animal AMI study mentioned above under “Cardiovascular Ischemia Indication.”

•	Trauma Indication. Under a research agreement with us, the NMRC is preparing to file an IND application to conduct a proposed two-stage randomized, standard-therapy-controlled Phase 2/3 clinical trial of Hemopure in patients with severe hemorrhagic shock (acute blood loss) in the out-of-

’hospital setting. As part of these preparations, the NMRC is conducting an FDA-requested preclinical study of Hemopure in uncontrolled hemorrhage with traumatic brain injury.

In July 2004 we initiated a Phase 2 clinical trial at Johannesburg Hospital Trauma Unit, a teaching hospital and Level 1 trauma center in South Africa. This single-center trial is a randomized, single-blind, parallel-group, standard-therapy controlled study. The primary objective is to assess the safety and tolerability of Hemopure, in a hospital setting, for emergency treatment of unstable patients who have significant blood loss as a result of blunt or penetrating trauma. The trial is under the direction of the principal investigators: Dr. Kenneth D. Boffard, Professor and Clinical Head, Department of Surgery, and Dr. Jacques Goosen, Head, Trauma Unit, Johannesburg General Hospital. Approximately 50 trauma patients are expected to be assigned randomly to receive either standard therapy resuscitation fluids (crystalloids, colloids and/or blood) or up to 10 bags of Hemopure plus standard therapy.

The study is our first clinical trial of Hemopure specifically for the management of unstable trauma patients. At our recommendation the hospital interrupted enrollment in the trial late in calendar year 2004 to address site procedures, not product related issues. We expect the trial to resume enrollment soon.

      Cost-Cutting. In continuing efforts to reduce expenses and conserve cash we reduced staff in October 2003 and in April 2004 and June 2004. We adjusted our operating plans to reduce our manufacturing to minimal capacity while keeping our facilities open and functioning and eliminated or postponed other expenditures.

      Funding. During the 2004 fiscal year and in December 2004 and January 2005 we raised an aggregate of $36,257,000 in gross proceeds and $32,896,000 in net proceeds through sales of our class A common stock and warrants. We also received, since December 1, 2004, $2,707,000 from investors exercising warrants. We have sufficient cash to fund operations, under our current operating plan, through January 2006. Therefore, the audit opinion for our fiscal 2004 financial statement does not include a going concern modification.

      On August 5, 2004, President Bush signed the FY2005 Defense Appropriations Bill, which includes $7.0 million in Congressional funding for the U.S. Navy to continue research and development of Hemopure for potential use in military and civilian trauma applications.

Nasdaq Stock Market Continued Listing Notice

      On June 17, 2004 we received notice from The Nasdaq Stock Market that the Company’s daily minimum bid price fell, and remained, below $1.00 for 30 consecutive business days. As a result, Biopure was out of compliance with Nasdaq’s $1.00 minimum bid price requirements. The company had 180 calendar days to regain compliance. We did not do so and on December 15, 2004 were notified that, as we met Nasdaq’s initial listing criteria other than the bid price we would have an additional 180 calendar days, or until June 13, 2005, to regain compliance or become delisted.

The Company

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

      Biopure®, Hemopure®, and Oxyglobin®are registered trademarks of Biopure.

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

      Red blood cell transfusions have certain limitations. Red blood cell transfusions generally are not effective for ischemic conditions caused by blockage or constriction of blood vessels. In such situations, an obstructed or constricted blood vessel that is too narrow to permit the normal passage of red blood cells can prevent oxygen from reaching the body’s tissues. Similarly, red blood cell transfusions are generally not effective in overcoming poor oxygenation due to impaired heart or lung function.

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

Biopure’s Oxygenation Technology

      Biopure has two proprietary oxygen therapeutic products that are similar except for their molecular size distributions. Biopure defines its products as therapeutics because they are expected to remediate oxygen deprived tissues. One administers these products intravenously. Biopure’s products are made from hemoglobin that has been extracted from bovine red blood cells and then purified, chemically modified and cross-linked for stability. The resulting hemoglobin solutions do not contain red blood cells and, for the final product, are formulated in a balanced salt solution similar to Ringer’s lactate.

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

      In addition, introducing Hemopure into the bloodstream may enable red blood cells to offload more oxygen to the tissues than they otherwise would.

      Hemopure molecules hold the same amount of oxygen as the hemoglobin molecules in red blood cells on a gram-for-gram basis. Hemopure molecules, however, are chemically modified to have less affinity for oxygen than red blood cells, enabling Hemopure to take up oxygen from the lungs and release it to tissues more efficiently than red blood cells.

      Hemoglobin molecules in different species have demonstrated low antigenicity, which means that they do not readily elicit an immune or allergic response. Biopure has confirmed Hemopure’s low antigenicity, as indicated by the absence of certain effects, through laboratory studies, or assays, studies in living animals and human clinical trials.

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

      Most of our efforts since Biopure was formed have been on developing Hemopure for use as an alternative to red blood cell transfusions in surgery. However, human clinical testing and preclinical animal studies suggest that Hemopure also could be a readily available therapeutic for other potential applications. These applications may include the treatment of trauma and ischemic conditions, such as heart attack.

      Hemopure has a 36-month shelf life without refrigeration (2 degrees to 30 degrees centigrade), is universally compatible and can be stocked well in advance of anticipated use.

      Consequently, when blood is not available, Hemopure could be used to maintain a patient until the needed type and quantity of red blood cells arrive, until the patient can be transported to a hospital or until a patient’s body replenishes its own red blood cells. Also, as described above, Hemopure’s molecular size permits it to oxygenate through the plasma and thereby potentially to be an effective therapeutic in conditions of ischemia, where red blood cell transfusions are not. These factors have led to our focus on cardiovascular ischemia and out-of-hospital use in trauma.

      Hemopure has certain disadvantages when compared to red blood cells used in surgery. Transfused red blood cells have a longer duration of action and can persist in the body for an estimated 60 to 90 days. Hemopure, on the other hand, has a half-life of up to one day and, depending on the degree of anemia of the patient, may require repeat administration. In addition, it is anticipated that Hemopure will be more expensive than transfused red blood cells when compared on a unit-to-unit basis. In addition, the doses of Hemopure used in our clinical trials to date are insufficient to sustain a patient experiencing uncontrolled massive blood loss. Thus, some patients who are administered Hemopure may still require red blood cell transfusions in addition to Hemopure.

Biopure’s Products

      Our two products, Hemopure and Oxyglobin, are oxygen-carrying biological drugs called “oxygen therapeutics.” Hemopure is our product for human use. In fiscal year 2002, we filed an application with the FDA seeking regulatory approval to market Hemopure in the United States for the treatment of the signs and symptoms of acute anemia in adult patients undergoing orthopedic surgery, and for the purpose of eliminating or reducing the need for red blood cells in these patients. The FDA responded to our application with extensive requests for additional information and later by requiring several preclinical studies. Oxyglobin, our veterinary product, is approved for sale in both the United States and the European Union for use in the treatment of anemia in dogs, regardless of the cause of the anemia. Oxyglobin is marketed and sold to veterinary hospitals, and commercial sales of Oxyglobin have resulted in thousands of administrations in animals. We have conducted 22 clinical trials of Hemopure involving 1,467 humans, of whom 806 were administered Hemopure. We are currently conducting two ongoing clinical trials that are designed to enroll a total of 95 human subjects, approximately 55 of whom are expected to receive Hemopure. On a “compassionate use” basis, Hemopure has been administered as an Oxygen BridgeTM to 33 human patients in the United States with life threatening anemia when compatible red blood cells were unavailable or unacceptable. Our research and development expenditures during the fiscal years 2002 through 2004 were $25,982,000, $10,504,000 and $9,746,000, respectively. In South Africa, where Hemopure has marketing approval for use in acutely anemic surgery patients but has not yet been offered for sale, it has been administered to more than 330 patients. Hemopure and Oxyglobin have been tested in over 200 completed preclinical studies.

Hemopure

      We believe Hemopure can be developed for several indications. In South Africa, the product is approved for the treatment of surgery patients with acute anemia and for the elimination, delay or reduction of donated red blood cell transfusions in these patients. We believe that preclinical animal studies and observations from our human clinical trials support the clinical investigation of other potential product indications, including trauma and ischemic conditions, such as stroke, wound healing and heart attack, and oxygenation of malignant hypoxic tumors. During 2004 we considered our alternatives and concluded that we would shift our priorities to developing a cardiovascular ischemia indication and to continue developing an out-of-hospital trauma indication.

      We have an ongoing pilot safety trial of Hemopure in Europe as a supportive therapy in patients with coronary artery disease who are undergoing elective angioplasty and stent procedure, or percutaneous coronary intervention. We have also begun a safety trial in South Africa to treat acute blood loss in trauma patients in the hospital setting. The U.S. Department of Defense has awarded substantial funding to support trauma development for Hemopure in the out-of-hospital setting. Our efforts to develop Hemopure for various clinical indications are described in further detail below.

Red Blood Cell Transfusion Alternative

      Hemopure serves as an alternative to red blood cell transfusions by providing a temporary Oxygen BridgeTM until suitable red blood cells become available or are produced by the body. We do not expect Hemopure to replace all red blood cell transfusions. However, Hemopure’s oxygen-carrying properties, storage and infusion advantages address many of the limitations associated with red blood cell transfusions.

      We believe that Biopure’s clinical trials have demonstrated Hemopure’s efficacy as an alternative to red blood cell transfusions in patients undergoing elective orthopedic surgery as measured by the avoidance of red blood cell transfusions in these patients, although the FDA has raised efficacy as an issue. In all of Biopure’s advanced clinical trials, Hemopure’s efficacy as an oxygen therapeutic was evaluated by determining, within the context of a written set of guidelines known as a protocol, the percentage of patients given Hemopure who did not require a subsequent transfusion of red blood cells. In these trials, Hemopure was administered only to patients who needed a red blood cell transfusion. Trial design limited the amount of Hemopure that could be infused and the number of post-operative days during which it could be infused. In the Company’s opinion, Hemopure’s clinical trials that have been completed and analyzed demonstrate clinically significant elimination of red blood cell transfusions. Under the applicable protocol designs, elimination was deemed to occur if the patient did not require a subsequent red blood cell transfusion. Elimination was deemed not to occur if the patient was administered a red blood cell transfusion for any reason.

      The following chart summarizes the advanced clinical trials that Biopure has completed for Hemopure as an alternative to red blood cell transfusions.

				% of Patients
			No. of Total	Treated with
			Patients/No. of	Hemopure that
		Dosing: Grams Hemoglobin	Patients Treated	Avoided Red Blood
Type of Surgery	Development Status	(Units Hemopure)	with Hemopure	Cell Transfusion

Elective orthopedic surgery	Phase 3 trial completed in U.S., Canada, Europe and South Africa	Up to 300 grams (10 units) over 6 days before, during or after surgery	688/350	59%
Non-cardiac elective surgery	Phase 3 trial completed in Europe and South Africa, the basis for filing in South Africa in July 1999	Up to 210 grams (7 units) over 6 days before, during or after surgery	160/83	43%
Post cardiopulmonary bypass surgery	Phase 2 trial completed in the U.S.; supportive trial for the South African July 1999 filing	Up to 120 grams (4 units) over 3 days post-surgery	98/50	34%
Aortic aneurysm reconstruction surgery	Phase 2 trial completed in the U.S. and Europe; supportive trial for the South African July 1999 filing	Up to 150 grams (5 units) over 4 days; first dose administered during or after surgery	72/48	27%

      U.S. Phase 3 Orthopedic Surgery Trial. Biopure’s application to the FDA for approval to market Hemopure includes a U.S. Phase 3 trial and a Non-U.S. Phase 3 trial. The U.S. Phase 3 trial was in elective orthopedic surgery. Elective orthopedic surgery includes non-emergency surgery involving bones and joints, including spinal surgery and the repair of orthopedic fractures in stabilized trauma patients. The primary efficacy objective of this trial was the avoidance of red blood cell transfusions for six weeks after orthopedic surgery. The safety objective of the U.S. Phase 3 trial is that patients treated with Hemopure have outcomes no worse than patients treated with red blood cells per the statistical methodology defined in the study analysis plan. Biopure designed this randomized, red blood cell controlled, multi-center study to enroll a total of 640 patients in the United States, Europe, Canada and South Africa, of whom approximately one-half would be in the Hemopure treatment group and the other half would receive red blood cells. The final enrollment of treated patients was 688; 350 randomized to the Hemopure treatment group and 338 to the red blood cell treatment group. Up to 300 grams of hemoglobin, or ten units of Hemopure, could be infused before, during or after surgery for a total of up to six treatment days. The primary efficacy objective of this trial, the elimination of red blood cell transfusions in at least 35 percent of the patients who received Hemopure, was achieved.

      Non-U.S. Phase 3 Non-cardiac Surgery Trial. Biopure completed a Phase 3 trial in Europe and South Africa in 1998 in non-cardiac surgery. Non-cardiac surgery refers to surgery that does not involve the heart and can include surgery of the digestive or urinary tract as well as orthopedic surgery. The primary objective of this trial was the avoidance of red blood cell transfusions for 28 days after non-cardiac surgery. This randomized, red blood cell controlled, multi-center study enrolled 160 patients, of which 83 were randomized to the Hemopure treatment group and 77 to the red blood cell treatment group. Up to 210 grams of hemoglobin, or seven units of Hemopure, were permitted during a six-day treatment period. The trial resulted in the clinically significant elimination of red blood cell transfusions in 43 percent of the patients who received Hemopure in the intent-to-treat population.

      U.S. Phase 2 Post-Cardiopulmonary Bypass Surgery Trial. A randomized, double-blind, red blood cell controlled, multi-center study in post-cardiopulmonary bypass surgery patients was completed in 1997. During cardiopulmonary bypass surgery, patients are connected to a heart and lung machine that replaces functions of the heart and lungs during surgery. The primary objective of this trial was the avoidance of red blood cell transfusions for 28 days after surgery. The study treated 98 patients, 50 of whom were infused with Hemopure and 48 of whom were treated with red blood cells. Up to 120 grams of hemoglobin, or four units of Hemopure, were administered over a three-day treatment period following surgery. The trial resulted in the clinically significant elimination of red blood cell transfusions in 34 percent of the patients that received Hemopure. In this study, 100 percent of the patients who received Hemopure did not require any red blood cells during the day of surgery.

      Additionally, we observed that the hematocrit, which is a measure of the packed red blood cell volume as a percentage of total blood volume, of the patients treated with Hemopure was similar to that of the red blood cell treated patients at both six and 28 days post-surgery. This trial was reported in the Journal of Thoracic and Cardiovascular Surgery, July 2002.

      U.S. Phase 2 Aortic Aneurysm Reconstruction Surgery Trial. In 1998, Biopure completed a randomized, red blood cell controlled, multi-center trial in abdominal aortic aneurysm reconstruction surgery. Aortic aneurysm reconstruction surgery involves repairing a damaged segment of the aorta, the body’s principal artery. This study treated 72 patients, of which 48 were randomized to the Hemopure treatment group and 24 to the red blood cell treatment group. The maximum dosage was 150 grams of hemoglobin, 30 grams more than the post cardiopulmonary bypass trial. Usually aortic aneurysm reconstruction surgery involves much more blood loss than post cardiopulmonary bypass surgery. In this trial, Hemopure was used during the surgery in contrast to the post cardiopulmonary bypass trial, where use began after surgery. The trial resulted in the clinically significant elimination of red blood cell transfusions in 27 percent of the patients that received Hemopure. The trial was reported in the Journal of Vascular Surgery, February 2000.

      Safety Summary. In 21 completed clinical trials, 797 patients received Hemopure and 661 control group patients received allogenic red blood cells and/or colloidal or crystalloid fluids. Some patients in the Hemopure-treated group also received allogenic red blood cells and/or other fluids per the trial design.

      Based on the integrated safety database in our orthopedic surgery BLA, which combines data from 21 clinical trials, 93% of the patients in the Hemopure group and 88% of the control group patients experienced at least one adverse event (AE), and 23% of the Hemopure patients and 18% of the control group patients experienced at least one serious adverse event (SAE). As expected, the incidence of AEs and serious AE’s (SAEs) increased in both groups as patients’ transfusion needs increased. Many of these events are commonly experienced by surgery patients.

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

      The FDA has expressed concerns about the current Hemopure marketing application, or BLA, based on safety and efficacy questions arising from the Phase 3 orthopedic surgery trial. Because of these concerns it has required us to conduct the animal studies described on page 4.

Trauma(1)

      If the safety and effectiveness of Hemopure in trauma patients experiencing acute loss in the out-of-hospital setting can be demonstrated to the FDA’s satisfaction, we believe that the product’s multi-year room temperature stability, universal compatibility and other properties could allow it to be stockpiled, positioned abroad, and carried or stored in remote locations. These attributes may make it well suited for use on the battlefield, in ambulances, and in the Strategic National Stockpile.

      In March 2003, the U.S. Naval Medical Research Center (NMRC) signed a collaborative research and development agreement (CRADA) with Biopure to help fund and conduct a two-stage randomized, standard therapy controlled trial of Hemopure in out-of-hospital resuscitation of patients with severe hemorrhagic shock. Entitled “Restore Effective Survival in Shock” (RESUS), the trial is intended to support an indication for out-of-hospital military and civilian trauma applications.

      Before the RESUS trial of Hemopure can move forward, the NMRC, which has primary responsibility for the trial under the CRADA (after an amendment in fiscal 2004), must submit the results of an FDA-requested preclinical study for the agency’s evaluation. Because the RESUS protocol involves waiver of patient informed consent (WIC), regulations require that the NMRC submit a separate investigational new drug application (IND). Once a new IND is assigned and the final RESUS protocol is agreed upon between the NMRC and the FDA, the participating hospitals’ internal review boards must approve the protocol. This process may require obtaining separate approvals at each trial site for the WIC community notification program, which begins prior to patient enrollment, and for the actual initiation of patient enrollment.

(1)	Completion of the proposed RESUS clinical trial of Hemopure in trauma may be contingent upon further funding.

      To date, approximately $18.5 million in Congressional funding has been appropriated, granted or otherwise earmarked to support the trauma development program for Hemopure.(2) In South Africa, we are conducting a single-center Phase 2 clinical trial of Hemopure in trauma patients in the hospital setting to collect safety data. This ongoing trial in South Africa is not required as a predicate to the RESUS trial or any other pivotal trial for out-of-hospital use in trauma.

      The NMRC has met with the FDA concerning the out-of-hospital RESUS protocol and is preparing to file an IND, following completion of a requested animal study.

      The NMRC had previously tested Hemopure in preclinical experiments in swine models of hemorrhagic shock that mimic military trauma scenarios. At the annual scientific meeting of the Eastern Association for the Surgery of Trauma (EAST) in January 2004, investigators from the NMRC, Walter Reed Army Medical Center, Biopure and Yale University presented the results of an experiment comparing a low-volume resuscitative fluid [Hetastarch (6%)] to Hemopure in a swine model of uncontrolled hemorrhagic shock incorporating liver injury and delayed evacuation. The results showed that, despite mild blood vessel constriction, Hemopure more effectively stabilized hemodynamics, urine output and tissue oxygenation, decreased fluid requirement and blood loss, and increased survival compared with the material used in the control animals. This study was also reported in the Journal of Trauma, Injury, Infection, and Critical Care, October 2004.

      In the October 2003 issue of the Journal of Trauma, Injury, Infection, and Critical Care, medical researchers from Wilford Hall Medical Center (WHMC) at Lackland Air Force Base reported results of preclinical studies designed to evaluate the effectiveness of Hemopure compared with other low-volume resuscitation fluids in a swine model of controlled hemorrhagic shock. The study results suggest that Hemopure may be an effective primary resuscitation fluid for military or rural trauma settings where logistical constraints and prolonged transport times are common.

Ischemia

      The ability of Hemopure molecules to circumvent partial occlusions could potentially benefit patients suffering from ischemic conditions by supplying oxygen to tissues that are receiving inadequate numbers of red blood cells. Inadequate tissue oxygenation due to partial vessel blockage or constriction can cause heart attack, angina and transient ischemic attack, which is a precursor to stroke. In these situations, treatment with red blood cell transfusions would not be effective because red blood cells are too large to pass through or around blockages. Biopure has completed preclinical studies with results supporting these potential indications. At the annual meeting of the American Society of Anesthesiologists (ASA) in October 1999, medical researchers from University Hospital Eppendorf in Hamburg, Germany, presented data from a preclinical canine study demonstrating that Hemopure sustained heart tissue oxygenation and heart function during 90 percent constriction of a coronary artery [Anesthesiology. 1999;91(3A):A697. Abstract].

      In December 2003, Biopure began a multi-center European Phase 2 clinical trial as a pilot safety study of Hemopure in the setting of elective angioplasty and stent procedures in percutaneous coronary intervention (PCI). This pilot trial will assess the safety of the product in adult patients with coronary artery disease. Approximately 45 patients will be evenly randomized to intravenously receive placebo or 15 or 30 grams of hemoglobin in the form of Hemopure before undergoing PCI. Patients will be monitored until discharged from the hospital and at 30 days post-infusion. The trial is being conducted in the cardiac catheterization laboratories at academic hospitals in The Netherlands, Belgium and Germany.

      As described above under “Developments,” we have begun to discuss with the FDA the possible application for an IND for therapeutic use in patients who have heart attacks.

(2)	$5,102,306 is from Grant DAMD17-02-1-0697. The U.S. Army Medical Research Acquisition Activity, 820 Chandler Street, Fort Detrick MD 21702-5014, is the awarding and administering acquisition office.

Oxyglobin

      Our veterinary product, Oxyglobin, is similar to Hemopure except for its molecular size distribution. The FDA Center for Veterinary Medicine approved Oxyglobin in 1998 and the European Commission approved Oxyglobin in 1999, in both cases for the treatment of canine anemia, regardless of the cause of the anemia. Anemia in dogs often results from blood loss, disease or ineffective red blood cell production. Oxyglobin sales were $2.4 million in fiscal 2004, $4.0 million in fiscal 2003 and $2.0 million in fiscal 2002. The decline in fiscal 2004 sales is attributable to our decision to curtail the manufacture and marketing of Oxyglobin in order to reduce our operating costs until such time, if ever, that we can realize manufacturing economies of scale. Although some of our customers account for more than 10% of Oxyglobin sales, we are not dependent upon a single customer or group of customers, the loss of which would have a material adverse effect on our Oxyglobin business.

      As of December 31, 2004 and December 31, 2003, we had no backorders for Oxyglobin. As of December 31, 2002 we had $1.3 million in backorders, attributed to a plant shutdown during expansion. All of the backlog was filled in fiscal year 2003.

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

      Investments in long-lived assets include property and equipment, as well as construction in progress and new facility construction; real property license rights related to the source, supply and initial processing of our major raw material; and the asset related to expenditures for a planned manufacturing facility in South Carolina.

Raw Material Source

      Our products consist of bovine hemoglobin that has been purified, chemically modified and cross-linked for stability. Controlled herds of U.S. cattle raised for beef provide the raw material, bovine hemoglobin, used in our products. Cattle must meet the requirements of a herd management program we have in place to assure the origin, health, feed and quality of the cattle to be used as a raw material source. Suppliers to Biopure contract to maintain traceable records on animal origin, health, feed and care to assure the use of known, healthy animals. These safety standards and the fact that Biopure’s pharmaceutical manufacturing process is validated to remove potential pathogens, if present, provide controls that currently are not and cannot be established for donated human blood.

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

Manufacturing Processes

      A cell washing filtration process removes plasma proteins in the bovine blood. Washed cells are next placed in a centrifuge that separates the red blood cells from other, remaining blood components. The hemoglobin is extracted from the red blood cells and is then diafiltered to remove red blood cell wall debris and other contaminants. The resulting material is a cell-free hemoglobin intermediate. A semi-continuous purification process involving a high performance liquid chromatography process purifies the hemoglobin intermediate. Next, the purified hemoglobin is polymerized, or linked, by the addition of a cross-linking agent. Polymerized and stabilized material is placed into a physiologic solution, then fractionated if required, and concentrated. The final product is filtered into sterilized batch holding tanks, and then it is filled into bags.

Marketing

Hemopure

      Biopure expects to market Hemopure to hospitals initially. Biopure recognizes that it is crucial to establish a core understanding among opinion leaders that Hemopure fills an important medical need and that systematic development of opinion leader advocacy is necessary for capturing and maintaining a leadership position. Biopure expects to use publications and educational forums, such as seminars and presentations at meetings of medical specialists. Biopure has trained approximately 400 doctors and nurses in South Africa in the use of the product. Biopure also made 2,000 units available for use in South Africa without charge. Biopure engaged a distributor in South Africa in 2000 and terminated the distribution agreement in 2003. Biopure is attempting to formalize the termination of the agreement and is considering alternative arrangements.

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

      Biopure sells Oxyglobin direct to veterinarians in the United States. As part of our decision to curtail Oxyglobin sales and selling expenses in fiscal 2004 we terminated all of the U.S. distribution arrangements we had in place for Oxyglobin and are selling directly to a limited number of customers. Foreign revenues, consisting of revenues from our distributor in the United Kingdom, were $331,000 in fiscal 2004.

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

      Some of our competitors and potential competitors may have greater financial and other resources to develop, manufacture and market their products. Existing competitors of which we are aware in the development of hemoglobin-based oxygen therapeutics, Northfield Laboratories Inc. and Hemosol Inc., use hemoglobin extracted from human red blood cells as their raw material. The Northfield product is currently in a pivotal, U.S. Phase 3 clinical trial, and a Phase 3 clinical trial for the Hemosol product was stopped by Hemosol. Hemosol has stated to the public that, as part of its revised business model, it is discontinuing development of its current hemoglobin-based oxygen carrier and may pursue the development of other potential formulations. We believe that two privately held companies are conducting clinical trials of hemoglobin based oxygen carriers in Europe: one a Phase 3 clinical trial and one a Phase 2. We are not aware of any competitor that has completed a pivotal, U.S. Phase 3 clinical trial of a product as an alternative to red blood cell transfusions in surgery. Biopure believes that its use of bovine red blood cells is an advantage over products made from outdated donated human red blood cells because of the availability, abundance, ability to control source, cost and relative safety of bovine red blood cells. However, the use of bovine derived blood products may encounter resistance from physicians and patients. Among other things, public perceptions about the risk of “mad cow disease” may affect market acceptance of Hemopure. We also believe that competitors may find it difficult to make or offer a hemoglobin-based oxygen carrier product having the product characteristics of Hemopure without infringing on one or more of our patents.

      Biopure knows of no companies developing oxygen therapeutic products intended to compete with Oxyglobin in the veterinary market.

      In the cardiovascular ischemia area we can expect to encounter competition from medical devices and drugs on the market or currently under development. Competitive factors in this area could include cost, ease of use and efficacy as well as financial ability to market the device or therapy.

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

      In total, we have 25 U.S. patents granted and 9 applications pending relating to our oxygen therapeutics. Our granted U.S. patents include:

•	three patents covering an ultra-purification process for hemoglobin solutions, regardless of the source of hemoglobin, two of which expire in 2006 and one of which expires in 2014; two patents covering the ultra-pure oxygen therapeutic solutions produced by this process expiring in 2009; one patent covering the chromatography purification of the hemoglobin solution, expiring in 2015; and one patent expiring in 2021 that covers the use of defibrinated bovine blood;

•	three patents regarding compositions having improved stability, of which two expire in 2015 and the third expires in 2016, and one patent covering processes for producing these compositions which expires in 2016;

•	four patents, all of which expire in 2015, covering improvements in preservation of such hemoglobin solutions;

•	two patents, which expire in 2015 and 2016, covering improved methods for separating polymerized from unpolymerized hemoglobin;

•	two patents, which expire in 2015, covering methods of oxygenating tissue affected by inadequate red blood cell flow;

•	one patent, which expires in 2023, covering a method for improving oxygen transport by stored red blood cells;

•	one patent, which expires in 2016, covering the removal of pathogens, if present, from Biopure’s source material;

•	three patents, which expire in 2011, 2014 and 2015, covering methods for treating tumors; and

•	one patent, which expires in 2010, covering a sample valve for sterile processing.

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

Employees

      As of December 31, 2004, we employed 69 persons.

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

      Clinical trials typically are conducted in three sequential phases, but the phases may overlap. In Phase 1, the initial introduction of the drug into human subjects, the drug is usually tested for safety or adverse effects, dosage tolerance, absorption, metabolism, distribution, excretion and pharmacodynamics. Phase 2 clinical trials usually involve studies in a limited patient population to evaluate the efficacy of the drug for specific, targeted indications, determine dosage tolerance and optimal dosage and identify possible adverse effects and safety risks. Phase 3 clinical trials generally further evaluate clinical efficacy and test further for safety within an expanded patient population and at multiple clinical sites. Phase 4 clinical trials are conducted after approval to gain additional experience from the treatment of patients in the intended therapeutic indication. If the FDA approves a product, additional clinical trials may be necessary. A company may be able to use the data from these clinical trials to meet all or part of any Phase 4 clinical trial requirement.

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

      Reimbursement

      Biopure’s ability to commercialize its human product successfully will depend in significant part on the extent to which reimbursement of the cost of such product and related treatment will be available from government health administration authorities, private health insurers and other organizations. Third-party payors are increasingly challenging the price of medical products and services. Significant uncertainty exists as to the reimbursement status of newly approved health care products, and there can be no assurance that adequate third-party coverage will be available to enable Biopure to maintain price levels sufficient for realization of an appropriate return on its investment in product development. The public and the federal government have recently focused significant attention on reforming the health care system in the United States. A number of health care reform measures have been suggested, including price controls on therapeutics. Public discussion of such measures is likely to continue, and concerns about the potential effects of different possible proposals have been reflected in the volatility of the stock prices of companies in the health care and related industries.

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

      Biopure manufactures separation materials in a 10,000 square foot plant in New Hampshire. The current annual lease payment for this facility is $56,000. The lease expires on March 31, 2005. Biopure has an option to extend this lease for an additional five years. Biopure also leases 10,000 square feet of warehouse space in New Hampshire. The current annual lease payment is $51,000. The lease expires on May 31, 2007.

      Biopure leases two facilities for office and research space in Massachusetts. One lease covers 24,000 square feet, and its current annual lease payment is $262,000. This lease expires on December 31, 2007. Biopure has an option to extend this lease for ten five-year periods, or an additional 50 years. The other lease, of office space, covers 14,000 square feet. This lease expires on February 29, 2008, and annual lease payments are $329,000. Following reductions in force we sublet this space for annual lease payments averaging approximately $250,000.

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

      Biopure’s current process is designed to be scalable, such that additional capacity can be obtained by adding duplicate equipment and additional raw material including power and water. In fiscal 2002, Biopure completed construction of a 1,700 square foot building abutting its research and manufacturing building and added utilities to maximize production in Cambridge. The Cambridge facilities as enlarged currently have the design capacity to produce approximately 75,000 Hemopure units (250 ml/unit) or approximately 263,000 Oxyglobin units (125 ml/unit) or 500,000 of the smaller Oxyglobin bags (60 ml/unit). This capacity can be used for any combination of Oxyglobin and Hemopure units. The Cambridge facility could produce up to an estimated 100,000 Hemopure units per year upon further validation. We have also completed most of the engineering for anticipated future construction of a new manufacturing plant designed to produce 500,000 Hemopure units per year.

      To reduce costs, we significantly reduced our manufacturing staff during fiscal 2003 and 2004. Our current staffing level can support the manufacture of up to 1,500 Hemopure units or 5,300 larger Oxyglobin units or 10,000 of the smaller Oxyglobin bags per year or any combination thereof. Manufacturing at this rate is expected to continue until increase is needed.

      Biopure purchased land in South Carolina and completed engineering work sufficient to support the start of construction of a new plant with a designed annual capacity of 500,000 units of Hemopure. The Company does not know whether or when financing may be completed or construction of a new facility might occur. Biopure believes that the engineering from this plant will be applicable to any future new plants.

Item 3.	Legal Proceedings

      The information in Note 13 to the Consolidated Financial Statements included in this report is incorporated by reference in this Item 3.

Item 4.	Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

Executive Officers of the Registrant

      The executive officers of Biopure are as follows:

Name	Title

Zafiris G. Zafirelis	President and Chief Executive Officer
Carl W. Rausch	Vice Chairman and Chief Technical Officer
Francis H. Murphy	Chief Financial Officer
Jane Kober	Senior Vice President, General Counsel and Secretary
Geoffrey J. Filbey	Vice President, Engineering
Barry L. Scott	Vice President, Business Development

      Zafiris G. Zafirelis, 59, has been President, Chief Executive Officer and a director of Biopure since June 2004. From 2002 to 2004 he was Chief Executive Officer and a director of MedQuest Products, a developer of implantable ventricular assist devices. From 1996 until 2002 he was Chief Executive Officer of Cardiac Assist, Inc., where he also served as a director beginning in 2000. He holds a graduate diploma in chemistry from the University of Rhodesia and an M.B.A. from the University of Southern California.

      Carl W. Rausch, 56, is a co-founder of Biopure and has served as Vice Chairman and Chief Technical Officer of Biopure since July 2002. From 1997 until 1999, Mr. Rausch was President of Biopure, and from 1984 until 2002 was Chairman and Chief Executive Officer. He holds an M.S. degree in chemical engineering from the Massachusetts Institute of Technology and holds an M.S. degree in medical engineering and a B.S. degree in chemical engineering from Tufts University.

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

      Francis H. Murphy, 66, was Chief Financial Officer of Biopure from 1999 until February 2003, when he became Senior Vice President, Engineering and Process Technology. In February 2004 he became interim CEO of Biopure, and in June 2004 he again became Chief Financial Officer. Before joining Biopure, Mr. Murphy had been International Vice President and business manager for Japan, Latin America and Asia Pacific for the Corning Science Product Division of Corning Incorporated. He holds an M.B.A. degree from Boston University and a B.S. degree in industrial engineering and a B.A. degree from Rutgers University.

      Geoffrey J. Filbey, 61, joined Biopure in 1985 and has served as Vice President, Engineering since 1995. Mr. Filbey previously worked at Stone & Webster Engineering Corporation for 14 years as a project manager and process engineer. He holds a B.Sc. degree in engineering from the City University in London, England.

      Barry L. Scott, 55, has been Vice President, Business Development since June, 2002. From 1998 until 2002 Mr. Scott worked for Bristol-Myers Squibb Company, most recently as Vice President, International Business Development, Europe. From 1996 until 1998 he was the general manager of Bristol-Myers Squibb, Ltd., South Africa. Mr. Scott holds the Diploma in Education from the University of Rhodesia and the Diploma in Marketing Management from the Institute of Marketing Management, South Africa.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

      Market Information. The Company’s Class A Common Stock is traded on The Nasdaq Stock Market under the trading symbol “BPUR.” There is no established public trading market for the Class B Common Stock.

      The following table sets forth the high and low sales prices for the Class A Common Stock for each of the quarters in the two years ended October 31, 2004, as reported by The Nasdaq Stock Market.

	High	Low

Year Ended October 31, 2003
First Quarter	$5.75	$2.18
Second Quarter	$4.30	$2.43
Third Quarter	$7.20	$3.44
Fourth Quarter	$9.03	$2.80
Year Ended October 31, 2004
First Quarter	$3.75	$1.78
Second Quarter	$2.25	$1.23
Third Quarter	$1.07	$0.53
Fourth Quarter	$1.16	$0.32

      Holders. As of December 31, 2004 there were 859 holders of record of the Class A Common Stock. The Company issued all 117.7 shares of Class B Common Stock outstanding to one holder. Transfers of Class B Common Stock are restricted and as of December 31, 2004, the Company is not aware of any shares of Class B Common Stock having been transferred by such holder to any other person.

      Dividends and Repurchases. The Company did not pay dividends on its Class A Common Stock during the two fiscal years ended October 31, 2004 and does not plan to pay dividends on its Class A Common Stock in the foreseeable future. The Class B Common Stock is not entitled to dividends. The Company did not repurchase any of its equity during the fourth quarter of fiscal 2004.

Item 6.	Selected Financial Data

      Set forth below is selected financial data for the five years ended October 31, 2004.

	Fiscal Year Ended October 31,

	2004	2003	2002	2001	2000

	(In thousands, except per share data)
Statements of Operations Data:
Total revenues	$3,750	$4,019	$1,989	$3,489	$3,063
Cost of revenues	18,776	20,905	7,491	3,850	4,921

Gross loss	(15,026)	(16,886)	(5,502)	(361)	(1,858)
Operating expenses:
Research and development	9,746	10,504	25,982	34,609	26,378
Sales and marketing	2,253	6,447	2,938	2,622	2,320
General and administrative	14,807	13,475	12,235	15,365	9,878

Total operating expenses	26,806	30,426	41,155	52,596	38,576

Loss from operations	(41,832)	(47,312)	(46,657)	(52,957)	(40,434)
Total other income, net	167	270	874	3,538	4,356

Net loss	(41,665)	(47,042)	(45,783)	(49,419)	(36,078)
Basic and diluted net loss per common share	$(0.83)	$(1.27)	$(1.66)	$(1.97)	$(1.51)
Weighted-average common shares outstanding	50,097	36,952	27,582	25,066	23,947

	At October 31,

	2004	2003	2002	2001	2000

	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$6,448	$26,862	$19,710	$36,089	$88,828
Total current assets	12,666	37,842	28,536	42,249	95,920
Working capital	8,554	30,583	22,347	35,952	84,928
Net property and equipment	31,400	36,861	38,769	30,162	25,061
Total assets	45,126	85,625	78,277	84,187	121,287
Long-term debt (including current portion)	—	9,847	9,847	5,205	—
Total stockholders’ equity	39,716	68,377	62,057	70,893	108,510

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements and Risk Factors

      The following discussion of our financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and the related Notes included elsewhere in this report and with the information contained elsewhere in this report under the captions “Forward Looking Statements” and “Risk Factors.”

Overview

      On June 23, 2004, the Company announced that its board of directors had appointed Zafiris G. Zafirelis as the new president and chief executive officer and a board member, restructured the executive management team, eliminated an additional 25 positions to further reduce costs, and decided upon a change in corporate strategy to focus on the development of Hemopure for a cardiovascular ischemia indication, while also supporting our collaborative research and development agreement with the U.S. Naval Medical Research Center for a potential trauma indication. To facilitate this transition, Zafirelis has formed an interim operating team that includes several experienced senior advisors and has established a Medical Advisory Board of seven doctors with specialties in cardiovascular research, interventional cardiology and cardiac care.

      As described in Note 14 to the financial statements, the Company has received approximately $20.9 million, after expenses, from the sale of common stock and warrants since the end of fiscal 2004. We have also received $2.7 million from the exercise of warrants by investors. We believe that these funds, together with the Company’s cash on hand at October 31, 2004, will be sufficient to fund operations through January 2006.

      Significant additional capital will be required to fund our operations until such time, if ever, that the Company becomes profitable. We intend to seek additional capital through public or private sales of equity securities and, if appropriate, consider corporate collaborations for sharing development and commercialization costs. We also plan to continue to aggressively manage expenses. Since September 2003, we have reduced our workforce by more than two-thirds, from 246 employees at September 30, 2003 to 69 employees at October 31, 2004, and have significantly decreased marketing and manufacturing-related expenditures and deferred capital expenditures.

      We expect that our activities and expenditures for fiscal 2005 will be associated primarily with developing Hemopure for a cardiovascular disease indication and for a trauma indication, replying to the FDA’s safety and other questions posed by the FDA arising out of our previously submitted BLA to market Hemopure in the United States for an orthopedic surgery indication and working to stabilize and enhance our financial position by raising additional capital, explained above.

      In June 2004, we received notice from the Nasdaq National Market (Nasdaq NM) that the daily minimum bid price of our Class A common stock fell, and remained, below $1.00 for 30 consecutive business days. As a result, we are out of compliance with the $1.00 minimum bid price for continued inclusion of our

Class A common stock in the Nasdaq NM. On December 16, 2004 we received a notice from the Nasdaq NM providing the Company an additional 180 calendar days (until June 13, 2005) to regain compliance with the daily minimum bid price requirement for continued listing. To regain compliance, the bid price of our common stock must close at $1.00 per share or more for a minimum of 10 consecutive business days. If we do not regain compliance by June 13, 2005, we will be delisted unless we request a hearing.

      A number of factors pose uncertainties in estimating the amount of funds we may need to sustain operations, including:

•	The process of obtaining FDA marketing approval of Hemopure has risks of delays that make the ultimate development cost unpredictable. We are hopeful that we can respond to all issues the FDA has raised to date regarding our previously filed BLA for Hemopure for an orthopedic surgery indication, but since it is likely that we will need to conduct one or more additional human clinical trials, including a Phase 3 trial, before the FDA will consider approving Hemopure for any indication, we are evaluating all of our clinical and regulatory options. To that end, we are in the early stages of clinical development of Hemopure for indications in both trauma and cardiology. In Europe, a 45-patient Phase 2 clinical trial, assessing the safety of Hemopure in patients undergoing coronary angioplasty, has reached 69 percent enrollment. In South Africa, a 50-patient Phase 2 clinical trial, assessing the safety and tolerability of Hemopure in a hospital setting for emergency treatment of unstable patients who have significant blood loss as a result of blunt or penetrating trauma, has enrolled 10 patients.

•	Although Hemopure is already approved for commercial sale in South Africa for the treatment of acutely anemic surgery patients, the product has not yet been offered for sale in South Africa. Since we obtained marketing approval for Hemopure in South Africa clinicians have treated more than 330 patients in South Africa with Hemopure units that we previously provided without charge. We gave notice to our exclusive distributor in South Africa that we were terminating our distribution agreement according to its terms. We do not know when our first sales of Hemopure might occur in South Africa.

•	As described in Note 13 to the financial statements, Biopure is a defendant in litigation, the outcomes of which are unknown. It is also the subject of an investigation by the Securities and Exchange Commission and has received a “Wells Notice” from the Commission staff. The outcomes and financial effects of these matters cannot be determined at this time, nor can any adverse effect they may have on the price of our common stock and our ability to raise capital from sales of equity or otherwise.

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

Inventories

      Inventories are stated at the lower of cost (determined using the first-in, first-out method) or market. Inventories consist of raw material, work-in-process and Hemopure and Oxyglobin finished goods. Both Oxyglobin and Hemopure have a shelf life of 3 years from the date of manufacture and are reviewed periodically to identify expired units and units with a remaining life too short to be commercially viable based on projected and historical sales activity. Inventories are also subject to quality compliance investigations. Reserves are established for inventory that falls into these categories. The inventory of Hemopure finished goods represents those units the Company expects to sell in South Africa or to be used in pre-clinical and clinical studies, conducted by or on behalf of the United States Naval Medical Research Center (NMRC),

for which we will be reimbursed. If the Company experiences future delays in sales in South Africa or in the use of Hemopure by the NMRC, we may have to reserve for additional units in the future.

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

      Pursuant to SFAS 144, during the fourth quarter of fiscal 2004 we assessed our long-lived assets for potential impairment, with a particular emphasis on the asset related to a planned South Carolina manufacturing facility. As part of the review, we considered our lack of financing for this facility to date, the potential timing of construction activities, the extent to which the asset is site specific, and our ongoing plan to ultimately build a new facility in South Carolina. Based upon this analysis, we determined that, while the delays in obtaining financing for this facility, delays in obtaining FDA approval for Hemopure and a change in our clinical focus are significant and therefore indicators of potential impairment, the sales resulting from an approval of Hemopure in a cardiac indication, if obtained, would, in our view, ultimately exceed our current manufacturing capability. Based upon FAS 144, using an estimated undiscounted cash flow of the proposed facility, we believe that, if we obtain FDA approval of Hemopure for a cardiac ischemia indication, our plan for the South Carolina manufacturing facility would still be viable, we should be able to finance the proposed facility in the future on commercially reasonable terms and we should be able to generate sufficient positive future cash flows to recover our investment in the facility. Therefore, we have determined that no impairment exists at October 31, 2004. However, should there be a change in circumstances with respect to the South Carolina manufacturing facility or other long-lived assets, such changes may result in our recording significant impairment charges in the future.

Revenue Recognition

      The Company recognizes revenue from sales of Oxyglobin upon shipment, provided that there is evidence of a final arrangement, there are no uncertainties surrounding acceptance, collectibility is probable and the price is fixed. The Company sells Oxyglobin directly to veterinarians in the United States. The Company sells Oxyglobin to a distributor in the United Kingdom that sells the product in selected European countries through local veterinary distributors in Germany, France and the UK. Collectibility is reasonably assured once pricing arrangements are established, as these agreements establish the distributor’s intent to pay. The Company’s customers do not have a right to return product. The Company monitors creditworthiness on a regular basis and believes collectibility of product revenues is reasonably assured at the time of sale. The Company recognizes revenue from the U.S. military upon invoicing for reimbursable expenses incurred in connection with developing Hemopure for a trauma indication. Amounts received for future inventory purchases, recorded as deferred revenue, will be recognized upon shipment. Although Hemopure is approved for commercial sale in South Africa for the treatment of acutely anemic surgery patients, the product has not yet been offered for sale. Until substantial transactions have occurred and circumstances of distribution, storage and dispensing at medical facilities are experienced, revenues from Hemopure that is sold for clinical use in South Africa or for use in third party sponsored clinical trials will not be recognized until the units are actually used.

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

      Beginning in May 2002, when we began to make Hemopure for sale under our regulatory approval in South Africa, the primary function of the pilot plant changed from support of the development of Hemopure to production of goods for sale. Since then, all costs of maintaining and operating the pilot plant have been charged to inventory and cost of revenues. Any actual future use of the facility to manufacture product for research and development activities will be expensed. In addition, we have fully reserved for any clinical trial material units planned for use in Company-sponsored projects.

Results of Operations

      As the Company generates net losses, the key indicators of the losses are cost of revenues, research and development and other expenses consisting of sales and marketing and general and administrative. Inflation and changing prices have not had a significant impact on the Company’s revenues or loss from operations in the three years ended October 31, 2004. For fiscal 2004, 2003 and 2002, these items were as follows:

	2004		2003		2002

		Percent		Percent		Percent
	Amount	of Total Costs	Amount	of Total Costs	Amount	of Total Costs

Revenues
Oxyglobin	$2,376	—	$4,019	—	1,989	—
Other	1,374	—	—	—	—	—

	3,750		4,019		1,989
Cost of Revenues
Oxyglobin	4,327	9%	6,898	14%	3,044	6%
Hemopure	14,449	32%	14,007	27%	4,447	9%

Total Cost of Revenues	18,776	41%	20,905	41%	7,491	15%
Research and Development	9,746	21%	10,504	20%	25,982	54%
Sales and Marketing
Oxyglobin	806	2%	2,652	5%	1,936	4%
Hemopure	1,447	3%	3,795	8%	1,002	2%

Total Sales and Marketing	2,253	5%	6,447	13%	2,938	6%
General and Administrative	14,807	33%	13,475	26%	12,235	25%

Total Costs	$45,582	100%	$51,331	100%	$48,646	100%

Fiscal Years Ended October 31, 2004 and 2003

      The Company’s revenues consisted of sales of Oxyglobin and funds received from the U.S. Army, explained below. To reduce losses, Biopure enacted workforce and other cost reductions in October 2003 and in April and June 2004, significantly reduced sales, marketing and manufacturing expenditures, and is limiting Oxyglobin sales. As a result, the company expects substantially lower Oxyglobin sales for the foreseeable future than it had in fiscal 2003.

      During fiscal 2004, Biopure received $2.54 million from past congressional appropriations administered by the U.S. Army to reimburse the company for certain trauma development expenses and to prepay for initial Hemopure units to be used in the NMRC’s planned “RESUS” Phase 2/3 clinical trial in trauma patients with severe hemorrhagic shock (acute blood loss) in the out-of-hospital setting.(3) Of these funds, $1.36 million has been recorded as revenue in connection with research and development activities supporting the trauma program. The remaining $1.18 million has been recorded as deferred revenue and will be recorded as revenue as the Hemopure units are used in the clinical trial in trauma patients.

      Cost of revenues includes costs of both Oxyglobin and Hemopure, the company’s product for human use, although Hemopure was not offered for sale during fiscal 2003 or 2204. In May 2002, the Company started manufacturing Hemopure for future sale and therefore began charging unabsorbed fixed manufacturing costs to cost of revenues or to inventory (Hemopure) rather than to research and development.

      Hemopure cost of revenues, consisting of the allocation of unabsorbed fixed manufacturing costs, increased in fiscal 2004 compared to fiscal 2003 primarily due to a $2,200,000 write-down of inventory. Because of uncertainties surrounding the start date of potential Hemopure sales in South Africa, in the fourth quarter Biopure reduced its sales forecast, increased its inventory reserve by $2,200,000 and charged this expense to cost of revenues. Excluding this inventory write-down, Hemopure cost of revenues decreased

(3)	$5,102,900 is from Grant DAMD17-02-1-0697. The U.S. Army Medical Research Acquisition Activity, 820 Chandler Street, Fort Detrick MD 21702-5014, is the awarding and administering acquisition office.

$1,800,000 for the fiscal year compared to last year, primarily because of the workforce and other cost reductions.

      Oxyglobin cost of revenues decreased primarily due to the decreased number of Oxyglobin units sold in fiscal 2004 as compared to fiscal 2003. Due to extensive fixed manufacturing costs, Biopure expects that costs to produce Oxyglobin together with selling costs will exceed Oxyglobin revenues until the company is able to significantly increase its manufacturing operations by generating substantial sales of Hemopure®, its product under development for human use.

      Research and development expenses include engineering, pre-clinical studies, clinical trials, clinical trial materials and, through May 2002, an allocation of unabsorbed fixed costs of manufacturing. In the three years ended October 31, 2004, our research and development expenses have continued to be primarily for our one major project-the final phases of Hemopure development for use in patients undergoing surgery. A breakdown of our research and development expenses by major activity is as follows:

	2004	2003	2002

Phase 3 Orthopedic Surgery Trial	$—	$—	$2,497
Pilot Manufacturing Plant Costs Included in Research and Development	—	—	8,504
BLA Preparation and Support of Review Process	7,937	9,482	14,538
Cardiac Program	997	240	—
Trauma Program	681	226	—
Trauma Trial (South Africa)	130	—	—
Other Projects	1	556	443

Total	$9,746	$10,504	$25,892

Surgery/BLA Project

      The completed Phase 3 Hemopure orthopedic surgery trial cost approximately $37,000,000 over the four years from protocol development to the final report on July 26, 2002. These trial costs include costs incurred at 46 hospitals, trial site monitoring, data management, regulatory consulting, statistical analysis, medical writing and clinical materials and supplies, as well as Company personnel engaged in these activities. Costs incurred in submitting the Hemopure BLA for an orthopedic surgery indication include Company personnel and payments to third parties for manufacturing process documentation, medical consultants, regulatory consultants, integrating the safety and efficacy databases for all clinical trials and pre-clinical studies. Research and development expenses continue to include amounts for support of the BLA review process, including responding to FDA inquiries. The FDA letter of July 30, 2003 consisted of questions and requests for extensive additional information. In addition, during a meeting with the FDA on January 6, 2004 regarding the BLA, the FDA said that it would also require the results of three animal preclinical studies previously requested for the trauma program to be submitted for its review of the BLA and to allow the Company to conduct any additional human clinical trials in the United States. The Company has submitted to the FDA the final report on one of the studies. The other two studies have been completed, and the final reports are being compiled by the study investigators. As described above, our primary strategic focus is now the development of Hemopure for cardiac disease and trauma indications. We cannot predict whether we ever will realize material cash inflows from a surgery indication.

Cardiovascular and Trauma Projects

      Both the cardiovascular and the trauma projects are in early stages (i.e., safety clinical trials and preclinical animal studies). Total cardiovascular expenditures of $1.2 million as of October 31, 2004, consist of the costs of preparing and carrying out the ongoing Phase 2 clinical trial in Europe. Total trauma expenditures of $1.0 million as of October 31, 2004, consist of preparation costs primarily associated with protocol and study design. The costs of any additional clinical trials and preclinical studies that might be necessary cannot be estimated at the present time. If additional trials or preclinical studies are required, it cannot yet be determined when they will be completed, if at all. The risks and uncertainties associated with the early stage of planning and execution of these projects include, among other things, uncertainties about results that at any time could require us to abandon or greatly modify either project. Accordingly, we cannot estimate the period in which material net cash inflows for either of these two projects might commence, and we do not expect to obtain marketing approval earlier than 2007.

      The decrease in research and development in fiscal 2004 as compared to fiscal 2003 was primarily due to lower salary, consulting and BLA related expenses. The decreases are partially offset by other increases in clinical and regulatory expenses, including preclinical animal studies, an ongoing Phase 2 clinical trial in Europe in coronary angioplasty patients, and activities associated with the development of a potential trauma indication. Most of the $1.36 million Army reimbursement recorded as revenue in the fourth fiscal quarter, as explained above, related to research and development activities performed and related expenses incurred during fiscal 2004, including the preclinical studies requested by the FDA in order for the Company to conduct additional human clinical trials. The Company expects research and development expenses to be similar in fiscal 2005 as we continue developing the cardiovascular and trauma indications for Hemopure.

      Hemopure and Oxyglobin related sales and marketing expenses decreased in 2004 compared to 2003 primarily due to the reduction of staff and activities consistent with the Company’s cost-cutting measures. Past Hemopure marketing activities were primarily related to market research and medical education activities. The Company expects Hemopure and Oxyglobin sales and marketing expenses to be significantly lower in fiscal 2005 than in fiscal 2004.

      General and administrative expenses were $14.8 million in fiscal 2004 compared to $13.5 million in fiscal 2003. The increase in fiscal 2004 was mostly due to a $1.1 million increase in legal expenses, mostly associated with an investigation by the SEC and class action litigation, and a $407,000 increase in non-cash financing fees over fiscal 2003. The increases were partially offset by a $432,000 reduction in spending on consultants. The Company expects general and administrative expenses to be lower in fiscal 2005 since severance costs, non-cash financing fees and legal fees are expected to be lower.

      Shares used to calculate basic and diluted net loss per share were the actual weighted average number of common shares outstanding of 50,097,321 shares during 2004 and 36,951,548 shares during 2003. The increase in the number of shares outstanding is largely attributable to the issuance of 25,457,932 shares to investors.

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

	2003	2002	2001

Phase 3 Orthopedic Surgery Trial	—	$2,497	$9,175
Pilot Manufacturing Plant Costs Included in Research and Development	—	$8,504	$10,667
BLA Preparation and Support of Review Process	$9,482	$14,538	$11,216
Acquired Hemopure Preclinical Research	—	—	$1,604
Other Projects	$1,022	$443	$1,947

Total	$10,504	$25,982	$34,609

      The completed Phase 3 orthopedic surgery trial cost approximately $37,000,000 over the four years from protocol development to the final report on July 26, 2002. These trial costs include costs incurred at 46 hospitals, trial site monitoring, data management, regulatory consulting, statistical analysis, medical writing and clinical materials and supplies as well as company personnel engaged in these activities. Costs incurred in filing the BLA include company personnel and payments to third parties for manufacturing process documentation, medical consultants, regulatory consultants, integrating the safety and efficacy data bases for all clinical trials and pre-clinical studies. Research and development expenses continue to include amounts for support of the BLA review process including responding to FDA inquiries. If the FDA grants a marketing license for Hemopure, this major project will be substantially complete. However, the FDA complete response letter of July 30, 2003 consisted of requests for extensive additional information. These responses are estimated to cost approximately $4 million. The Company or the FDA could also conclude that one or more additional clinical trials will be necessary. Consequently, further expenditures on this major project, if any, cannot be estimated until further conversations with the FDA occur.

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

      The decrease in research and development in fiscal 2003 as compared to fiscal 2002 was primarily due to an $8.5 million reduction in unabsorbed fixed manufacturing costs charged to research and development as described in the cost of revenues discussion above. Our research and development expenses include an allocation for seven months in fiscal 2002 compared to no allocation in fiscal 2003. Also contributing to the reduction of expenses was a $4.5 million reduction in expenses associated with the FDA’s review of Biopure’s BLA for Hemopure and a $2.5 million reduction in expenses for activities associated with data organization and analyses for the Phase 3 orthopedic surgery trial of Hemopure, which was completed during fiscal 2002. Biopure anticipates increased research and development expenses in fiscal 2004 over fiscal 2003 primarily related to the Company’s activities in responding to the FDA’s complete response letter of July 30, 2003.

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

Liquidity and Capital Resources

      At October 31, 2004, we had $6.4 million in cash and cash equivalents. Since October 31, 2004 the Company has raised approximately $22.9 million, before expenses of approximately $2.0 million, in additional financing and has received $2.7 million from the exercise of warrants by investors (See Note 14 Subsequent events). The Company expects this funding, in addition to the cash and cash equivalents at October 31, 2004, to be sufficient to fund operations through January 2006. We expect to continue to explore opportunities to raise capital, through sales of equity securities and, if appropriate, to consider strategic collaborations for sharing development and commercialization costs. We plan to spend approximately $500,000 in fiscal 2005 on upgrades to our information technology systems and improvements in our manufacturing process at our existing facilities. The fiscal 2005 planned expenditures are included in the cash requirements identified above.

      The cost-cutting measures in 2003 and 2004 described above reduced the Company’s cash burn by $11.0 million during the second half of fiscal 2004 compared to the same period in fiscal 2003. We raised $12.0 million in net proceeds through sales of our common stock during fiscal 2004. On February 20, 2004, we raised $4,960,000 in net proceeds from the sale of our common stock and warrants in a private placement. On September 14, 2004, we raised net proceeds of $7,040,000 from the sale of shares and warrants in a public offering.

      Net cash used in operating activities decreased $10,389,000 in fiscal 2004 compared to the corresponding period last year. Cash provided by inventories increased by $5,430,000 compared to last year due mostly to lower production during fiscal 2004 compared to fiscal 2003 and an increase in reserves of $1,409,000. Cash provided by accounts receivable increased by $1,326,000 compared to last year because the Company is now selling most of its product directly to the end customer, rather than distributors. All U.S. customers are required to pay at the time of purchase and the Company is no longer extending credit to customers. Non-cash charges related to issuance of stock in 2004 of $967,000 resulted from settlements. Accrued expenses consumed $4,604,000 more cash during 2004 than in 2003 mostly due to payments made to consultants no longer retained by the Company and severance payments, including accrued vacation, made during fiscal 2004. Cash provided by deferred revenue was $1,177,000 in fiscal 2004 resulting from prepayment for Hemopure units to be used in the planned Phase 2/3 clinical trial by the NMRC. Cash outlays for property, plant and equipment decreased by $3,183,000 in fiscal 2004, as a result of the Company’s cost cutting measures.

      The following table summarizes the Company’s significant contractual obligations at October 31, 2004.

	Payments Due by Period

	Less than
	1 Year	1-3 Years	4-5 Years	Total

	(In thousands)
Operating Leases	$1,041	$1,614	$58	$2,713

      As of October 31, 2004, we had net operating loss carryforwards of approximately $306.0 million to offset future federal and state taxable income through 2024. Due to the degree of uncertainty related to the ultimate realization of such prior losses, no benefit has been recognized in our financial statements as of October 31, 2004.

Recently Issued Accounting Standards

      On December 16, 2004 the FASB issued SFAS No. 123®, “Share-Based Payment,” which is an amendment to SFAS No. 123, “Accounting for Stock-Based Compensation.” This new standard eliminates the ability to account for share-based compensation transactions using Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally requires such transactions be accounted for using a fair-value-based method and the resulting cost recognized in our financial statements. This new standard is effective for awards that are granted, modified or settled in cash in interim and annual periods beginning after June 15, 2005. In addition, this statement will apply to unvested options granted prior to the effective date. The Company will adopt this new standard effective for the fourth fiscal quarter of 2005, and it has not yet determined what impact this standard will have on its financial position or results of operations.

      In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities,” to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. Until now, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN No. 46 changes that by requiring a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN No. 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. In October 2003, the FASB issued Proposed Interpretation of FIN No. 46, which would require consolidation of variable interest entities created before February 1, 2003 for financial statements issued for the first reporting period ending after December 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company has adopted FIN 46, and it has not had a material adverse impact on its overall financial position and results of operations. See Note 6 to the accompanying consolidated financial statements for a discussion of the Company’s variable interest entity.

RISK FACTORS

      These risks and uncertainties are not the only ones we face. Others that we do not know about now, or that we do not now think are important, may impair our business or the trading price of our securities.

Company Risks

We have a history of losses and expect future losses.

      We have had annual losses from operations since our inception in 1984. In the fiscal years ended October 31, 2002, 2003 and 2004, we had losses from operations of $46,657,000, $47,312,000 and $41,832,000 respectively. We had an accumulated deficit of $470,338,000 as of October 31, 2004. We anticipate that we will continue to generate losses for the next several years. Even if Hemopure were to be approved by the FDA or the analogous European regulatory authorities, we may not be able to achieve profitable operations.

We require significant funding in order to continue to operate.

      We expect that the net proceeds from sales of stock and warrants since the end of fiscal 2004, together with our other cash on hand, will fund operations through January 31, 2006. Sufficient funds may not be available to us thereafter or on terms that we deem acceptable, if they are available at all.

      We are required under the Nasdaq Stock Market’s marketplace rules to obtain stockholder approval for any issuance of additional equity securities that would comprise more than 20 percent of Biopure’s total shares of common stock or voting power at a discount to the greater of book or market value in an offering that is not deemed to be a “public offering” by Nasdaq. Funding of our operations in the future may require stockholder approval for purposes of complying with the Nasdaq marketplace rules. We cannot assure you that we will be successful in obtaining any such required stockholder approval, or if such approval is obtained that we will be successful in raising additional funds, if they are available at all, on terms that we deem acceptable.

Failure to raise sufficient additional funds will significantly impair or possibly cause us to cease the development, manufacture and sale of our products and our ability to operate.

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

If we cannot retain the personnel we need, our costs will rise significantly. If we cannot hire or retain the best people, our operations will suffer.

      We appointed a new president and chief executive officer in June 2004 and formed an interim operating team that includes our CEO and outside consultants to assist us, primarily in our clinical and regulatory functions. Thus, we currently rely to a significant extent on outside consultants for several key roles, which may be a less cost-effective alternative than hiring employees for these positions. Furthermore, we may experience the loss of personnel, including executives and other employees, as a result of attrition, which we have previously experienced, including attrition following reductions in force. We expect that in the future we will need to recruit and retain personnel for several important positions, primarily clinical and regulatory. We may be unable to do so, in particular if we are unable to raise additional capital.

We may fail to obtain FDA approval for Hemopure, in which event we cannot market Hemopure in the United States, which would have negative consequences for the Company as a whole.

      We will not be able to market Hemopure in the United States unless and until we receive FDA approval. In pursuing both the cardiac and trauma indications for Hemopure, as a prerequisite to further clinical trials for Hemopure sponsored by us in the United States, we intend to continue to address, and will seek to respond as soon as practicable to, the FDA’s safety and other questions arising out of our previously-submitted BLA for an orthopedic surgery indication. Addressing these questions requires considerable data gathering and analysis. We must rely on contractors to complete some of the work. We have been delayed, and could be further delayed, in responding either by the contractors’ failure or inability to timely complete their tasks, or by other unanticipated delays or difficulties. Accordingly, at this time we do not know whether or when we will be able to respond fully to all of these questions and issues raised by the FDA. Furthermore, the FDA may find that responses we may give do not adequately address its questions and that the results of pre-clinical animal studies the FDA has asked for do not adequately address its concerns.

      Moreover, even if we adequately address the FDA’s questions, we will need to obtain FDA acceptance of the protocols for, and to complete, human clinical trials to obtain FDA approval for Hemopure for cardiac and trauma indications. In the case of the proposed acute myocardial infarction (AMI) indication, we expect to submit an IND application to the FDA and may only commence human clinical trials for this indication if we are able to satisfy any objections the FDA raises. To support the filing of the IND, we agreed to conduct a new preclinical study that expands on experiments currently underway. We cannot predict the outcome of this study and when we will submit the IND. Consequently, we do not know whether or when we will be able to commence a U.S. clinical trial of Hemopure for an AMI indication, or that we will be able to conduct or satisfactorily conclude additional clinical trials required to obtain FDA marketing authorization for this indication. In the case of the trauma indication, the NMRC is taking primary responsibility for designing and seeking FDA acceptance of a two-stage Phase 2/3 clinical protocol for trauma in the out-of-hospital setting and is expected to be principally responsible for conducting the trial. The FDA may delay or withhold such acceptance, or if it grants such acceptance and the trial is commenced and concluded, the results of the trial may not support marketing authorization of Hemopure for the proposed trauma indication. Similarly, in the case of our previously-submitted BLA for the orthopedic surgery indication, we would most likely be required to conduct additional clinical trials, the design of which would be subject to FDA review, and the results of such trials may not support marketing authorization.

      In addition, future governmental action or existing or changes in FDA policies or precedents may result in delays or rejection of an application for marketing approval. The FDA has considerable discretion in determining whether to grant marketing approval for a drug, and may delay or deny approval even in circumstances where the applicant’s clinical trials have proceeded in compliance with FDA procedures and regulations and have met the established end points of the trials. Despite all of our efforts, the FDA could refuse to grant marketing authorization for Hemopure. Challenges to FDA determinations are generally time consuming and costly, and rarely succeed. We can give no assurance that we will obtain FDA marketing authorization for Hemopure for any indication, and the failure to obtain any approval would have severe negative consequences for our company.

If we fail to obtain regulatory approvals in foreign jurisdictions, we will not be able to market Hemopure abroad.

      We also intend to seek to market Hemopure in international markets, including the European Union. Whether or not FDA marketing authorization has been obtained, we must obtain separate regulatory approvals in order to market our products in the European Union and many other foreign jurisdictions. The regulatory approval processes differ among these jurisdictions, and the time needed to secure marketing approvals may be longer than that required for FDA approval. These applications may require the completion of additional pre-clinical and clinical studies and disclosure of information relating to manufacturing and controls. Approval in any one jurisdiction does not ensure approval in a different jurisdiction. As a result, obtaining foreign approvals will require additional expenditures and significant amounts of time. We can give no assurance that we will obtain marketing authorization for Hemopure in any foreign jurisdiction other than that already obtained in South Africa.

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

      In addition, many factors could delay or result in termination of ongoing or future clinical trials. Results from ongoing or completed pre-clinical or clinical studies or analyses could raise concerns over the safety or efficacy of a product candidate. For example, in April, 2003, the FDA placed a proposed Phase 2 clinical trial of Hemopure for the treatment of trauma in the in-hospital setting on clinical hold citing safety concerns based on a review of data from our Phase 3 clinical trial in patients undergoing surgery. We cannot assure investors that the FDA will not place other clinical trials we sponsor on hold in the future. A clinical trial may also experience slow patient enrollment. The rate of completion of our clinical trials is dependent in large part on the rate of patient enrollment. There may be limited availability of patients who meet the criteria for certain clinical trials. Delays in planned patient enrollment can result in increased development costs and delays in regulatory approvals. Further, we rely on investigating physicians and the hospital trial sites to enroll patients. At our recommendation, the South African hospital that is the sole site for our trauma trial recently interrupted enrollment to address site procedures, not product related issues. In addition, patients may experience adverse medical events or side effects resulting in delays, whether or not the events or the side effects relate to the study material, and there may be a real or perceived lack of effectiveness of, or safety issues associated with, the product we are testing. We have experienced one such delay in our European coronary angioplasty trial.

We may not have the financial resources to fund required trials and our operations until FDA or European marketing authorization for Hemopure is obtained, if ever.

      We cannot sell Hemopure for any indication unless we receive FDA approval for that indication. The FDA requires a separate marketing approval for each proposed indication for the use of Hemopure in the United States. In order to market Hemopure for more than one indication, we will have to design additional clinical trials, submit the trial designs to the FDA for review and complete those trials successfully. If the FDA approves Hemopure for an indication, it may require a label cautioning against Hemopure’s use for indications for which it has not been approved. We may not have funds available to try to exploit Hemopure for all of its potential indications.

The Securities and Exchange Commission staff has preliminarily determined to recommend a civil injunctive proceeding against us and several of our former and current officers and directors. We and several of our former and current directors and officers are subject to consolidated class action lawsuits and we and seven of our former and current directors and officers are subject to consolidated derivative actions.

      During the fourth quarter of fiscal 2003, we were notified of a confidential investigation by the Securities and Exchange Commission, or SEC. On December 22, 2003, we and our former chief executive officer and board member and our former senior vice president, regulatory and operations, each received a “Wells Notice” from the SEC staff indicating the staff’s preliminary determination to recommend that the SEC bring a civil injunctive proceeding against the Company and such former officers. On April 29, 2004, our current chairman, a former director, our current chief technology officer and our current general counsel each also received a Wells Notice from the SEC staff indicating the staff’s preliminary determination to recommend that the SEC bring a civil injunctive proceeding against them. We have responded in writing to the “Wells Notice” received by the Company explaining why the SEC ought not to bring a proceeding. The investigation is ongoing and, to our knowledge, no formal recommendation has been made to date and we do not know what action, if any, the SEC staff may finally recommend. Following our announcement of the Wells Notices, a number of class action lawsuits, subsequently consolidated, were filed against us and several of our former and current executive officers in the U.S. District Court of Massachusetts, captioned “IN RE: Biopure Corporation Securities Litigation,” Civil Action No. 03-12628-NG. In addition, all members of our board of directors as of December 22, 2003, our general counsel and the Company are named as defendants in two derivative actions filed in January of 2004 in the U.S. District Court of Massachusetts, and subsequently consolidated, captioned “IN RE: Biopure Corporation Derivative Litigation,” Master Docket No. 1:04-cv-10177 (NG), claiming that such directors breached fiduciary duties in connection with the same disclosures that are the subject of the class action lawsuits. Details about the SEC investigation, the class actions and the derivative actions are contained in our most recent report on Form 10-Q which is incorporated herein by reference. We believe the class action lawsuits and derivative actions are without merit, and we intend to defend against them vigorously.

      There can be no assurance as to the outcome of any of these proceedings. Members of our board of directors and management may spend considerable time and effort cooperating with the SEC in its investigation and defending the class action lawsuits and derivative actions, which may adversely affect our business, results of operations and financial condition. We may incur substantial costs in connection with these proceedings, including significant legal expenses, fines, judgments or settlements that exceed the amount of, or are not covered by, our insurance policies. In addition, the uncertainty about the possible effect of these matters on our financial position and results of operations may adversely affect our stock price and our ability to raise capital.

The SEC proceedings may harm our business and financial condition if they result in substantial fines, judgments or settlements that exceed the amount of coverage under our insurance policies, or if such fines, judgments or settlements are not covered by our insurance policies.

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

      If we do not enter into a satisfactory distributorship agreement, we may be required to seek an alternative arrangement such as an alliance with a pharmaceutical company, or recruiting, training and retaining a marketing staff and sales force of our own. We may not be successful in obtaining satisfactory distributorship agreements or entering into alternative arrangements. If we fail to establish a revenue stream in South Africa, we might have to withdraw from that market.

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

If we cannot obtain market acceptance of Hemopure, we will not be able to generate adequate, profitable sales.

      Even if we succeed in obtaining marketing approval for Hemopure, a number of factors may affect future sales of our product. These factors include:

•	whether and how quickly physicians accept Hemopure as a cost-effective and therapeutic alternative to other products; and

•	whether medical care providers or the public accept the use of a bovine-derived protein in transfusions or as a therapeutic in cardiovascular disease, particularly in light of public perceptions in the United States, Europe and elsewhere about the risk of “mad cow disease.”

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

The manufacturing process for Hemopure is complicated and time-consuming, and we may experience problems that would limit our ability to manufacture and sell Hemopure.

      Our products are biologics and require product characterization steps that are more complicated, time-consuming and costly than those required for most chemical pharmaceuticals. Accordingly, we employ multiple steps to attempt to control the manufacturing processes. Minor deviations in these manufacturing processes or other problems could result in unacceptable changes in the products that result in lot failures, increased production scrap, shipment delays, product recalls or product liability, all of which could negatively impact our results of operations.

If we were unable to use our manufacturing facilities in Massachusetts or Pennsylvania, we would not be able to manufacture for an extended period of time.

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

      If Hemopure is approved by the FDA or the analogous European regulatory authorities, we will need to construct new manufacturing capacity to develop our business. The increase in our manufacturing capacity is dependent upon our obtaining substantial financing from third parties. Third parties can be expected to be unwilling to commit to finance a new manufacturing facility so long as we do not have approval of the FDA or the analogous European regulatory authorities to market Hemopure. We cannot assure you that sufficient financing for new manufacturing capacity will be available or, if available, will be on terms that are acceptable to us. We expect that, once we have the required significant financing in place, it would take 30 to 36 months, or more, to build a large Hemopure manufacturing facility and to qualify and obtain facility approval from the FDA and analogous European regulatory authorities.

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

      As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports on Form 10-K that contains an assessment by management of the effectiveness of the company’s internal controls over financial reporting. In addition, the public accounting firm auditing the company’s financial statements must attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting. This requirement will first apply to our annual report on Form 10-K for our fiscal year ending October 31, 2005. If our independent registered public accounting firm does not provide us with an unqualified report as to the effectiveness of our internal controls over financial reporting as of October 31, 2005 and future year-ends as required by Section 404 of the Sarbanes-Oxley Act of 2002, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of your securities.

Provisions of our Restated Certificate of Incorporation and by-laws could impair or delay stockholders’ ability to replace or remove our management and could discourage takeover transactions that a stockholder might consider to be in its best interest.

      Provisions of our restated certificate of incorporation and by-laws, as well as our stockholder rights plan, could impede attempts by stockholders to remove or replace our management or could discourage others from initiating a potential merger, takeover or other change of control transaction, including a potential transaction at a premium over market price that a stockholder might consider to be in its best interest. In particular:

•	Our Restated Certificate of Incorporation does not permit stockholders to take action by written consent and provides for a classified board of directors, and our by-laws provide that stockholders who wish to bring business before an annual meeting of stockholders or to nominate candidates for election of directors at an annual meeting of stockholders must deliver advance notice of their proposals to us before the meeting. These provisions could make it more difficult for a party to replace our board of directors by requiring two annual stockholder meetings to replace a majority of the directors, making it impossible to remove or elect directors by written consent in lieu of a meeting and making it more difficult to introduce business at meetings.

•	Our stockholder rights plan may have the effect of discouraging any person or group that wishes to acquire more than 20 percent of our Class A common stock from doing so without obtaining our agreement to redeem the rights. If our agreement to redeem the rights is not obtained, the acquiring person or group would suffer substantial dilution.

Industry Risks

Intense competition could harm our financial performance.

      The biotechnology and pharmaceutical industries are highly competitive. There are a number of companies, universities and research organizations actively engaged in research and development of products that may be similar to, or alternatives to, Hemopure for orthopedic surgery, trauma or cardiac ischemia indications. We are aware that at least one public company competitor, Northfield Laboratories Inc., is in the advanced stages of developing a hemoglobin-based oxygen carrier produced from human blood that has passed its expiration date for human transfusion. Northfield’s product is in a Phase 3 clinical trial for a trauma indication. We are also aware that companies are conducting preclinical studies and clinical trials of hemoglobin-based or perfluorocarbon oxygen carriers. The products being developed by these companies are intended for use in humans and as such could compete, if approved by regulatory authorities, with Hemopure. We could also encounter competition in cardiovascular ischemia indications from certain medical devices and drugs on the market or currently under development.

      Increased competition could diminish our ability to become profitable or affect our profitability in the future. Our existing and potential competitors:

•	are conducting preclinical studies and clinical trials of their products;

•	might have or be able to access substantially greater resources than we have and be better equipped to develop, manufacture and market their products;

•	may have their products approved for marketing prior to Hemopure; and

•	may develop superior technologies or products rendering our technology and products non-competitive or obsolete.

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

      The federal government and private insurers have considered ways to change, and have changed, the manner in which health care services are provided in the United States. Potential approaches and changes in recent years include controls on health care spending and the creation of large purchasing groups. In the future, it is possible that the government may institute price controls and limits on Medicare and Medicaid spending. These controls and limits might affect the payments we collect from sales of our products. Assuming we succeed in bringing Hemopure to market, uncertainties regarding future health care reform and private market practices could affect our ability to sell Hemopure in large quantities at profitable pricing in the United States and abroad.

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

      We may be unable to meet the listing requirements of the Nasdaq National Market in the future. To maintain our listing on the Nasdaq National Market, we are required, among other things, to maintain a minimum bid price per share of at least $1.00. In June 2004, we received notice from the Nasdaq National Market that the daily minimum bid price of our Class A common stock had fallen, and remained below, $1.00 for 30 consecutive business days. As a result, we were out of compliance with the $1.00 minimum bid price for continued inclusion of our Class A common stock in the Nasdaq National Market and had, under Nasdaq rules, until December 14, 2004 to regain compliance. On December 15, Nasdaq notified us that we had not gained compliance and will have an additional 180 calendar days to meet the bid price requirement. We may not be able to regain compliance with the minimum bid price requirement. If we are unable to regain compliance by June 13, 2005, our Class A common stock may be delisted from the Nasdaq National Market. Delisting from the Nasdaq National Market would adversely affect the trading price and limit the liquidity of our common stock and therefore cause the value of an investment in our company to substantially decrease.

If we sell additional shares, our stock price may decline as a result of the dilution which will occur to existing stockholders.

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

      If our stock price declines, we may be unable to raise additional capital. A sustained inability to raise capital could force us to go out of business. Significant declines in the price of our common stock could also impair our ability to attract and retain qualified employees, reduce the liquidity of our common stock and result in the delisting of our common stock from the Nasdaq National Market.

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

      The trading price of our common stock has been and is likely to continue to be extremely volatile. During the period from November 1, 2002 through January 5, 2005, the trading price of our stock has ranged from a low of $0.27 per share (on December 9, 2004) to a high of $9.03 per share on August 1, 2003. Our stock price and trading volume could be subject to wide fluctuations in response to a variety of factors, including, but not limited to, the following:

•	failure to identify and hire permanent key personnel; loss of key personnel;

•	an inability to obtain or the perception that we will be unable to obtain adequate financing to fund our operations;

•	FDA action or delays in FDA action on Hemopure or competitors’ products;

•	the outcome of SEC investigations, or any litigation or threatened litigation;

•	publicity regarding actual or potential medical results relating to products under development by us or our competitors;

•	actual or potential pre-clinical or clinical trial results relating to products under development by us or our competitors;

•	delays in our testing and development schedules;

•	events or announcements relating to our relationships with others, including the status of potential transactions with investors, licensees and other parties;

•	announcements of technological innovations or new products by our competitors;

•	developments or disputes concerning patents or proprietary rights;

•	regulatory developments in the United States and foreign countries;

•	economic and other factors, as well as period-to-period fluctuations in our financial results;

•	market conditions for pharmaceutical and biotechnology stocks; and

•	communications from the Nasdaq National Market concerning delisting or potential delisting.

      External factors may also adversely affect the market price for our common stock. Our common stock currently trades on the Nasdaq National Market under the symbol “BPUR.” The price and liquidity of our common stock may be significantly affected by the overall trading activity and market factors on the Nasdaq NM.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

      The Company currently does not have any foreign currency exchange risks, with the exception of negligible exchange fluctuations associated with expenses for clinical trial and regulatory activities outside of the United States. Biopure sells Oxyglobin to its European distributors in U.S. dollars. The customers bear the risk of foreign currency exchange fluctuation. Dramatic fluctuations in exchange rates could result in either increases or decreases in unit sales as the effective unit price to the customer varies. The Company invests its cash and cash equivalents in money market funds. These investments are subject to interest rate risk. However, due to the nature of the Company’s short-term investments, it believes that the interest rate risk exposure is not material.

Item 8.	Financial Statements and Supplementary Data

      Financial Statements are submitted as a separate section of this report commencing on Page F-1.

      The following is a summary of quarterly (unaudited) financial results:

	4Q 2004	3Q 2004	2Q 2004	1Q 2004	4Q 2003	3Q 2003	2Q 2003	1Q 2003

	(In thousands, except per share data)
Statements of Operations Data:
Total revenues	$1,774	$333	$893	$750	$1,152	$885	$1,961	$21
Gross loss	(4,024)	(3,393)	(3,113)	(4,496)	(4,324)	(3,723)	(4,012)	(4,827)
Operating expenses:
Research and development	1,845	2,505	2,974	2,422	3,042	2,380	2,536	2,546
Sales and marketing	140	321	949	843	1,856	1,969	1,606	1,016
General and administration	3,318	3,207	5,009	3,273	3,880	3,342	3,526	2,727

Total operating expenses	5,303	6,033	8,932	6,538	8,778	7,691	7,668	6,289
Loss from operations	(9,327)	(9,426)	(12,045)	(11,034)	(13,102)	(11,414)	(11,680)	(11,116)
Other income, net	38	32	41	56	100	108	28	34

Net loss	$(9,289)	$(9,394)	$(12,004)	$(10,978)	$(13,002)	$(11,306)	$(11,652)	$(11,082)

Per share data:
Basic and diluted net loss per common share	$(0.15)	$(0.19)	$(0.25)	$(0.25)	$(0.30)	$(0.28)	$(0.35)	$(0.36)
Weighted-average shares used in computing basic net loss per common share	59,958	48,542	47,335	44,494	43,916	39,887	33,351	30,535

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

      Not applicable.

Item 9A.	Controls and Procedures

      We currently have in place systems relating to disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). The Company’s principal executive officer and its principal financial officer evaluated the effectiveness of these disclosure controls and procedures as of the end of our 2004 fiscal year in connection with the preparation of this annual report. They concluded that the controls and procedures are effective and adequate at that time. There were no significant changes in the Company’s internal control over financial reporting during the fourth quarter of fiscal 2004 that have materially affected, or are reasonably likely to materially affect the Company’s control over financial reporting.

PART III

      The information required by Item 10 — Directors and Executive Officers of the Registrant; Item 11 — Executive Compensation; Item 12 — Security Ownership of Certain Beneficial Owners and Management; Item 13 — Certain Relationships and Related Transactions; and Item 14 — Principal Accounting Fees and Services is incorporated into Part III of this Annual Report on Form 10-K by reference to the Company’s Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 6, 2005, except that the information required by Item 10 pertaining to executive officers of the Registrant is contained in Part I of this report.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

      (a) (1). The financial statements included in this report are listed on page F-1.

      (a) (3). The exhibits are set forth in the exhibit index. The management contracts, compensatory plans and arrangements filed as exhibits are identified by the letter “M” in the list of exhibits.

      (b) Exhibits are set forth on the following exhibit index. Management contracts, compensatory plans and arrangements are identified in the exhibit index by the letter “M.”

      (c) Not applicable.

EXHIBIT INDEX

Item 15(c).	Exhibits

Exhibits	Description	Location

3(i)	Restated Certificate of Incorporation of Biopure, as amended
3(ii)	By-laws of Biopure, as amended	(8)
4.1	Specimen Certificate for shares of the Company’s Common Stock	(10)
10.1	Lease Agreement, dated as of December 24, 2002, between Biopure and Sumter Realty Group, LLC	(1)
10.2	Agreement between Biopure and Moyer Packing Company, dated October 21, 1994	(2)
M 10.3	Amended and Restated 2002 Omnibus Securities and Incentive Plan	(8)
M 10.4	Agreement concerning sale of common stock, dated August 27, 2003, between the Company and Carl W. Rausch	(9)
M 10.5	Employment Agreement, dated as of June 23, 2004, between Biopure and Zafiris G. Zafirelis	(11)
10.6	Lease Agreement, dated October 12, 1990, between Biopure and Tarvis Realty Trust	(2)
10.7	Sublease between Cendant Operations, Inc. and Biopure Corporation, dated June 20, 2001	(7)
10.8	License Agreement for Waste Disposal System between Moyer Packing Company and Biopure Corporation, dated June 12, 2001	(7)
10.9	Lease Agreement, dated August 29, 1994, between Biopure and Eleven Hurley Street Associates	(2)
10.10	Lease Agreement, dated May 10, 1994, between Biopure and Tarvis Realty Trust	(2)
10.11	Lease Agreement, dated August 23, 1994, between Biopure and Tarvis Realty Trust	(2)
M 10.12	Employment Agreement with Carl Rausch, dated as of July 29, 2002	(6)
M 10.13	Promissory Note, dated July 29, 2002, from Carl Rausch	(6)
M 10.14	Agreement re loan, dated July 29, 2002, between the Company and Carl Rausch	(6)
M 10.15	Deferred Compensation Agreement, dated July 29, 2002, between Biopure and Carl Rausch	(6)
10.16	Employment Agreement Concerning Protection of Company Property and the Arbitration of Legal Disputes (all employees)	(2)
10.17	Rights Agreement between Biopure and American Stock Transfer & Trust Company, dated September 24, 1999	(3)
10.18	First Amendment to Lease between Sumter Realty Group, LLC, and the Company, dated as of February 24, 2003	(4)
10.19	License Agreement for Spur Facility between Moyer Packing Company and Biopure Corporation, dated June 12, 2001	(7)
10.20	Assignment and Assumption of Deed of Easement between Moyer Packing Company and Biopure Corporation, dated June 12, 2001	(7)
10.21	Distribution Agreement between the Company and Network Healthcare Holdings Limited	(5)
10.22	Amendment to Distribution Agreement between the Company, Network Healthcare Holdings Limited and Tshepo Pharmaceuticals (Pty) Limited	(5)
10.23	Letter Agreement between the Company and Network Healthcare Holdings Limited	(5)
10.24	Letter Agreement between the Company and Scanix Six (Pty) Ltd.	(5)

Exhibits	Description	Location

M 10.25	Employment Agreement, dated as of February 25, 2004, between the Company and Francis H. Murphy	(13)
10.26	Agreement of Sub-Sublease, dated as of November 11, 2004, between the Company and Senior Whole Health, LLC	(12)
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Zafiris G. Zafirelis pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Francis H. Murphy pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Zafiris G. Zafirelis pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Francis H. Murphy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed as an exhibit to the Company’s report on Form 10-K for the year ended October 31, 2002.

(2)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1/ A (File No. 333-78829) and incorporated herein by reference thereto.

(3)	Previously filed as an exhibit to the Company’s Report on Form 8-A dated November 4, 1999 and incorporated herein by reference thereto.

(4)	Previously filed as an exhibit to the Company’s report on Form 8-K dated March 13, 2003 and incorporated herein by reference thereto.

(5)	Previously filed as an exhibit to the Company’s report on Form 10-Q for the quarter ended April 30, 2001.

(6)	Previously filed as an exhibit to the Company’s report on Form 10-Q for the quarter ended July 31, 2002.

(7)	Previously filed as an exhibit to the Company’s report on Form 10-Q for the quarter ended July 31, 2001.

(8)	Previously filed as an exhibit to the Company’s report on Form 10-Q for the quarter ended April 30, 2003.

(9)	Previously filed as an exhibit to the Company’s report on Form 10-Q for the quarter ended July 31, 2003.

(10)	Previously filed as an exhibit to the Company’s Report on Form 8-A12B dated July 20, 1999 and incorporated herein by reference thereto.

(11)	Previously filed as an exhibit to the Company’s report on Form 8-K dated December 9, 2004 and incorporated herein by reference thereto.

(12)	Previously filed as an exhibit to the Company’s registration statement on Form S-2 (File No. 333-121151).

(13)	Previously filed as an exhibit to the Company’s report on Form 10-Q for the quarter ended April 30, 2004.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOPURE CORPORATION

By:	/s/ FRANCIS H. MURPHY

Francis H. Murphy
Chief Financial Officer

Dated: January 14, 2005

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHARLES A. SANDERS, M.D. Charles A. Sanders, M.D.	Director, Chairman of the Board	January 14, 2005

/s/ DAVID N. JUDELSON David N. Judelson	Director, Vice Chairman	January 14, 2005

/s/ CARL W. RAUSCH Carl W. Rausch	Director, Vice Chairman	January 14, 2005

/s/ ZAFIRIS G. ZAFIRELIS Zafiris G. Zafirelis	Director, President (Chief Executive Officer)	January 14, 2005

/s/ DANIEL P. HARRINGTON Daniel P. Harrington	Director	January 14, 2005

/s/ C. EVERETT KOOP, M.D. C. Everett Koop, M.D.	Director	January 14, 2005

/s/ JAY B. PIEPER Jay B. Pieper	Director	January 14, 2005

/s/ FRANCIS H. MURPHY Francis H. Murphy	Chief Financial Officer, Principal Accounting Officer	January 14, 2005

REPORT OF ERNST & YOUNG LLP, INDEPENDENT

REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Biopure Corporation

      We have audited the accompanying consolidated balance sheets of Biopure Corporation (the Company) as of October 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended October 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Biopure Corporation as of October 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 31, 2004, in conformity with United States generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

Boston, Massachusetts
December 10, 2004, except
with respect to Note 14,
as to which the date is
January 10, 2005.

BIOPURE CORPORATION

CONSOLIDATED BALANCE SHEETS

	October 31,

	2004	2003

	(In thousands, except share
	and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$6,448	$26,862
Accounts receivable, less allowance of $8 at October 31, 2003	109	762
Inventories	4,512	8,985
Prepaid expenses and other current assets	1,597	1,233

Total current assets	12,666	37,842
Property, plant and equipment:
Land	401	401
Equipment	37,751	36,820
Leasehold improvements	17,035	16,941
Furniture and fixtures	1,081	1,071
Construction in progress	43	804
New facility work in process	14,273	14,348

	70,584	70,385
Accumulated depreciation and amortization	(39,184)	(33,524)

Net property, plant and equipment	31,400	36,861
Deposit on new facility	—	10,000
Other assets	1,060	922

Total assets	$45,126	$85,625

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$542	$1,159
Accrued expenses	3,570	6,100

Total current liabilities	4,112	7,259
Long-term liabilities:
Long-term debt	—	9,847
Deferred revenue	1,177	—
Deferred compensation	121	142

Total long-term liabilities	1,298	9,989
Commitments and contingencies, Notes 8 and 12.
Stockholders’ equity:
Preferred stock, $0.01 par value, 30,000,000 shares authorized, no shares outstanding	—	—
Common stock:
Class A, $0.01 par value, 100,000,000 shares authorized, 69,951,982 and 44,494,050 shares issued and outstanding at October 31, 2004 and 2003, respectively	700	445
Class B, $1.00 par value, 179 shares authorized, 117.7 shares issued and outstanding	—	—
Capital in excess of par value	485,038	472,287
Contributed capital	24,574	24,574
Notes receivable from stockholders	(258)	(256)
Accumulated deficit	(470,338)	(428,673)

Total stockholders’ equity	39,716	68,377

Total liabilities and stockholders’ equity	$45,126	$85,625

See accompanying notes

BIOPURE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended October 31,

	2004	2003	2002

	(In thousands, except share and per share data)
Revenues:
Oxyglobin	$2,376	$4,019	$1,988
Other	1,374	—	1

Total revenues	3,750	4,019	1,989
Cost of revenues	18,776	20,905	7,491

Gross loss	(15,026)	(16,886)	(5,502)
Operating expenses:
Research and development	9,746	10,504	25,982
Sales and marketing	2,253	6,447	2,938
General and administration	14,807	13,475	12,235

Total operating expenses	26,806	30,426	41,155

Loss from operations	(41,832)	(47,312)	(46,657)
Other income (expense):
Interest income	141	226	679
Interest expense	—	—	(47)
Other	26	44	242

Total other income, net	167	270	874

Net loss	$(41,665)	$(47,042)	$(45,783)

Per share data:
Basic and diluted net loss per common share	$(0.83)	$(1.27)	$(1.66)

Weighted-average shares used in computing basic and diluted net loss per common share	50,097,321	36,951,548	27,582,301

See accompanying notes.

BIOPURE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock

	Class A		Class B		Capital in				Total
					Excess of	Contributed	Notes	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Par Value	Capital	Receivable	Deficit	Equity

	(In thousands, except share and per share data)
Balance at October 31, 2001	25,225,083	$252	117.7	$—	$383,570	$24,574	$(1,655)	$(335,848)	70,893
Exercise of stock options and warrants	2,842	—			40				40
Sale of common stock	5,121,297	52			35,382				35,434
Adjustment for stock issued for acquisition of research and development information	(3,852)	—							—
Land acquired upon exercise of stock option	8,000	—			134				134
Equity compensation					(61)				(61)
Payment of notes receivable from shareholders							80		80
Settlement of note receivable and accrued interest from shareholder							1,601		1,601
Amended note receivable to shareholder							(233)		(233)
Accrued interest							(48)		(48)
Net loss								(45,783)	(45,783)

Balance at October 31, 2002	30,353,370	304	117.7	—	419,065	24,574	(255)	(381,631)	62,057
Exercise of stock options and warrants	762,072	7			3,213				3,220
Sale of common stock	13,378,608	134			49,749				49,883
Equity compensation					260				260
Accrued interest							(1)		(1)
Net loss								(47,042)	(47,042)

Balance at October 31, 2003	44,494,050	445	117.7	—	472,287	24,574	(256)	(428,673)	$68,377
Sales of common stock	25,397,932	254			12,713				12,967
Equity compensation	60,000	1			38				39
Accrued interest							(2)		(2)
Net loss								(41,665)	(41,665)

Balance at October 31, 2004	69,951,982	$700	117.7	$—	$485,038	$24,574	$(258)	$(470,338)	$39,716

See accompanying notes.

BIOPURE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended October 31,

	2004	2003	2002

	(In thousands)
Operating activities:
Net loss	$(41,665)	$(47,042)	$(45,783)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,716	5,346	4,577
Equity compensation	39	260	(61)
Deferred compensation	(21)	(42)	(7)
Accrued interest on notes receivable from stockholders	(2)	(1)	(48)
Deferred revenue	1,177	—	—
Non-cash charges related to the issuance of stock	967	—	—
Non-cash inventory reserve adjustments	1,409	—	—
Equity in affiliate’s operations	—	—	32
Changes in assets and liabilities:
Accounts receivable	653	(673)	635
Inventories	3,064	(957)	(3,363)
Other current assets	(364)	(524)	62
Accounts payable	(617)	(1,004)	815
Accrued expenses	(2,530)	2,074	(923)

Net cash used in operating activities	(32,174)	(42,563)	(44,064)
Investing activities:
Purchases of property, plant and equipment	(199)	(3,382)	(8,352)
Escrow for new facility	153	—	—
Other assets	(194)	(6)	716

Net cash used in investing activities	(240)	(3,388)	(7,636)
Financing activities:
Net proceeds from sales of common stock	12,000	49,883	35,466
Expenses related to equity line	—	—	(32)
Proceeds from exercise of stock options, warrants and restricted stock	—	3,220	40
Payment of notes receivable from stockholders	—	—	80
Amendment of note receivable from stockholder	—	—	(233)

Net cash provided by financing activities	12,000	53,103	35,321

Increase (decrease) in cash and cash equivalents	(20,414)	7,152	(16,379)
Cash and cash equivalents at beginning of the year	26,862	19,710	36,089

Cash and cash equivalents at end of the year	$6,448	$26,862	$19,710

Supplemental Disclosure of Non Cash Investing Activities:
Land and license rights acquired upon exercise of stock option	$—	—	$134

New facility construction financed through capital lease (classified as long-term debt)	$—	$—	$4,642

Supplemental Disclosure of Non Cash Financing Activities:
Settlement of deferred compensation and accrued interest	$—	$—	$(1,601)

Settlement of note receivable and accrued interest	$—	$—	$1,601

Elimination of long-term debt	$(9,847)	$—	$—

Elimination of offsetting deposit	$10,000	$—	$—

See accompanying notes.

BIOPURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	The Company

Nature of Business and Risks and Uncertainties

      Biopure Corporation (Biopure, or the Company) develops and manufactures a new class of pharmaceuticals, called oxygen therapeutics, which are intravenously administered to deliver oxygen to the body’s tissues. Its products are Oxyglobin, for veterinary use, and Hemopure, for human use.

      The Company sells Oxyglobin in the United States for the treatment of anemia in dogs. In April 2001, the Company began selling Oxyglobin to a distributor in the United Kingdom. Oxyglobin is now available to veterinarians in selected European countries through established local veterinary distributors in Germany, France and the United Kingdom. In fiscal 2001, Hemopure was approved in South Africa for use in adult surgery patients to treat acute anemia and eliminate, reduce or delay red blood cell transfusion. To date, the Company has not offered Hemopure for sale in South Africa or recognized revenue related to sales of Hemopure in South Africa.

      In July 2002, the Company filed a marketing application, called a biologic license application (BLA), for Hemopure in the United States, for perioperative use of the product in patients undergoing elective orthopedic surgery who are acutely anemic and for the elimination or reduction of red blood cell transfusions in these patients. The application was accepted for review by the FDA in October 2002. On July 30, 2003, the FDA sent Biopure a complete response letter responding to the company’s BLA. This letter set forth all of the Agency’s questions as of that date, most of which focused on the conduct of the clinical trials and on clinical and pre-clinical data.

      During a meeting between Biopure and the FDA on January 6, 2004, regarding the BLA, the FDA said that it would also require the results of three animal preclinical studies previously requested for the trauma program to be submitted for its review of the BLA and to allow the Company to conduct additional human clinical trials in the orthopedic or any other indication. The Company has submitted to the FDA the final report on one of the studies. The other two studies have been completed, and the final reports are being compiled by the study investigators. These studies were designed, respectively, to asses the product’s effect on tissue perfusion, tissue oxygenation and volume expansion (colloidal effect) in swine. Subsequent to the January meeting, the FDA requested a fourth preclinical study which is required only if the Company pursues an indication in medical procedures, in a hospital setting, with a high risk of uncontrolled hemorrhage.

      In late June 2004, the Company announced that its board of directors had changed the Company’s corporate strategy to focus on the clinical development of Hemopure as an oxygen therapeutic for potential applications in cardiovascular ischemia, while also continuing, under our agreement with the Naval Medical Research Center (NMRC), the development of Hemopure for use in trauma patients. The Company has prioritized its efforts in responding to the FDA questions and requests for additional information arising out of our previously submitted Hemopure BLA for an orthopedic surgery indication to those that will support the cardiovascular and trauma projects.

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

BIOPURE CORPORATION

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

      Inventories consist of raw material, work-in-process and Hemopure and Oxyglobin finished goods. Both Oxyglobin and Hemopure have a shelf life of 3 years from the date of manufacture and are reviewed periodically to identify expired units and units with a remaining life too short to be commercially viable based on projected and historical sales activity. Inventories are also subject to quality compliance investigations. Reserves have been established for inventory that falls into these categories. The inventory of Hemopure finished goods represents those units the Company expects to sell in South Africa or to be used in pre-clinical and clinical studies expected to be conducted by or on behalf of the NMRC for which we will be reimbursed. If the Company experiences future delays in sales in South Africa or in the use of Hemopure by the NMRC, the company may have to reserve for additional units in the future.

      Investments in long-lived assets include property and equipment, as well as construction in progress and new facility construction; real property license rights related to the source, supply and initial processing of our major raw material; and the asset related to expenditures for a planned manufacturing facility in South Carolina. Pursuant to SFAS 144, the company examined its long-lived assets for potential impairment, with a particular emphasis on the asset related to the planned South Carolina manufacturing facility. As part of that review, it considered lack of financing for this facility to date, the potential timing of construction activities, the extent to which the asset is site specific, and its ongoing commitment to ultimately build our new facility in South Carolina. Based upon this analysis, it determined that while the delays in obtaining financing for this facility, delays in obtaining FDA approval for Hemopure and a change in clinical focus are significant and therefore indicators of potential impairment, the sales resulting from an approval of Hemopure in a cardiac indication, if obtained, would, in the Company’s view, ultimately exceed its current manufacturing capability. Based upon FAS 146, using an using an estimated undiscounted cash flow of the proposed facility, the Company believes that, if it obtains FDA approval of Hemopure for a cardiac ischemia indication, the Company believes its plan for the South Carolina manufacturing facility should still be viable, it should be able to finance the proposed facility in the future on commercially reasonable terms and it should be able to generate sufficient positive future cash flows to recover its investment in the facility. Therefore, the Company determined that no impairment exists for fiscal 2004. A modification of clinical plans could, however, trigger impairment of certain long-term assets.

      Since October 31, 2004, the Company has raised approximately $22.9 million, before offering expenses of approximately $2.0 million, in additional financing and has received $2.7 million from the exercise of warrants by investors (See Note 14 Subsequent events). The Company expects this funding, in addition to the cash and cash equivalents at October 31, 2004, to be sufficient to fund operations through January 2006. The Company is considering additional measures to reduce its cash burn, but additional capital will still be required to fund the Company’s operations until the Company becomes profitable. The Company intends to seek additional capital through sales of equity securities and, if appropriate, to consider strategic collaborations for sharing development and commercialization costs. However, there can be no assurance that adequate additional financing will be available to the Company on terms that it deems acceptable, if at all.

2.	Significant Accounting Policies

Basis of Presentation

      The consolidated financial statements reflect the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated.

BIOPURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Principles of Consolidation

      The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Biopure Netherlands, BV, Biopure South Africa, Pty, Ltd., Reperfusion Systems Incorporated, DeNovo Technologies Corporation and Biopure Overseas Holding Company and Neuroblok Incorporated, a 60% owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation. The Company’s treatment of foreign subsidiaries is consistent with the guidelines set forth in FAS 52 “Foreign Currency Translations.”

Financial Statement Estimates

      The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying Notes. Actual results could differ from those estimates.

Cash Equivalents

      The Company considers highly liquid instruments with original maturities of 90 days or less at the time of purchase to be cash equivalents. Cash equivalents are carried at cost, which approximate their fair market value. As of October 31, 2004 and 2003, cash equivalents principally consist of money market funds.

Inventories

      Inventories are stated at the lower of cost (determined using the first-in, first-out method) or market. Inventories consist of raw material, work-in-process and Hemopure and Oxyglobin finished goods. Both Oxyglobin and Hemopure have a shelf life of 3 years from the date of manufacture and are reviewed periodically to identify expired units and units with a remaining life too short to be commercially viable based on projected and historical sales activity. Inventories are also subject to quality compliance investigations. Reserves are established for inventory that falls into these categories. The inventory of Hemopure finished goods represents those units the Company expects to sell in South Africa or to be used in pre-clinical and clinical studies, conducted by or on behalf of the NMRC, for which we will be reimbursed. If the Company experiences future delays in sales in South Africa or in the use of Hemopure by the NMRC, it may have to reserve for additional units in the future.

Property and Equipment

      Property and equipment are recorded at cost and depreciated over the estimated useful lives of the assets using the straight-line method. The estimated useful lives are as follows:

Major equipment and engineering	9-12 years
Equipment	5-7 years
Leasehold improvements	Shorter of useful life or life of the lease
Furniture and fixtures	5 years
Computer software and equipment	3 years

      Included in property, plant and equipment for the fiscal years ended October 31, 2004 and 2003 is $13,916,000, net of depreciation, and $14,348,000, respectively, reflecting expenditures made by Biopure for the engineering and design costs of a new 500,000 unit Hemopure plant proposed to be constructed in South Carolina. The plant is expected to cost $120,000,000 and to be financed through a capital lease. See Note 8 for more information concerning the accounting for these expenditures.

BIOPURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Long-Lived Assets

      Real property licenses, stated at amortized cost of $563,000 as of October 31, 2004, are included in other non-current assets. Amortization is calculated using the straight-line method over the estimated useful life of the amortized assets, which is 13 years. The remainder of the balance of other non-current assets includes a property tax and replacement reserve of $244,000, required by the terms of the promissory note described in Note 6, prepaid expenses of $150,000 relating to the proposed South Carolina plant and security deposits for property the Company leases.

Long-Lived Assets

      In accordance with Financial Accounting Standards Board Statement (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company recognizes impairment losses on long-lived assets when indicators of impairment are present and future undiscounted cash flows are insufficient to support the assets’ recovery. During the fourth quarter of fiscal 2004 the Company considered these impairment rules as they relate to the Company’s new facility expenditures for the proposed South Carolina plant and determined that no impairment exists for fiscal 2004. See Note 1, Nature of Business and Risks and Uncertainties, for further discussion.

Revenue Recognition

      The Company recognizes revenue from product sales upon shipment provided that there is evidence of a final arrangement, there are no uncertainties surrounding acceptance, collectibility is probable, and the price is fixed. Shipping costs are charged to cost of revenues as incurred.

      The Company has included $1.4 million in other revenue and $1.2 million as deferred revenue in connection with the approximately $18.5 million in Congressional, Navy and Army funding that has been appropriated, granted or otherwise earmarked to support the trauma development program for Hemopure. The Company uses revenue recognition criteria as outlined in Staff Accounting Bulletin (“SAB”) No. 104 (“SAB 104”), “Revenue Recognition.” Accordingly, revenue is recognized on actual expenses incurred as they are incurred and paid. Amounts received for future inventory purchases, recorded as deferred revenue, will be recognized upon shipment.

Research and Development Costs

      Research and development costs are expensed as incurred. These costs include pre-clinical studies, clinical trials, costs of product used in trials and tests and, in fiscal 2003, product and process development and engineering. In fiscal 2002 these costs included an allocation of a portion of the unabsorbed fixed costs of manufacturing in addition to the costs mentioned above.

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

BIOPURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      If the compensation cost for the Company’s stock options had been determined based on the fair value at the date of grant, the Company’s net loss and net loss per share would have been as follows:

	2004	2003	2002

	(In thousands, except per share data)
Net loss as reported	$(41,665)	$(47,042)	$(45,783)
Add: Stock-based employee compensation cost included in the determination of net loss as reported	—	—	—
Deduct: Total stock-based compensation expense determined under the fair value method for all employee awards	(2,848)	(3,755)	(1,558)

As adjusted net loss	$(44,513)	$(50,797)	$(47,371)

Basic and diluted net loss per share:
As reported	$(0.83)	$(1.27)	$(1.66)
As adjusted	$(0.89)	$(1.37)	$(1.72)
Weighted average fair value of options granted	$1.35	$4.84	$5.66

      The weighted average fair value of each stock option included in the as adjusted amounts below was estimated using the Black-Scholes option-pricing model and is amortized over the vesting period of the underlying options. The assumptions used to calculate the SFAS No. 148 as adjusted disclosure and the weighted average information for the fiscal years ended 2004, 2003 and 2002 are as follows:

	Fiscal Years Ended October 31,

	2004	2003	2002

Risk-Free Interest Rates	3.18%	4.66%	5.21%
Expected Dividend Yield	—	—	—
Expected Life	5 Years	7 Years	7 Years
Expected Volatility	82%	80%	80%

      As stock options vest over several years and additional stock option grants are expected to be made each year, the above as adjusted disclosures are not necessarily representative of as adjusted effects on results of operations for future periods.

BIOPURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Dilutive weighted average shares does not include 22,935,618, 6,969,594 and 4,199,178 common stock equivalents for the years ended October 31, 2004, 2003 and 2002, respectively, as their effects would be anti-dilutive.

Concentration of Credit Risk and Significant Customers

      SFAS No. 105, “Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk,” requires disclosure of any significant off-balance-sheet risks and credit risk concentrations. The Company has no significant off-balance-sheet risk. Financial instruments, which subject the Company to credit risk, principally consist of cash, cash equivalents, accounts receivable and notes receivable from two officers. The Company maintains the majority of its cash balances with high quality financial institutions. Included in total accounts receivable for the fiscal year ended October 31, 2004 is $60,000 for reimbursement of expenses incurred relating to the trauma project. Prior to April 2004, the Company distributed Oxyglobin in the United States through several distributors and through one distributor in the United Kingdom. The distribution agreements with the distributors in the United States were terminated during fiscal 2004 when the Company began selling Oxyglobin directly to veterinarians in the United States mostly on a cash-in-advance basis. The Company is continuing to sell Oxyglobin through a distributor in the United Kingdom. This distributor represented 92% of total Oxyglobin accounts receivable at October 31, 2004. In fiscal 2003, the Company was selling Oxyglobin through distributors in the United States and the United Kingdom, five distributors represented 78% of total Oxyglobin accounts receivable at October 31, 2003 while three represented 68% of total Oxyglobin accounts receivable at October 31, 2002. The Company derived Oxyglobin revenue from three unrelated distributors in 2004 individually accounting for a total of 22%, 14% and 11% of total Oxyglobin revenues. The Company derived Oxyglobin revenue from three unrelated distributors in 2003 individually accounting for a total of 34%, 13% and 12% of total Oxyglobin revenues. The Company derived Oxyglobin revenue from five unrelated distributors in 2002 individually accounting for a total of 37%, 15%, 13%, 13% and 11% of total Oxyglobin revenues.

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

BIOPURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment Information

      SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” establishes standards for reporting information regarding operating segments and for related disclosures about products and services and geographical areas.

      Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions regarding resource allocation and assessing performance. To date the Company has viewed its operations and manages its business as principally one operating segment, which is developing, manufacturing and supplying a new class of pharmaceuticals, called oxygen therapeutics, which are intravenously administered to deliver oxygen to the body’s tissues. As of October 31, 2004 most of the Company’s assets are located in the United States. For the fiscal year ended October 31, 2004, customers in the United States and the Company’s distributor in the United Kingdom accounted for 86% and 14% of the Company’s Oxyglobin revenue recognized, respectively. For the fiscal year ended October 31, 2003, customers in the United States and the Company’s distributor in the United Kingdom accounted for 94% and 6% of the Company’s revenue recognized, respectively. For the fiscal year ended October 31, 2002, customers in the United States and the Company’s distributor in the United Kingdom accounted for 87% and 13% of the Company’s revenue recognized, respectively.

Recently Issued Accounting Standards

      On December 16, 2004 the FASB issued SFAS No. 123®, “Share-Based Payment,” which is an amendment to SFAS No. 123, “Accounting for Stock-Based Compensation.” This new standard eliminates the ability to account for share-based compensation transactions using Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally requires such transactions be accounted for using a fair-value-based method and the resulting cost recognized in our financial statements. This new standard is effective for awards that are granted, modified or settled in cash in interim and annual periods beginning after June 15, 2005. In addition, this statement will apply to unvested options granted prior to the effective date. The Company will adopt this new standard effective for the fourth fiscal quarter of 2005 and it has not yet determined what impact this standard will have on its financial position or results of operations.

      In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities,” to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. Until now, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN No. 46 changes that by requiring a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN No. 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. In October 2003, the FASB issued Proposed Interpretation of FIN No. 46, which would require consolidation of variable interest entities created before February 1, 2003 for financial statements issued for the first reporting period ending after December 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company has adopted FIN 46, and it has not had a material adverse impact on its overall financial position or results of operations. See note 6 for a discussion of the Company’s variable interest entity.

BIOPURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Cost Reduction Plans

      On June 23, 2004, the Company announced a restructuring plan that included the termination of 25 employees. Almost half of the employees terminated were from the Company’s manufacturing division and the remainder were from the research and development, sales and marketing and administration departments. During the remainder of fiscal 2004, in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (SFAS No. 146) the Company recorded within General and Administrative expense a charge of $584,000 related to this reduction in force. The charge primarily represented severance costs and fees for outplacement services. Through October 31, 2004, the Company paid $524,000 for costs related to this reduction in force and, as a result, had an accrual of $60,000 at October 31, 2004. These costs will be paid by the end of the first fiscal quarter of 2005.

      On February 19, 2004, the Company announced a cost reduction plan to decrease its ongoing cash burn. Under the plan, the Company terminated 49 employees, effective April 23, 2004. The employees terminated were primarily employees from the Company’s manufacturing division. In accordance with SFAS No. 146 the Company recorded within General and Administrative expense a charge of $578,000 related to this reduction in force. The charge primarily represented severance costs and fees for outplacement services. The Company paid $522,000 in severance costs and fees for outplacement services which represented the entire cash payments made pursuant to this reduction in force. The reduction in expected expenses was due to lower than anticipated costs for outplacement services. The remaining accrual of $56,000 was recorded as a credit to General and Administrative expenses during the fourth quarter of fiscal 2004.

      On October 30, 2003, the Company announced a cost reduction plan to decrease its ongoing cash burn. Under the plan, the Company terminated 72 employees. The employees terminated were primarily employees from the Company’s manufacturing division. During the fiscal year ended October 31, 2003, in accordance with SFAS No. 146, the Company recorded within General and Administrative expense a charge of $875,000 related to this reduction in force. The charge recorded represented primarily severance costs and fees for outplacement services. During the first six months of fiscal 2004, the Company paid $723,000 in severance costs and fees for outplacement services which represented the entire cash payments made pursuant to this reduction in force. The reduction in expected expenses was due to lower than anticipated costs for outplacement services. The remaining accrual of $152,000 was recorded as a credit to General and Administrative expenses during the second fiscal quarter of 2004.

4.	Transactions with Related Parties

      In August 1990, the Company made loans to certain directors and officers to allow them to purchase Class A Common Stock. The principal and interest for the loan that remains outstanding, not including the loan made to Carl Rausch, the Company’s vice chairman and chief technology officer, is approximately $24,000 and was due on October 31, 2002. The principal balance continues to bear interest until all principal and interest are paid. The note receivable for the loan bears interest at the prime rate (4.75% at October 31, 2004) and is included in stockholders’ equity in the accompanying consolidated financial statements. On November 19, 2004 Maria S. Gawryl, Ph.D. resigned as senior vice president of Research and Development. In connection with her resignation, the Company forgave her loan. The principal amount of $8,750 will be recorded as compensation to Dr. Gawryl.

      In August 1990, the Company awarded deferred compensation of $700,000 to Carl Rausch, then chairman and chief executive officer. The deferred amount with interest was to be paid on July 31, 2003. The Company also made a loan of $700,000 to Mr. Rausch in August 1990, the proceeds of which were used to purchase shares of the Company’s Class A Common Stock. On July 29, 2002, Mr. Rausch settled the interest accrued on his deferred compensation and the Company settled the interest due on the loan which were both $901,000. Biopure accelerated the deferred compensation payment of $700,000 to Mr. Rausch, of which $233,100 was withheld for taxes and the balance of $466,900 was paid on the loan, leaving a principal loan

BIOPURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

balance of $233,100. This remaining loan balance bears interest at the prime rate (4.75% at October 31, 2004) and is included in stockholders’ equity as notes receivable in the accompanying consolidated financial statements. Interest payments are required to be made and are made on a current basis, and the principal on the loan is due on July 31, 2007.

5.	Inventories

      Inventories, net of reserves, consisted of the following:

	October 31,

	2004	2003

	(In thousands)
Raw materials	$581	$1,270
Work-in-process	382	885
Finished goods — Oxyglobin	1,223	1,937
Finished goods — Hemopure	2,326	4,893

	$4,512	$8,985

      The inventory of Hemopure finished goods represents those units the Company expects to sell in South Africa or to be used in pre-clinical studies, conducted by or on behalf of the NMRC, for which it will be reimbursed. If the Company experiences further delays in sales in South Africa or in the use of Hemopure by the NMRC, it may have to reserve for additional units in the future. Any additional reserve would result in charges to operations through cost of revenues.

6.	Investment in Affiliate

      The Company accounts for certain investments in affiliated companies under the equity method of accounting. In July 1994, the Company acquired a 50% general partnership interest in Eleven Hurley Street Associates (EHSA), a real estate partnership, which owns the Company’s principal office and research and development facilities. The Company’s lease with EHSA requires annual rental payments of $262,000 from 2003 through 2007. In the event EHSA became insolvent or was unable to pay its obligations, the Company, as one of the general partners, could be liable for all partnership obligations to the extent partnership assets are not sufficient to satisfy such obligations. EHSA’s liabilities as of October 31, 2004 consist of a promissory note to a bank with a principal balance of $1,062,000. The note accrues interest at 8.63% and matures on January 30, 2006. As of October 31, 2004, the maximum potential amount of future payments under the note would be $1,168,000. The note is secured by the office and research and development facility which the Company believes has fair value sufficient to satisfy the current promissory note balance. Biopure currently leases this facility from EHSA for $262,000 annually under an operating lease expiring in December 2007 that is included as an operating lease commitment in our Annual Report on Form 10-K for the fiscal year ended October 31, 2004. In October 2003, the FASB issued Proposed Interpretation of FIN No. 46, “Consolidation of Variable Interest Entities,” which requires consolidation of variable interest entities created before February 1, 2003 for financial statements issued for the first reporting period ending after December 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of FIN 46 has not had a material adverse impact on the Company’s overall financial position or results of operations.

BIOPURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Accrued Expenses

      Accrued expenses consist of the following:

	October 31,

	2004	2003

	(In thousands)
Clinical trials	$—	$59
Pre-clinical animal studies	335	—
Accrued payroll and related employee expenses	277	487
Accrued health and dental premiums	154	340
Accrued vacation	420	629
Accrued legal and audit fees	641	451
Accrued severance	60	875
Accrued financing fees	537	537
South Carolina capital project	—	650
Other	1,146	2,072

	$3,570	$6,100

8.	Long-Term Debt

      In December 2001, the Company signed an amended letter of intent with Sumter Realty Group, LLC for the construction and financing of a manufacturing plant in Sumter, South Carolina, which is designed to produce 500,000 Hemopure units per year and expected to cost approximately $120,000,000. Under the letter of intent the financing would be in the form of a capital lease.

      In fiscal 2001, Biopure recorded on its balance sheet as a deposit a $10,000,000 escrow of cash and began investing in the design and engineering of the proposed new manufacturing facility to be located in Sumter, S.C. Under the letter of intent with Sumter Realty Group, LLC, Biopure was to be reimbursed for up to $10,000,000 upon FDA approval of Hemopure. As funds were invested the deposit remained at $10,000,000 and Biopure recorded a fixed asset representing the investment and long-term debt of an equal amount representing the expected capital lease obligation if financing was obtained. However, Sumter Realty Group’s inability to obtain financing for the proposed facility, the lack of FDA approval of the Company’s previously submitted biologics license application (BLA) for Hemopure in an orthopedic surgery indication and Biopure’s new clinical focus on the development of Hemopure for a cardiac ischemia indication and a trauma indication have delayed the need for increased manufacturing capacity and make the terms of any future plant financing uncertain. These changes in circumstances have caused the Company to conclude that it could no longer expect to execute a financing agreement whereby the Company would finance 100% of the facility, or that the $10 million would be refundable. Therefore, the $10,000,000 deposit and offsetting long-term debt of approximately $9,847,000 have been eliminated.

      Biopure had invested approximately $14,348,000 in the proposed new South Carolina manufacturing facility before work on the plant design and engineering was suspended. This expenditure is recorded as a fixed asset and, beginning in the third fiscal quarter of 2004, is being depreciated to account for the probability that portions of the design may need to be re-engineered as time elapses and technology changes.

      The Company has examined its long-lived assets for potential impairment, with a particular emphasis on the asset related to the planned South Carolina manufacturing facility. As part of the review, the Company considered its lack of financing for this facility to date, the potential timing of construction activities, the extent to which the asset is site specific, and the Company’s ongoing plan to ultimately build a new facility in

BIOPURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

South Carolina. Based upon this analysis, the Company determined that, while the delays in obtaining financing for this facility, delays in obtaining FDA approval for Hemopure and a change in the Company’s clinical focus are significant and therefore indicators of potential impairment, the sales resulting from an approval of Hemopure in a cardiac indication, if obtained, would, in the Company’s view, ultimately exceed its current manufacturing capability. In accordance with FAS 144, using an estimated undiscounted cash flow of the proposed facility, the Company believes that, if it obtains FDA approval of Hemopure for a cardiac ischemia indication, its plan for the South Carolina manufacturing facility should still be viable, it should be able to finance the proposed facility in the future on commercially reasonable terms and it should be able to generate sufficient positive future cash flows to recover the Company’s investment in the facility. Therefore, the Company has determined that no impairment exists at October 31, 2004. Modification of the Company’s clinical plans could, however, trigger impairment of certain long-term assets.

9.	Stockholders’ Equity

Stock Issuances

      On September 14, 2004, the Company sold 21,371,461 shares of its class A common stock and received proceeds of $8,335,000 before expenses of $1,295,000 and recorded an increase in stockholders’ equity of $7,040,000. The Company also issued, to these same investors, warrants to acquire 10,685,730 shares of its Class A Common Stock at an exercise price of $0.42 per share. These warrants were exercisable immediately and expire on the fifth anniversary of the date of issuance. The Company also issued to the placement agent, warrants to acquire 641,144 shares of its Class A Common Stock at an exercise price of $0.53 per share. These warrants are exercisable six months from the date of issuance and expire on the fifth anniversary of their date of issuance.

      On February 20, 2004, the Company sold 3,333,333 shares of its class A common stock and received proceeds of $5,000,000 before expenses of $40,000 and recorded an increase in stockholders’ equity of $4,960,000. The Company also issued, to these same investors, warrants to acquire 833,333 shares of its Class A Common Stock at an exercise price of $2.50 per share. These warrants were exercisable immediately and expire on the fourth anniversary of their date of issuance. On February 26, 2004, the Company issued an additional 343,138 shares as a purchase price adjustment to this transaction and incurred a non-cash charge of approximately $470,000 in fiscal 2004 in connection with this issuance.

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

      Biopure was a party to an equity line stock purchase agreement with a financial institution. The Company drew a total of $7,250,000 in exchange for 516,531 shares of Class A Common Stock during fiscal 2002 under this agreement. The agreement expired in June 2003.

Common Stock

      The holder of Class B Common Stock is not entitled to vote or to receive dividends. The Class B Common Stock is convertible into shares of Class A Common Stock according to a formula that is based upon a future fair market value of the Company and is conditioned upon the Company achieving U.S. FDA approval for Hemopure. The number of shares of Class A Common Stock to be issued in exchange for the Class B Common Stock will be determined based upon an independent valuation of the Company after FDA approval of the Company’s oxygen therapeutic product for humans. The valuation is then divided by

BIOPURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13,635,525 shares to arrive at a fair value per share of Class A Common Stock. The total investment in the Company, $142.3 million, divided by such per share fair value of Class A Common Stock, results in the number of shares of Class A Common Stock the holder will receive, limited to a maximum of 1,272,119 shares.

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

      Presented below is a summary of transactions related to stock options outstanding during 2004, 2003 and 2002:

	Year Ended October 31,

	2004		2003		2002

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Options outstanding at beginning of year	3,850,965	$10.37	2,960,324	$12.50	2,079,538	$15.28
Granted	4,960,610	1.35	1,030,704	4.84	1,049,950	7.66
Exercised	—	—	(375)	6.03	(2,776)	14.15
Forfeited	(1,341,818)	6.71	(110,422)	13.60	(161,254)	16.46
Expired	—	—	(29,266)	18.37	(5,134)	13.50

Options outstanding at end of year	7,469,757	$5.06	3,850,965	$10.37	2,960,324	$12.50

Options exercisable	4,775,384		2,411,746		1,872,793

BIOPURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes information about options outstanding at October 31, 2004:

	Options Outstanding

		Weighted		Options Exercisable
		Average
		Remaining	Weighted-		Weighted-
		Contractual Life	Average Exercise		Average Exercise
Exercise Price	Shares	(Yrs.)	Price	Shares	Price

$0.37-$1.78	4,599,618	5.8	$1.36	2,145,505	$1.63
$3.00-$7.48	1,045,774	7.0	5.57	833,598	5.49
$9.30-$12.00	1,262,587	5.1	11.80	1,238,403	11.80
$17.78-$26.10	561,778	4.1	19.26	561,778	19.26

	7,469,757	5.7	$5.06	4,779,284	$7.01

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

      In April 2002, the Company established the 2002 Plan, which provides for the granting of incentive stock options, non-qualified stock options, restricted stock awards, deferred stock awards, unrestricted stock awards, performance share awards, distribution equivalent rights, or any combination of the foregoing to key management, employees and directors. The maximum number of shares of Class A Common Stock reserved for issuance under the 2002 Plan was 1,200,000. On April 2, 2003 an amendment to the 2002 Plan was approved which increased the maximum number of shares reserved for issuance under this plan to 2,200,000 and caused all shares subject to options or available for options or awards under previously adopted plans to become subject to the 2002 Plan. On April 7, 2004 another amendment to the 2002 Plan was approved which increased the maximum number of shares reserved for issuance under this plan to 6,200,000.

      At October 31, 2004, there were 932,038 shares available for future grants under stock option plans.

      In November 1999, the Company granted 25,000 warrants to consultants at an exercise price of $12.00 per share. The warrants vested immediately and expire five years from the date of grant. The related compensation expense was recorded on the grant date and was not significant. At October 31, 2004, these warrants were still outstanding.

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

BIOPURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During fiscal 2004, Biopure granted a total of 12,160,207 warrants to unrelated parties in connection with the sale of registered shares. On February 19, 2004, 833,333 shares were granted, at an exercise price of $2.50 per share, which vested immediately and expire four years from the date of grant. On September 14, 2004, 10,685,730 shares were granted, at an exercise price of $0.42 per share, which vested immediately and expire five years from the date of grant. Also on September 14, 2004, 641,144 shares were granted to the placement agent, at an exercise price of $0.53 per share, which become exercisable six months from the date of grant and expire five years from the date of grant.

Reserved Shares

      At October 31, 2004, there were 23,867,647 shares of Class A Common Stock reserved for issuance under the stock option plans, stock option agreements and warrants and upon conversion of Class B Common Stock.

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

      The Company has a defined contribution plan, the Biopure Corporation Capital Accumulation Plan, qualified under the provisions of Internal Revenue Code section 401(k). Employees are eligible for enrollment upon becoming employed and for discretionary matching after one year of service. The Company’s discretionary contribution vests after a period of three years from the date of employment. In 2004, 2003 and 2002, the Company contributed $248,000, $304,000, and $279,000 respectively, to the plan.

11.	Income Taxes

      At October 31, 2004, the Company had available for the reduction of future years’ federal taxable income and income taxes, net operating loss carry forwards of approximately $305,959,000, expiring from the year ended October 31, 2005 through 2024, along with federal and state research and development and state investment tax credits of approximately $8,157,935, expiring from the year ended October 31, 2005 through 2024. Since the Company has incurred only losses since inception and due to the degree of uncertainty with respect to future profitability, the Company believes at this time that it is more likely than not that sufficient taxable income will not be earned to allow for realization of the tax loss and credit carry forwards and other deferred tax assets. Accordingly, the tax benefit of these items has been fully reserved.

      In the event of any tax benefit relating to the valuation allowance of deferred tax assets, approximately $3,145,000, as of October 31, 2004 would be reported in additional paid in capital.

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

BIOPURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant components of the Company’s deferred tax assets and liabilities as of October 31, 2004 and 2003 were as follows:

	2004	2003

	(In thousands)
Deferred tax assets:
Net operating loss carryforward	$123,210	$99,308
Capitalized research and development	47,779	47,066
Accruals and reserves	3,174	3,066
Tax credit carryforwards	8,158	8,182

Total deferred tax assets	182,321	157,622
Deferred tax liabilities:
Depreciation	2,814	2,579

Total deferred tax liabilities	179,507	2,579

Net deferred tax assets	179,507	155,043
Valuation allowance for deferred tax assets	(179,507)	(155,043)

Net deferred tax assets	$—	$—

      In 2004, the valuation allowance increased by $24,464,000 due primarily to the increase in net operating losses

12.	Commitments

      In 1997, the Company entered into an agreement with B. Braun Melsungen A.G. (Braun) to repurchase shares of the Company’s common stock. This agreement was terminated in 1999 and resulted in a requirement that the Company pay Braun a royalty of two percent of the Company’s revenues from human product sales and license fees in a specified European region. Payments must be made on a quarterly basis until such amounts aggregate $7,500,000. In exchange for this royalty commitment, the rights to manufacture and market specified products in Braun’s territory were reacquired by the Company. No payments have been required or made as of October 31, 2004.

      The Company leases office, research and manufacturing space under operating lease agreements that expire at various dates through February 29, 2008. The Company has the option to extend the terms of certain operating leases for additional periods. Future minimum lease payments under these leases at October 31, 2004 are as follows:

2005	$1,040,509
2006	752,597
2007	663,829
2008	197,145
2009	58,427

$2,712,507

      Rent expense was approximately $1,117,000, $1,154,000 and $1,093,000 in 2004, 2003 and 2002, respectively.

BIOPURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Litigation

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

      Biopure believes the notices relate to Company disclosures concerning communications with the FDA about a clinical hold imposed on a proposed clinical trial protocol the Company submitted to the agency in March 2003 and about the status of the Company’s BLA to market Hemopure in the United States for the treatment of acutely anemic patients undergoing orthopedic surgery. In March 2003, the Company filed a proposed protocol for a Phase 2 clinical trial in trauma patients in a hospital setting. The FDA put the protocol and its related investigational new drug (IND) application on “clinical hold,” meaning the trial could not begin as proposed. The FDA cited safety concerns based on, among other things, a preliminary review of data from the Company’s Phase 3 clinical trial in patients undergoing orthopedic surgery. After the Company responded in two written submissions, the clinical hold was reasserted twice in writing. The Company did not disclose the clinical hold because it did not consider, and does not consider, correspondence with the agency about data interpretation in the development of a proposed protocol to be material, notwithstanding the references to data in the BLA. The Staff’s investigation also concerns the Company’s disclosures concerning the FDA’s review of the BLA, after the Company’s receipt of the FDA’s letter regarding the BLA dated July 30, 2003. The Company has been cooperating throughout the investigation with the SEC Staff. At this time, the Company cannot estimate the extent of the impact this inquiry may have on its financial position or results of operations.

      Litigation. Biopure, its former Chief Executive Officer, its Chief Technology Officer and its former Chief Financial Officer were named as defendants in a number of similar, purported class action complaints, filed between December 30, 2003 and January 28, 2004 (the “complaints”), in the U.S. District Court for the District of Massachusetts (the “Court”) by alleged purchasers of Biopure’s common stock. Those complaints have since been consolidated in a single action and an amended complaint has been filed against the Company, the previously named individuals and several of our current and former directors and officers. The complaint claims that Biopure violated the federal securities laws by publicly disseminating materially false and misleading statements regarding the status of its Hemopure BLA with the FDA and of its trauma development program, resulting in the artificial inflation of Biopure’s common stock price during the purported class period. The complaint does not specify the amount of alleged damages plaintiffs seek to recover. The complaint sets forth a class period of March 2003 through December 24, 2003. The defendants believe that the complaint is without merit and intend to defend the actions vigorously. A motion to dismiss the amended complaint is pending with briefing ongoing. At this time, the Company cannot estimate what impact these cases may have on its financial position or results of operations.

      The seven members of Biopure’s Board of Directors during the period March through December 2003, were named as defendants in two shareholder derivative actions filed on January 26, 2004 and January 29, 2004 in the same Court. A consolidated, amended complaint has now been filed. The Company is named as a defendant, even though in a derivative action any award is for the benefit of the Company, not individual stockholders. The consolidated, amended complaint alleges that the individual directors breached fiduciary duties in connection with the same disclosures referenced in the purported securities class action. The complaint does not specify the amount of the alleged damages plaintiffs seek to recover. A motion to dismiss

BIOPURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the amended complaint is pending. At this time, the Company cannot estimate what impact, if any, these cases may have on its financial position or results of operations. A different shareholder also made demand on the Company’s directors on June 30, 2004 that they pursue similar claims on behalf of the Company, which the Board is addressing.

14.	Subsequent Events

      On December 14, 2004, the Company sold 40,000,000 shares of its Class A Common Stock at a price of $0.29 per share and warrants to purchase 20,000,000 shares of its Class A Common Stock at an exercise price of $0.31 per share. These warrants were exercisable immediately and expire on the fifth anniversary of their date of issuance. The Company also issued to the placement agent warrants to acquire 1,200,000 shares of Class A Common Stock at an exercise price of $0.40 per share. These warrants become exercisable six months from their date of issuance and expire five years from their date of issuance. The aggregate proceeds to the Company were $11,600,000 before expenses of approximately $1,100,000.

      On January 10, 2005, the Company sold 22,200,000 shares of its Class A Common Stock at a price of $0.51 per share. The Company issued to the placement agent warrants to acquire 500,000 shares of Class A Common Stock at an exercise price of $0.713 per share. These warrants become exercisable six months from their date of issuance and expire on the fifth anniversary of their date of issuance. The aggregate proceeds to the Company were $11,322,000 before expenses of approximately $926,000.

      Since December 1, 2004 the Company has received $2,707,000 from investors exercising a total of 8,307,974 warrants at a weighted average exercise price of $0.326 per share.

15.	Quarterly Financial Information (Unaudited)

      The following is a summary of quarterly financial results for the fiscal years 2004 and 2003:

	4Q 2004	3Q 2004	2Q 2004	1Q 2004

	(In thousands, except per share data)
Statements of Operations Data:
Total revenues	$1,774	$333	$893	$750
Gross profit (loss)	(4,024)	(3,393)	(3,113)	(4,496)
Operating expenses:
Research & development	1,845	2,505	2,974	2,422
Sales and marketing	140	321	949	843
General & administration	3,318	3,207	5,009	3,273

Total operating expenses	5,303	6,033	8,932	6,538
Loss from operations	(9,327)	(9,426)	(12,045)	(11,034)
Other income, net	38	32	41	56

Net loss	$(9,289)	$(9,394)	$(12,004)	$(10,978)

Per share data:
Basic and diluted net loss per common share	$(0.15)	$(0.19)	$(0.25)	$(0.25)
Weighted-average shares used in computing basic net loss per common share	59,958	48,542	47,335	44,494

BIOPURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	4Q 2003	3Q 2003	2Q 2003	1Q 2003

	(In thousands, except per share data)
Statements of Operations Data:
Total revenues	$1,152	$885	$1,961	$21
Gross profit (loss)	(4,324)	(3,723)	(4,012)	(4,827)
Operating expenses:
Research & development	3,042	2,380	2,536	2,546
Sales and marketing	1,856	1,969	1,606	1,016
General & administration	3,880	3,342	3,526	2,727

Total operating expenses	8,778	7,691	7,668	6,289
Loss from operations	(13,102)	(11,414)	(11,680)	(11,116)
Other income, net	100	108	28	34

Net loss	$(13,002)	$(11,306)	$(11,652)	$(11,082)

Per share data:
Basic and diluted net loss per common share	$(0.30)	$(0.28)	$(0.35)	$(0.36)
Weighted-average shares used in computing basic net loss per common share	43,916	39,887	33,351	30,535

Reclassifications

      During the first and second fiscal quarters of fiscal 2004 expenses for certain departments were charged to research and development. In connection with changes in the nature of the work being performed by people in these departments, the Company decided to charge the costs of the departments to cost of goods sold and general and administrative. Consequently it reclassified the charges in the first two quarters of fiscal 2004. For the first fiscal quarter of 2004, $577,000 has been reclassified from research and development. Of these costs, $441,000 and $136,000 are now shown as cost of revenues and general and administrative, respectively. For the second fiscal quarter of 2004, $517,000 has been reclassified from research and development. Of these costs, $402,000 and $115,000 are now shown as cost of revenues and general and administrative, respectively. These reclassifications had no impact on the loss from operations.