Form 10-Q
period 2005-01-31
BIOPURE CORP
filed 2005-03-14
CIK 815508

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission File Number 001-15167

BIOPURE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	04-2836871
(State of Incorporation)	(IRS Employer Identification Number)

11 Hurley Street, Cambridge, Massachusetts	02141
(Address of principal executive offices)......	(Zip Code)

(617) 234-6500
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☑ Yes ☐ No

The number of shares outstanding of each of the issuer’s classes of common stock as of March 10, 2005 was:

Class A Common Stock, $.01 par value                145,927,446
Class B Common Stock, $1.00 par value                          117.7

BIOPURE CORPORATION

Biopure®, Hemopure® and Oxyglobin® are registered trademarks of Biopure Corporation.

Part I

Item 1

BIOPURE CORPORATION

Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	January 31, 2005	October 31, 2004
Assets:
Current assets:
Cash and cash equivalents	$25,273	$6,448
Accounts receivable, net	152	109
Inventories	4,054	4,512
Other current assets	1,191	1,597

Total current assets	30,670	12,666
Property, plant and equipment, net	30,354	31,400
Other assets	1,023	1,060

Total assets	$62,047	$45,126

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$520	$542
Accrued expenses	3,689	3,570

Total current liabilities	4,209	4,112
Deferred revenue	1,177	1,177
Deferred compensation	121	121

Total long-term liabilities	1,298	1,298
Stockholders’ equity:
Preferred stock, $0.01 par value, 30,000,000 shares authorized, no shares outstanding	—	—
Common stock:
Class A, $0.01 par value, 200,000,000 shares authorized, 142,327,446 shares outstanding at January 31, 2005 and 69,951,982 at October 31, 2004	1,423	700
Class B, $1.00 par value, 179 shares authorized, 117.7 shares outstanding	—	—
Capital in excess of par value	508,660	485,038
Contributed capital	24,574	24,574
Notes receivable	(233)	(258)
Accumulated deficit	(477,884)	(470,338)

Total stockholders’ equity	56,540	39,716

Total liabilities and stockholders’ equity	$62,047	$45,126

Note: The balance sheet at October 31, 2004 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes.

BIOPURE CORPORATION

Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	January 31, 2005	January 31, 2004
Revenues:
Oxyglobin product sales	$292	$750
Research and Development Revenues	387	—

Total revenues	679	750
Cost of product revenues	3,082	5,246

Gross loss	(2,403)	(4,496)
Operating expenses:
Research and development	1,518	2,422
Sales and marketing	116	843
General and administrative	3,614	3,273

Total operating Expenses	5,248	6,538

Loss from operations	(7,651)	(11,034)
Other income, net	105	56

Net loss	$(7,546)	$(10,978)

Per share data:
Basic and diluted net loss per common share	$(0.08)	$(0.25)

Weighted-average shares used in computing basic and diluted net loss per common share	99,480	44,494

See accompanying notes.

BIOPURE CORPORATION

Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	January 31, 2005	January 31, 2004
Operating activities:
Net loss	$(7,546)	$(10,978)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,087	1,348
Cancellation of note receivable and accrued interest	24	—
Accrued interest on stockholders’ notes receivable	1	—
Changes in assets and liabilities:
Accounts receivable	(43)	249
Inventories	458	1,185
Other current assets	406	(6)
Accounts payable	(22)	(420)
Accrued expenses	119	(778)

Net cash used in operating activities	(5,516)	(9,400)
Investing activities:
Purchases of property, plant and equipment	(27)	(154)
Other assets	23	(17)

Net cash used in investing activities	(4)	(171)
Financing activities:
Net proceeds from sales of common stock	21,060	—
Proceeds from the exercise of warrants	3,285	—

Net cash provided by financing activities	24,345	—
Net increase(decrease) in cash and cash equivalents	18,825	(9,571)
Cash and cash equivalents at beginning of period	6,448	26,862

Cash and cash equivalents at end of period	$25,273	$17,291

See accompanying notes.

\

BIOPURE CORPORATION

Notes to Condensed Consolidated Financial Statements
January 31, 2005
(Unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended January 31, 2005 are not necessarily indicative of the results that may be expected for the year ending October 31, 2005; however, the Company expects to incur a substantial loss for the year ending October 31, 2005.

During the first fiscal quarter of fiscal 2004 expenses for certain departments were charged to research and development. In connection with changes in the nature of the work being performed by people in these departments, the Company decided to charge the costs of the departments to cost of goods sold and general and administrative. Consequently it reclassified the charges in the first quarter of fiscal 2004. For the first fiscal quarter of 2004, $577,000 has been reclassified from research and development. Of these costs, $441,000 and $136,000 are now shown as cost of revenues and general and administrative, respectively. These reclassifications had no impact on the loss from operations.

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Biopure Netherlands, BV, Biopure South Africa, Pty, Ltd., Reperfusion Systems Incorporated, DeNovo Technologies Corporation and Biopure Overseas Holding Company, and NeuroBlok Incorporated, a 60% owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2004, filed with the SEC on January 14, 2005.

The Company has financed operations from inception primarily through sales of equity securities, development and license agreement payments. The Company has not been profitable since inception and had an accumulated deficit of $477,884,000 at January 31, 2005. As of January 31, 2005, the Company had $25,273,000 in cash and cash equivalents. The Company expects this funding to be sufficient to fund operations through January 2006 under the Company’s current operating plan. Additional capital will be required to fund the Company’s operations until the Company becomes profitable. The Company does not expect to be profitable for at least the next several years, and may never become profitable. The Company intends to seek additional capital through sales of equity securities and, if appropriate, to consider strategic collaborations for sharing development and commercialization costs. However, there can be no assurance that adequate additional financing will be available to the Company on terms that it deems acceptable, if at all.

2.	Net Loss per Share

Basic net loss per common share is computed based on the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is computed based upon the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of the Company’s common stock equivalents, including the shares issuable upon the conversion of Class B Common Stock outstanding and the exercise of common stock options and warrants. The dilutive effect of stock options and warrants is determined based on the treasury stock method using the average market price of common stock for the period. However, basic and diluted net loss per common share is computed the same for all periods presented as the Company had losses for all periods presented and, consequently, the effect of Class B Common Stock,

BIOPURE CORPORATION
Notes to Condensed Consolidated Financial Statements
January 31, 2005
(Unaudited)
(continued)

options and warrants is anti-dilutive. Dilutive weighted average shares outstanding do not include 34,359,754 potential common-equivalent shares for the three months ended January 31, 2005 and 8,119,828 common-equivalent shares for the three months ended January 31, 2004, as their effect would have been anti-dilutive.

3.	Capital Stock

During the three months ended January 31, 2005, warrants were exercised to acquire an aggregate of 10,175,464 shares of the Company’s class A common stock at a weighted average exercise price of $0.32 per share. Total proceeds from these warrant exercises were approximately $3,286,000.

4.	Stock Based Compensation

The Company applies the intrinsic value method pursuant to Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, in accounting for its stock-based compensation plans. Accordingly, no compensation expense has been recognized for stock-based awards to employees. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”, an amendment of FASB Statement No. 123” (SFAS No. 148). Had compensation expense for the Company’s stock option plans been determined based on the fair value at the grant date for awards under these plans, consistent with the methodology prescribed under SFAS No. 148, the Company’s net loss and net loss per share would have approximated the pro forma amounts indicated below:

	Three Months Ended
	January 31,	January 31,
In thousands (except per share data)	2005	2004
Net loss, as reported	$(7,546)	$(10,978)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(893)	(728)

Pro forma net loss	$(8,439)	$(11,706)

Net loss per share:
Basic and diluted — as reported	$(0.08)	$(0.25)

Basic and diluted — pro forma	$(0.08)	$(0.26)

The weighted average fair value of each stock option included in the preceding pro forma amounts was estimated using the Black-Scholes option-pricing model and is amortized over the vesting period of the underlying options. The assumptions used to calculate the SFAS No. 148 pro forma disclosure and the weighted average information are as follows:

	Three Months Ended
	January 31,	January 31,
	2005	2004
Risk-free interest rate	3.81%	4.24%
Expected dividend yield	—	—
Expected lives	5 years	7 years
Expected volatility	82%	80%

BIOPURE CORPORATION
Notes to Condensed Consolidated Financial Statements
January 31, 2005
(Unaudited)
(continued)

5.	Inventories

Inventories are valued at the lower of cost (determined using the first-in, first-out method) or market. Inventories were as follows:

In thousands	January 31, 2005	October 31, 2004
Raw materials	$433	$581
Work-in-process	219	382
Finished goods-Oxyglobin	1,020	1,223
Finished goods-Hemopure	2,382	2,326

	$4,054	$4,512

6.	Accrued Expenses

Accrued expenses consisted of the following:

In thousands	January 31, 2005	October 31, 2004
Accrued payroll and related employee expenses	$234	$277
Accrued vacation	408	420
Accrued legal and audit fees	312	641
Accrued health and dental premiums	70	154
Financing fees	537	537
Preclinical animal studies	—	335
Accrued severance	202	60
Settlement agreement with South African distributor	824	—
Other	1,102	1,146

	$3,689	$3,570

On January 21, 2005 the Company entered into a settlement agreement with Network Healthcare Holdings Limited and Tshepo Pharmaceuticals (Pty) Limited (“Tshepo”) relating to reimbursable expenses and distribution rights for Hemopure in South Africa. As part of the settlement, the Company agreed to issue 1,600,000 shares of its class A common stock to affiliates of Tshepo. As a result, the Company recorded a one-time non-cash expense of $824,000, which represents the fair market value of the stock on the settlement date, and is recorded as an accrued expense as of January 31, 2005.

7.	Commitments

Research Agreement(1)

In March 2003, the Company entered into a Cooperative Research and Development Agreement (CRADA) with the United States Naval Medical Research Center (NMRC). Under the CRADA, as amended, the Naval Medical Research Center has primary responsibility for designing, seeking FDA acceptance of and conducting a planned two-stage Phase 2/3 clinical trial of Hemopure in trauma patients with severe hemorrhagic shock (acute blood loss) in the out-of-hospital setting. Each of Biopure and the NMRC is expected to fund the activities for which it is responsible. The Company believes that all or most of its costs could be covered by government funding. In

(1)	The content of this document does not necessarily reflect the position or the policy of the U.S. Government or the Department of Defense, and no official endorsement should be inferred. Completion of the proposed RESUS clinical trial of Hemopure in trauma is contingent upon further funding.

BIOPURE CORPORATION
Notes to Condensed Consolidated Financial Statements
January 31, 2005
(Unaudited)
(continued)

August 2004, President Bush signed FY2005 Defense Appropriations Bill, which includes $7 million for the U.S. Navy to continue research and development of Hemopure for potential use in military and civilian trauma indications. To date, Congress has appropriated a total of $18.5 million to the U.S. Army and Navy for the development of Hemopure for potential use in military and civilian trauma indications and to cover military administrative costs. Of this amount, approximately $5 million is being administered by the Army to help fund the Company’s obligations under the CRADA.(2) During 2004, the NMRC worked to address FDA questions arising from a pre-investigational new drug (IND) meeting held in April 2004 to discuss the trauma trial protocol, entitled “Restore Effective Survival in Shock (RESUS)”. In preparation for the submission of an IND application to conduct the proposed RESUS trial, the NMRC is currently conducting an FDA-requested preclinical animal study of Hemopure in uncontrolled hemorrhage with traumatic brain injury, which it expects to complete this spring.

8.	Recently Issued Accounting Standards

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Statement 123(R) must be adopted in the first interim or annual period beginning after June 15, 2005, irrespective of the entity’s fiscal year. Early adoption will be permitted in periods in which financial statements have not yet been issued. The Company will adopt this new standard effective for the fourth fiscal quarter of 2005.

Statement 123(R) permits public companies to adopt its requirements using one of two methods: a “modified prospective” and a “modified retrospective” method. In the modified prospective method compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date. The “modified retrospective” method includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption. The Company is evaluating which method of adoption it will apply for Statement 123(R).

(2)	$5,102,306 is from Grant DAMD17-02-1-0697. The U.S. Army Medical Research Acquisition Activity, 820 Chandler Street, Fort Detrick MD 21702-5014 is the awarding and administering acquisition office.

BIOPURE CORPORATION
Notes to Condensed Consolidated Financial Statements
January 31, 2005
(Unaudited)
(continued)

As permitted by Statement 123, the Company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R) fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net loss per share in Note 4 to our consolidated financial statements.

9.	Litigation

SEC Investigation. During the fourth quarter of fiscal 2003, the Company was notified of a confidential investigation by the Securities and Exchange Commission (SEC). On December 22, 2003, the Company, its former Chief Executive Officer and its former Senior Vice President, Regulatory and Operations, and on April 29, 2004 the Company’s Chairman, a former director, its Chief Technology Officer and General Counsel each received “Wells Notices” from the staff of the SEC stating the Staff’s preliminary determination to recommend that the SEC bring a civil injunctive proceeding against the Company and the individuals. Biopure and the individuals have each responded in writing to the notices and explained why the SEC ought not to initiate a proceeding. To our knowledge, no formal recommendation has been made to date, but the staff has indicated that it intends to make such a recommendation.

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

Litigation. Biopure, its former Chief Executive Officer, its Chief Technology Officer and its former Chief Financial Officer were named as defendants in a number of similar, purported class action complaints, filed between December 30, 2003 and January 28, 2004 (the “complaints”), in the U.S. District Court for the District of Massachusetts (the “Court”) by alleged purchasers of Biopure’s common stock. Those complaints have since been consolidated in a single action and an amended complaint has been filed against the Company, the previously named individuals and several of our current and former directors and officers. The complaint claims that Biopure violated the federal securities laws by publicly disseminating materially false and misleading statements regarding the status of its Hemopure BLA with the FDA and of its trauma development program, resulting in the artificial inflation of Biopure’s common stock price during the purported class period. The complaint does not specify the amount of alleged damages plaintiffs seek to recover. The complaint sets forth a class period of March 2003 through December 24, 2003. The defendants believe that the complaint is without merit and intend to defend the actions vigorously. A motion to dismiss the amended complaint is pending with

BIOPURE CORPORATION
Notes to Condensed Consolidated Financial Statements
January 31, 2005
(Unaudited)
(continued)

oral argument expected to be scheduled. At this time, the Company cannot estimate what impact these cases may have on its financial position or results of operations.

The seven members of Biopure’s Board of Directors during the period March through December 2003, were named as defendants in two shareholder derivative actions filed on January 26, 2004 and January 29, 2004 in the same Court. A consolidated, amended complaint has now been filed. The Company is named as a defendant, even though in a derivative action any award is for the benefit of the Company, not individual stockholders. The consolidated, amended complaint alleges that the individual directors breached fiduciary duties in connection with the same disclosures referenced in the purported securities class action. The complaint does not specify the amount of the alleged damages plaintiffs seek to recover. A motion to dismiss the amended complaint is pending. At this time, the Company cannot estimate what impact, if any, these cases may have on its financial position or results of operations. A different shareholder also made demand on the Company’s directors on June 30, 2004 that they pursue similar claims on behalf of the Company, which the Board is addressing.

BIOPURE CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
January 31, 2005

Management’ s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Information

The following discussion of our financial condition and results of operations includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Exchange Act. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these provisions. These forward-looking statements include, without limitation, statements about our market opportunity, strategies, competition, expected activities, expected profitability and investments as we pursue our business plan, and the adequacy of our available cash resources. These forward-looking statements are usually accompanied by words such as “believe,” “anticipate,” “plan,” “seek,” “expect,” “intend” and similar expressions. The forward-looking information is based on various factors and was derived using numerous assumptions.

These forward-looking statements involve risk and uncertainties. Forward-looking statements include those that imply that we will be able to commercially develop Hemopure, that in pursuing the cardiovascular and trauma indications we will be able to address the safety and other questions of the U.S. Food and Drug Administration arising out of our previously submitted biologics license application (BLA) for an orthopedic surgery indication, that our expectations regarding the role of the U.S. Naval Medical Research Center in assuming and carrying out primary responsibility for conducting a two-stage Phase 2/3 clinical trial in the out-of-hospital setting will be met, that we will be able to obtain regulatory approvals required for the marketing and sale of Hemopure or any other product in a major market, that anticipated milestones will be met in the expected timetable, that any preclinical or clinical trials will be successful, that Hemopure, if it receives regulatory approval, will attain market acceptance and be manufactured and sold in the quantities anticipated, that we will be able to successfully increase our manufacturing capacity for Hemopure if it receives regulatory approval, that we will be able to manage our expenses effectively and raise the funds needed to operate our business, or that we will be able to stabilize and enhance our financial position. Actual results may differ materially from those set forth in the forward-looking statements due to risks and uncertainties that exist in our operations and business environment. These risks include, without limitation, the availability of sufficient financing to continue operations, changes in our cash needs, our stage of product development, history of operating losses and accumulated deficit, uncertainties and possible delays related to clinical trials and regulatory approvals, possible healthcare reform, our limited manufacturing capability, our lack of marketing experience, market acceptance and competition and the other factors identified under “Risk Factors” in this report. All forward-looking statements included or incorporated by reference in this report are based on information available to us on the date such statements were made. In light of the substantial risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this report should not be regarded as representations by us that our objectives or plans will be achieved. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any additional disclosures we make in our Form 10-Q, 8-K and 10-K reports to the SEC.

The content of this document does not necessarily reflect the position or the policy of the U.S. Government or the Department of Defense, and no official endorsement should be inferred.

Overview

The Company’s primary focus is on the development of Hemopure for a cardiovascular ischemia indication, while also supporting our cooperative research and development agreement with the U.S. Naval Medical Research Center for a potential trauma indication.

BIOPURE CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
January 31, 2005
(continued)

During the first fiscal quarter of 2005 the Company received approximately $21.1 million, after offering costs, from the sale of common stock and warrants. The Company also received approximately $3.3 million from the exercise of warrants by investors. We believe the Company’s cash on hand at January 31, 2005, will be sufficient to fund operations through January 2006.

Significant additional capital will be required to fund our operations until such time, if ever, that the Company becomes profitable. We intend to seek additional capital through public or private sales of equity securities and, if appropriate, consider corporate collaborations for sharing development and commercialization costs. We also plan to continue to aggressively manage expenses. Since September 2003, we have reduced our workforce by more than two-thirds, from 246 employees at September 30, 2003 to 69 employees at January 31, 2005, significantly decreased marketing and manufacturing-related expenditures and deferred capital expenditures.

We expect that our activities and expenditures for the remainder of fiscal 2005 will be associated primarily with developing Hemopure for a cardiovascular disease indication and for a trauma indication, replying to questions posed by the FDA arising out of our previously submitted BLA to market Hemopure in the United States for an orthopedic surgery indication and working to stabilize and enhance our financial position by raising additional capital.

In June 2004, we received notice from the Nasdaq National Market (Nasdaq NM) that the daily minimum bid price of our Class A common stock fell, and remained, below $1.00 for 30 consecutive business days. As a result, we are out of compliance with the $1.00 minimum bid price for continued inclusion of our Class A common stock in the Nasdaq NM. On December 16, 2004 we received a notice from the Nasdaq NM providing the Company an additional 180 calendar days (until June 13, 2005) to regain compliance with the daily minimum bid price requirement for continued listing. To regain compliance, the bid price of our common stock must close at $1.00 per share or more for a minimum of 10 consecutive business days. If we do not regain compliance by June 13, 2005, we will be delisted. We are asking our stockholders to approve, at the 2005 annual meeting, an amendment to our restated certificate of incorporation that, at the discretion of the Board of Directors, would cause a reverse split of our Class A common stock to reduce the number of shares outstanding and increase the price per share at ratios of 1:2, 1:3, 1:4, 1:5 or 1:6. However, the Company may not effect such a reverse stock split, even if approved by the stockholders, and might instead, based on weighing positive and negative factors about the effect of reverse stock splits as well as market conditions and the Company’s prospects, permit the stock to be delisted. We are currently evaluating all options, including the possibility of trading on the over-the-counter market maintained by the NASD Electronic Bulletin Board and the potential for regaining compliance over the next few months by improvement of our stock price.

A number of factors pose uncertainties in estimating the amount of funds we may need to sustain operations, including:

•	The process of obtaining FDA marketing approval of Hemopure has risks of delays that make the ultimate development cost unpredictable. We are hopeful that we can respond to all issues the FDA has raised to date regarding our previously filed BLA for Hemopure for an orthopedic surgery indication, but since it is likely that we will need to conduct one or more additional human clinical trials, including a Phase 3 trial, before the FDA will consider approving Hemopure for any indication, we are evaluating all of our clinical and regulatory options. To that end, we are in the early stages of clinical development of Hemopure for indications in both trauma and cardiology. In Europe, a 45-patient Phase 2 clinical trial, assessing the safety of Hemopure in patients undergoing elective coronary angioplasty, has enrolled 41 patients as of March 9, 2005. We believe the data from this trial may help us address FDA questions about the product’s safety in patients with coronary artery disease.

BIOPURE CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
January 31, 2005
(continued)

In South Africa, a 50-patient Phase 2 clinical trial, assessing the safety and tolerability of Hemopure in a hospital setting for emergency treatment of unstable patients who have significant blood loss as a result of blunt or penetrating trauma, has enrolled 10 patients. Enrollment is suspended at our request while staff are trained and other procedural (not product related) issues are being addressed. We anticipate that the trial will resume shortly.

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

Critical Accounting Policies

The Company’s significant accounting policies are described in the Notes to the Consolidated Financial Statements contained in our Form 10-K for the fiscal year ended October 31, 2004. The application of our critical accounting policies is particularly important to the accurate portrayal of the Company’s financial position and results of operations. These critical accounting policies require the Company to make subjective judgments in determining estimates about the effect of matters that are inherently uncertain.

The following critical accounting policies are considered most significant:

Inventories

Inventories are stated at the lower of cost (determined using the first-in, first-out method) or market. Inventories consist of raw material, work-in-process and Hemopure and Oxyglobin finished goods. Both Oxyglobin and Hemopure have a shelf life of 3 years from the date of manufacture, and inventories are reviewed periodically to identify expired units and units with a remaining life too short to be commercially viable based on projected and historical sales activity. Inventories are also subject to quality compliance investigations. Reserves are established for inventory that falls into these categories. The inventory of Hemopure finished goods represents the units the Company expects to sell in South Africa or use in preclinical and clinical studies. We will be reimbursed for the cost of units used in a proposed trauma trial to be conducted by or on behalf of the U. S. Naval Medical Research Center (NMRC). If the Company experiences future delays in sales in South Africa or in the use of Hemopure by the NMRC, we may have to reserve for additional units in the future.

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

At the end of Fiscal 2004, the Company assessed its long-lived assets for impairment and determined that no impairment existed at that time. The Company continually monitors business and market conditions to asses whether an impairment indicator exists. If the Company were to determine that an impairment indicator exists, it

BIOPURE CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
January 31, 2005
(continued)

would be required to perform an impairment test which might result in a material impairment charge to the statement of operations.

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

The Company recognizes revenue from the U.S. military upon invoicing for reimbursable expenses incurred in connection with developing Hemopure for a trauma indication. Amounts received for future inventory purchases, recorded as deferred revenue, will be recognized upon shipment. Although Hemopure is approved for commercial sale in South Africa for the treatment of acutely anemic surgery patients, the product has not yet been offered for sale. Until transactions have occurred and circumstances of distribution, storage and dispensing at medical facilities are experienced, revenues from Hemopure that is sold for clinical use in South Africa or for use in third-party sponsored clinical trials will not be recognized until the units are actually used.

Research and Development

Since its founding in 1984, Biopure has been primarily a research and development company focused on developing Hemopure, our oxygen therapeutic for human use, and obtaining regulatory approval in the United States. Our research and development expenses have been devoted to basic research, product development, process development, preclinical studies, clinical trials and filing a Hemopure BLA with the FDA. In addition, our development expenses historically have included the design, construction, validation and maintenance of a large-scale pilot manufacturing plant in Cambridge, Massachusetts. The existing plant was completed in 1995, expanded in 1998 and expanded again in 2002.

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

Our production prior to 1998 was product for use only in preclinical and clinical trials and was charged wholly to research and development. As an offshoot of the research and development for Hemopure, Oxyglobin, a similar product, gained approval for veterinary use in 1998. This product was then produced for sale in the pilot manufacturing plant built and maintained for the development of Hemopure. Consequently, because of marketing approval, costs of production of Oxyglobin for sale and an allocation of overhead based on capacity used for Oxyglobin are charged to inventory and to cost of revenues. The remaining costs of the pilot plant continued to be included in research and development expenses through May 2002.

BIOPURE CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
January 31, 2005
(continued)

Results of Operations

As the Company generates net losses, the key drivers of the losses are cost of revenues, research and development and other expenses consisting of sales and marketing and general and administrative. For the three month periods ended January 31, 2005 and 2004, these items were as follows:

	Three Months Ended
	January 31, 2005		January 31, 2004
		Percent		Percent
		of		of
		Total		Total
	Amount	Costs	Amount	Costs
Oxyglobin product sales	$292		$750
Research and development revenues	387		—
Total revenues	679		750

Cost of revenues
Oxyglobin	609	7%	1,570	13%
Hemopure	2,473	30%	3,676	31%

Total cost of revenues	3,082	37%	5,246	45%

Research and development	1,518	18%	2,422	21%
Sales and marketing
Oxyglobin	6	0%	448	4%
Hemopure	110	1%	395	3%

Total sales and marketing	116	1%	843	7%

General and administrative	3,614	43%	3,273	28%

Total costs	$8,330	100%	$11,784	100%

Three months ended January 31, 2005 compared to three months ended January 31, 2004

Total revenues for the first quarter of 2005 were $679,000, including $387,000 received from past congressional appropriations* administered by the U.S. Army and $292,000 from sales of the company’s veterinary product Oxyglobin®. The Army payment reimburses Biopure for certain trauma development expenses for Hemopure®, the company’s product under development for human use. Total revenues for the same period in 2004 were $750,000, entirely from Oxyglobin sales. Fixed manufacturing costs cause Oxyglobin’s production costs to exceed Oxyglobin revenues and are expected to continue to do so until the Company is able to significantly increase its manufacturing operations by generating substantial sales of Hemopure. The Company began limiting its marketing and sales of Oxyglobin in the second quarter of fiscal 2004. The company plans to have substantially lower Oxyglobin sales for the balance of fiscal 2005 and in the foreseeable future than it had in fiscal 2004.

Cost of revenues was $3.1 million for the first quarter of fiscal 2005, compared to $5.2 million for the same period in 2004. Cost of revenues includes costs of both Oxyglobin and Hemopure, although Hemopure has not yet been offered for sale. Hemopure cost of revenues, consisting primarily of the allocation of unabsorbed fixed manufacturing costs, was $2.5 million for the first quarter of fiscal 2005 compared to $3.7 million for the same period in 2004 when production levels were greater. This decrease is largely due to the workforce and other cost reductions in October 2003 and April and June 2004. Oxyglobin cost of revenues was $609,000 for the first quarter of fiscal 2005 compared to $1.6 million for the same period in 2004. The decrease for the quarter was primarily due to fewer Oxyglobin units sold and to the decreased production level.

Research and development expenses include preclinical studies, clinical trials and clinical trial materials. Our research and development expenses have continued to be primarily for our one major project—Hemopure

BIOPURE CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
January 31, 2005
(continued)

development for use in patients undergoing surgery. A breakdown of our research and development expenses by major activity is as follows:

	Three Months Ended
	January 31, 2005		January 31, 2004
		Percent of		Percent of
In thousands	Amount	Total R&D Costs	Amount	Total R&D Costs
BLA Preparation and Support of Review Process	$824	55%	$2,087	86%
Cardiac Program	322	21%	172	7%
Trauma Program	309	20%	109	5%
Other Projects	63	4%	54	2%

Total	$1,518	100%	$2,422	100%

Surgery/BLA Project

The completed Phase 3 Hemopure orthopedic surgery trial cost approximately $37,000,000 over the four years from protocol development to the final report on July 26, 2002. These trial costs include costs incurred at 46 hospitals, trial site monitoring, data management, regulatory consulting, statistical analysis, medical writing and clinical materials and supplies, as well as Company personnel engaged in these activities. Costs incurred in submitting the Hemopure BLA for an orthopedic surgery indication include Company personnel and payments to third parties for manufacturing process documentation, medical consultants, regulatory consultants, integrating the safety and efficacy databases for all clinical trials and preclinical studies. Research and development expenses continue to include amounts for support of the BLA review process, including responding to FDA inquiries. The FDA letter of July 30, 2003 consisted of questions and requests for extensive additional information. In addition, during a meeting with the FDA on January 6, 2004 regarding the BLA, the FDA said that it would also require the results of three animal preclinical studies previously requested for the trauma program to be submitted for its review of the BLA and to allow the Company to conduct any additional human clinical trials in the United States. The Company has submitted to the FDA the final reports on these studies. As described above, our primary strategic focus is now the development of Hemopure for cardiac disease and trauma indications. We cannot predict whether we ever will realize material cash inflows from a surgery indication.

Cardiovascular and Trauma Projects

Both the cardiovascular and the trauma projects are in early stages (i.e., safety clinical trials and preclinical animal studies). Total cardiovascular expenditures of $1.5 million as of January 31, 2005 consist of the costs of preparing and carrying out the ongoing Phase 2 clinical trial in Europe. Total trauma expenditures of $1.3 million as of January 31, 2005 consist of preparation costs primarily associated with protocol and study design. The costs of any additional clinical trials and preclinical studies that might be necessary cannot be estimated at the present time. If additional trials or preclinical studies are required, it cannot yet be determined when they will be completed, if at all. The risks and uncertainties associated with the early stage of planning and execution of these projects include, among other things, uncertainties about results that at any time could require us to abandon or greatly modify either project. Accordingly, we cannot estimate the period in which material net cash inflows for either of these two projects might commence, and we do not expect to obtain marketing approval earlier than 2007.

The decrease in research and development expenses in the first fiscal quarter of 2005 as compared to the same period last year was primarily due to lower salary and consulting expenses. The decrease was partially offset by increased expenses for preclinical animal studies, a Phase 2 clinical trial of Hemopure in Europe in coronary angioplasty patients and activities associated with the development of a potential trauma indication.

BIOPURE CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
January 31, 2005
(continued)

Sales and marketing expenses decreased in the first quarter of fiscal 2005 compared to the same period last year primarily due to the reduction of staff and activities consistent with the Company’s cost-cutting measures. Of the $727,000 decrease in sales and marketing expenses, Hemopure-related sales and marketing expenses accounted for $285,000 and Oxyglobin-related sales and marketing expenses accounted for $442,000. Hemopure expenses for the first quarter of fiscal 2005 primarily consist of ongoing activities in South Africa compared to the corresponding period in 2004, when the expenses were related primarily to market research and medical education activities in the United States. The company expects Oxyglobin sales and marketing expenses to continue to be significantly lower in fiscal 2005 than in fiscal 2004. Biopure is currently evaluating the timing and extent of potential Hemopure sales and marketing activities in South Africa but does not expect these activities to have a material effect on fiscal 2005 results.

General and administrative expenses increased $341,000 compared to the same period in 2004. This increase is primarily due to a one-time non-cash expense of $824,000, representing the value of Biopure common stock issued pursuant to a settlement agreement entered into with Network Healthcare Holdings Limited (Netcare) and with Tshepo Pharmaceuticals Limited, the former registration holder and marketing and distribution agent in South Africa for Hemopure. The increase was partially offset by a $337,000 reduction in legal fees payable by the Company. A great portion of legal fees and expenses incurred by the Company during the first fiscal quarter of 2005 in connection with the SEC investigation and litigation was paid by our insurer. In the prior year the Company paid comparable expenses that were deductible under our director and officer liability policy. In addition, employee-related expenses decreased by $221,000 compared to the same period in 2004.

Liquidity and Capital Resources

At January 31, 2005, we had $25,273,000 in cash and cash equivalents, which we believe to be sufficient to fund operations through January 2006 under the Company’s current operating plan. Additional capital will be required to fund the Company’s operations until the Company becomes profitable. The Company does not expect to be profitable for at least the next several years, and may never become profitable. The Company intends to seek additional capital through sales of equity securities and, if appropriate, to consider strategic collaborations for sharing development and commercialization costs. However, there can be no assurance that adequate additional financing will be available to the Company on terms that it deems acceptable, if at all.

Net cash used in operating activities decreased $3,884,000 in the first three months of 2005 compared to the corresponding period last year. Accrued expenses were $898,000 less during the first three months of fiscal 2005 than the same period last year mostly due to payments for severance and to consultants no longer used by the company during the first three months of fiscal 2004. Accounts payable consumed $397,000 less cash during the first 3 months of fiscal 2005 compared to last year, consistent with the Company’s cost-cutting measures implemented in October 2003 and April and June 2004. Cash provided by other current assets, consisting of prepaid expenses, increased by $412,000 due to an increase in insurance premiums paid for in the prior fiscal year. Cash provided by inventories decreased compared to last year due mostly to lower sales during the first three months of fiscal 2005 compared to the same period last year. Cash outlays for property, plant and equipment decreased by $167,000 during the first quarter of fiscal 2005 as a result of the Company’s cost cutting measures.

On December 14, 2004, the Company sold 40,000,000 shares of its class A common stock at a price of $0.29 per share and warrants to purchase 20,000,000 shares of its class A common stock at an exercise price of $0.31 per share. These warrants were exercisable immediately and expire on the fifth anniversary of their date of issuance. The Company also issued to the placement agent for the offering warrants to acquire 1,200,000 shares of class A common stock at an exercise price of $0.40 per share. These warrants become exercisable six months from their date

BIOPURE CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
January 31, 2005
(continued)

of issuance and expire five years from their date of issuance. The aggregate proceeds to the Company were $11,600,000 before offering costs of approximately $1,029,000.

On January 10, 2005, the Company sold 22,200,000 shares of its class A common stock at a price of $0.51 per share. The Company issued to the placement agent for the offering warrants to acquire 500,000 shares of class A common stock at an exercise price of $0.713 per share. These warrants become exercisable six months from their date of issuance and expire on the fifth anniversary of their date of issuance. The aggregate proceeds to the Company were $11,322,000 before offering costs of approximately $833,000.

During the quarter the Company raised $3,285,000 in cash from investors exercising a total of 10,175,464 warrants at a weighted average exercise price of $0.32 per share.

Recently Issued Accounting Standards

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Statement 123(R) must be adopted in the first interim or annual period beginning after June 15, 2005, irrespective of the entity’s fiscal year. Early adoption will be permitted in periods in which financial statements have not yet been issued. The Company will adopt this new standard effective for the fourth fiscal quarter of 2005.

Statement 123(R) permits public companies to adopt its requirements using one of two methods: a “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date or a “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption. The Company is evaluating which method of adoption it will apply for Statement 123(R).

As permitted by Statement 123, the Company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R) fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net loss per share in Note 4 to our consolidated financial statements.

BIOPURE CORPORATION

January 31, 2005

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The Company currently does not have any foreign currency exchange risks, with the exception of negligible exchange fluctuations associated with expenses for marketing and regulatory activities outside of the United States. Biopure sells Oxyglobin to its European distributors in U.S. dollars and therefore our customers bear the risk of foreign currency exchange fluctuation. The Company anticipates sales of Hemopure in South Africa may begin in fiscal 2005. If sales occur customers will be charged and pay in South African Rand. The Company expects the foreign currency exchange fluctuation to be negligible in fiscal 2005, as sales are not expected to be significant and should be offset by local currency expenses. The Company intends to develop policies to minimize any exchange fluctuation risk as sales volume increases. The Company invests its cash and cash equivalents in money market funds. These investments are subject to interest rate risk. However, due to the nature of the Company’s short-term investments, it believes that the financial market risk exposure is not material.

Item 4. Disclosure Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the evaluation date that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting (as defined under Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

BIOPURE CORPORATION

Part II – Other Information
January 31, 2005

Item 1. Legal Proceedings

The information in Note 9 to the Condensed Consolidated Financial Statements contained in this report is hereby incorporated by reference into this Item 1.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a vote of Security Holders

The Company held a special meeting of stockholders on November 29, 2004. The meeting did not involve the election of directors.

The matters voted upon were:

(i)	An amendment to the restated certificate of incorporation of the Company to increase the number of shares of authorized Class A common stock from 100,000,000 shares to 200,000,000 shares was approved, and the shares voted were as follows:

For	Against	Abstain
56,395,510	1,508,626	172,155

(ii)	An amendment to the restated certificate of incorporation of the Company to increase the number of shares of authorized preferred stock from 30,000,000 to 90,000,000 was not approved, and the shares voted were as follows:

For	Against	Abstain
14,978,506	2,426,533	197,187

(iii)	A proposal to authorize the sale, issuance or potential issuance of shares of class A common stock (or securities convertible into or exchangeable for class A common stock) in an amount equal to 20% or more of the class A common stock or 20% or more of the voting power outstanding before such issuance at a price less than the greater of book or market value in order to comply with the Nasdaq Marketplace Rules was approved and the shares voted were as follows:

For	Against	Abstain
13,541,461	2,305,513	1,755,253

There were no broker held nonvoted shares represented at the meeting.

BIOPURE CORPORATION

Part II – Other Information
January 31, 2005
(continued)

Item 5. Other Information

RISK FACTORS

     These risks and uncertainties are not the only ones we face. Others that we do not know about now, or that we do not now think are important, may impair our business or the trading price of our securities.

Company Risks

     We have a history of losses and expect future losses.

     We have had annual losses from operations since our inception in 1984. In the fiscal years ended October 31, 2002, 2003 and 2004, we had losses from operations of $46,657,000, $47,312,000 and $41,832,000 respectively. We had a loss from operations of $7,651,000 in the first quarter of fiscal 2005 and had an accumulated deficit of $477,884,000 as of January 31, 2005. We anticipate that we will continue to generate losses for the next several years. Even if Hemopure were to be approved by the FDA or analogous European regulatory authorities, we might not be able to achieve profitable operations.

     We require significant funding in order to continue to operate.

     We expect that our cash on hand at January 31, 2005 will fund operations through January 2006. Sufficient funds may not be available to us thereafter or on terms that we deem acceptable, if they are available at all.

     We are required under the Nasdaq Stock Market’s marketplace rules to obtain stockholder approval for any issuance of additional equity securities that would comprise more than 20 percent of Biopure’s total shares of common stock or voting power at a discount to the greater of book or market value in an offering that is not deemed to be a “public offering” by Nasdaq. Funding of our operations in the future may require stockholder approval for purposes of complying with the Nasdaq marketplace rules. We cannot assure you that we will not require such approval to raise additional funds or that we would be successful in obtaining any such required stockholder approval.

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

BIOPURE CORPORATION

Part II – Other Information
January 31, 2005
(continued)

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

     We will not be able to market Hemopure in the United States unless and until we receive FDA approval. In pursuing both the cardiac and trauma indications for Hemopure, as a prerequisite to further clinical trials for Hemopure sponsored by us in the United States, we intend to continue to address, and will seek to respond as soon as practicable to, the FDA’s safety and other questions arising out of our previously-submitted BLA for an orthopedic surgery indication. Addressing these questions requires considerable data gathering and analysis. We must rely on contractors to complete some of the work. We have been delayed, and could be further delayed, in responding either by the contractors’ failure or inability to timely complete their tasks, or by other unanticipated delays or difficulties. Accordingly, at this time we do not know whether or when we will be able to respond fully to all of these questions and issues raised by the FDA. Furthermore, the FDA may find that responses we may give do not adequately address its questions and that the results of preclinical animal studies the FDA has asked for do not adequately address its concerns.

     Moreover, even if we adequately address the FDA’s questions, we will need to obtain FDA acceptance of the protocols for, and to complete, human clinical trials to obtain FDA approval for Hemopure for cardiac and trauma indications. We cannot predict when we will submit an IND for a cardiac indication. Consequently, we do not know whether or when we will be able to commence a U.S. clinical trial of Hemopure for a cardiac indication, or that we will be able to conduct or satisfactorily conclude additional clinical trials required to obtain FDA marketing authorization for this indication. In the case of the trauma indication, the NMRC is taking primary responsibility for designing and seeking FDA acceptance of a two-stage Phase 2/3 clinical protocol for trauma in the out-of-hospital setting and is expected to be principally responsible for conducting the trial. The NMRC has not yet filed an IND for such an indication. The FDA may delay or withhold acceptance of any IND filing, if and when made, or if it grants such acceptance and the trial is commenced and concluded, the results of the trial may not support marketing authorization of Hemopure for the proposed trauma indication.

     In addition, future or existing governmental action or changes in FDA policies or precedents may result in delays or rejection of an application for marketing approval. The FDA has considerable discretion in determining whether to grant marketing approval for a drug, and may delay or deny approval even in circumstances where the applicant’s clinical trials have proceeded in compliance with FDA procedures and regulations and have met the established end points of the trials. Despite all of our efforts, the FDA could refuse to grant marketing authorization for Hemopure.

     Challenges to FDA determinations are generally time consuming and costly, and rarely succeed. We can give no assurance that we will obtain FDA marketing authorization for Hemopure for any indication. The failure to obtain any approval would have severe negative consequences for our company.

BIOPURE CORPORATION

Part II – Other Information
January 31, 2005
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

     To gain regulatory approval from the FDA and analogous European regulatory authorities for the commercial sale of any product, including Hemopure, we must demonstrate in clinical trials, and satisfy the FDA and foreign regulatory authorities as to, the safety and efficacy of the product. Clinical trials are expensive and time-consuming, as is the regulatory review process. Clinical trials are also subject to numerous risks and uncertainties not within our control. For example, data we obtain from preclinical and clinical studies are susceptible to varying interpretations that could impede regulatory approval. Further, some patients in our clinical trials may have a high risk of death, age-related disease or other adverse medical events that may not be related to our product. These events may affect the statistical analysis of the safety and efficacy of our product. If we obtain marketing authorization for a product, the authorization will be limited to the indication for which our clinical trials have demonstrated the product is safe and effective.

     In addition, many factors could delay or result in termination of ongoing or future clinical trials. Results from ongoing or completed preclinical or clinical studies or analyses could raise concerns over the safety or efficacy of a product candidate. For example, in April, 2003, the FDA placed a proposed Phase 2 clinical trial of Hemopure for the treatment of trauma in the in-hospital setting on clinical hold citing safety concerns based on a review of data from our Phase 3 clinical trial in patients undergoing surgery. We cannot assure investors that the FDA will not place other clinical trials we sponsor on hold in the future. A clinical trial may also experience slow patient enrollment. The rate of completion of our clinical trials is dependent in large part on the rate of patient enrollment. There may be limited availability of patients who meet the criteria for certain clinical trials. Delays in planned patient enrollment can result in increased development costs and delays in regulatory approvals. Further, we rely on investigating physicians and the hospital trial sites to enroll patients. At our recommendation, the South African hospital that is the sole site for our trauma trial recently interrupted enrollment to address site procedures, not product related issues. In addition, patients may experience adverse medical events or side effects resulting in delays, whether or not the events or the side effects relate to the study material, and there may be a real or perceived lack of effectiveness of, or safety issues associated with, the product we are testing. We have experienced one such delay in our European coronary angioplasty trial.

If we do not have the financial resources to fund trials required to exploit Hemopure for all of its potential indications, our success as a company will be adversely affected.

     We cannot sell Hemopure for any indication unless we receive FDA approval for that indication. The FDA requires a separate marketing approval for each proposed indication for the use of Hemopure in the United States. In order to market Hemopure for more than one indication, we will have to design additional clinical trials, submit the trial designs to the FDA for review and complete those trials successfully. If the FDA approves Hemopure for an

BIOPURE CORPORATION

Part II – Other Information
January 31, 2005
(continued)

indication, it may require a label cautioning against Hemopure’s use for indications for which it has not been approved. We may not have funds available to try to exploit Hemopure for all of its potential indications. Our potential revenues will be impaired by limitations on Hemopure’s use.

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

     During the fourth quarter of fiscal 2003, we were notified of a confidential investigation by the Securities and Exchange Commission, or SEC. On December 22, 2003, we and our former chief executive officer and board member and our former senior vice president, regulatory and operations, each received a “Wells Notice” from the SEC staff indicating the staff’s preliminary determination to recommend that the SEC bring a civil injunctive proceeding against the Company and such former officers. On April 29, 2004, our current chairman, a former director, our current chief technology officer and our current general counsel each also received a Wells Notice from the SEC staff indicating the staff’s preliminary determination to recommend that the SEC bring a civil injunctive proceeding against them. We have responded in writing to the “Wells Notice” received by the Company explaining why the SEC ought not to bring a proceeding. The investigation is ongoing and, to our knowledge, no formal recommendation has been made to date and we do not know what action, if any, the SEC staff may finally recommend although it has indicated that it will recommend further action. Following our announcement of the Wells Notices, a number of class action lawsuits, subsequently consolidated, were filed against us and several of our former and current executive officers in the U.S. District Court of Massachusetts, captioned “IN RE: Biopure Corporation Securities Litigation,” Civil Action No. 03-12628-NG. In addition, all members of our board of directors as of December 22, 2003, our general counsel and the Company are named as defendants in two derivative actions filed in January of 2004 in the U.S. District Court of Massachusetts, and subsequently consolidated, captioned “IN RE: Biopure Corporation Derivative Litigation,” Master Docket No. 1:04-cv-10177 (NG), claiming that such directors breached fiduciary duties in connection with the same disclosures that are the subject of the class action lawsuits.

     There can be no assurance as to the outcome of any of these proceedings. Members of our board of directors and management may spend considerable time and effort cooperating with the SEC in its investigation and defending against any class action lawsuits, any action that might be brought by the SEC and derivative actions. This expenditure of time and effort may adversely affect our business, results of operations and financial condition. We may incur substantial costs in connection with these proceedings, lawsuits and derivative actions including significant legal expenses, fines, judgments or settlements that exceed the amount of, or are not covered by, our insurance policies. In addition, the uncertainty about the possible effect of these matters on our financial position and results of operations may adversely affect our stock price and our ability to raise capital.

The SEC and litigation matters described above may harm our business and financial condition if they result in substantial fines, judgments or settlements that exceed the amount of coverage under our insurance policies, or if such fines, judgments or settlements are not covered by our insurance policies.

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

BIOPURE CORPORATION

Part II – Other Information
January 31, 2005
(continued)

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

BIOPURE CORPORATION

Part II – Other Information
January 31, 2005
(continued)

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

BIOPURE CORPORATION

Part II – Other Information
January 31, 2005
(continued)

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

BIOPURE CORPORATION

Part II – Other Information
January 31, 2005
(continued)

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

     The Sarbanes-Oxley Act of 2002, which became law in July 2002, has required changes in some of our corporate governance, securities disclosure and compliance practices. In response to the requirements of that Act, the SEC and the Nasdaq have promulgated new rules and listing standards covering a variety of subjects. Compliance with these new rules and listing standards has increased our general and administrative costs, and we expect these increased costs to continue. These developments may make it more difficult and more expensive for us to obtain director and officer liability insurance. Likewise, these developments may make it more difficult for us to attract and retain qualified members of our board of directors, particularly independent directors, or qualified executive officers.

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
January 31, 2005
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

     The biotechnology and pharmaceutical industries are highly competitive. There are a number of companies, universities and research organizations actively engaged in research and development of products that may be similar to, or alternatives to, Hemopure for orthopedic surgery, trauma or cardiac ischemia indications. We are aware that at least one public company competitor, Northfield Laboratories Inc., is in the advanced stages of developing a hemoglobin-based oxygen carrier produced from human blood that has passed its expiration date for human transfusion. Northfield’s product is in a Phase 3 clinical trial for a trauma indication. We are also aware that companies are conducting preclinical studies and clinical trials of hemoglobin-based or perfluorocarbon oxygen carriers. The products being developed by these companies are intended for use in humans and as such could compete, if approved by regulatory authorities, with Hemopure. We could also encounter competition in cardiovascular ischemia indications from medical devices and drugs on the market or currently under development.

     Increased competition could diminish our ability to become profitable or affect our profitability in the future. Our existing and potential competitors:

•	are conducting preclinical studies and clinical trials of their products;

•	might have or be able to access substantially greater resources than we have and be better equipped to develop, manufacture and market their products;

BIOPURE CORPORATION

Part II – Other Information
January 31, 2005
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

BIOPURE CORPORATION

Part II – Other Information
January 31, 2005
(continued)

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

     The trading price of our common stock has been and is likely to continue to be extremely volatile. During the period from November 1, 2002 through January 5, 2005, the trading price of our stock has ranged from a low of $0.27 per share (on December 9, 2004) to a high of $9.03 per share (on August 1, 2003). Our stock price and trading volume could be subject to wide fluctuations in response to a variety of factors, including, but not limited to, the following:

BIOPURE CORPORATION

Part II – Other Information
January 31, 2005
(continued)

•	failure to identify and hire permanent key personnel; loss of key personnel;

•	an inability to obtain or the perception that we will be unable to obtain adequate financing to fund our operations;

•	FDA action or delays in FDA action on Hemopure or competitors’ products;

•	the outcome of SEC investigations, or any litigation or threatened litigation;

•	publicity regarding actual or potential medical results relating to products under development by us or our competitors;

•	actual or potential preclinical or clinical trial results relating to products under development by us or our competitors;

•	delays in our testing and development schedules;

•	events or announcements relating to our relationships with others, including the status of potential transactions with investors, licensees and other parties;

•	announcements of technological innovations or new products by our competitors;

•	developments or disputes concerning patents or proprietary rights;

•	regulatory developments in the United States and foreign countries;

•	economic and other factors, as well as period-to-period fluctuations in our financial results;

•	market conditions for pharmaceutical and biotechnology stocks; and

•	communications from the Nasdaq National Market concerning delisting or potential delisting.

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

A report on Form 8-K was filed on December 1, 2004, to provide under Item 8.01 the results of stockholder votes at a special meeting held on November 29, 2004.

A report on Form 8-K was filed on December 8, 2004, to furnish under Item 2.02, including the Company’s press release, the Company’s results of operations for the year ended October 31, 2004.

A report on Form 8-K was filed on December 9, 2004, to report under Item 8.02 an offering of securities and to file as exhibits a related agreement and related forms of agreement as well as the Company’s employment

BIOPURE CORPORATION

Part II – Other Information
January 31, 2005
(continued)

agreement with its CEO.

A report of Form 8-K was filed on December 16, 2004, to report under Item 3.01 the Company’s receipt of a notice from the Nasdaq National Market that the Company continued to be out of compliance with the Nasdaq’s $1.00 minimum bid price requirement and that it would be delisted if compliance was not attained by June 13, 2005.

A report on for 8-K was filed on January 5, 2005, to report under Item 8.01 a public offering of common stock and to file as exhibits a related agreement and related forms of agreements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOPURE CORPORATION

Date: March 14, 2005	By:	/s/ Francis H Murphy

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