Form 10-Q
period 2005-04-30
BIOPURE CORP
filed 2005-06-09
CIK 815508

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☑ Yes ☐ No

The number of shares outstanding of each of the issuer’s classes of common stock as of June 7, 2005 was:

Class A Common Stock, $.01 par value	24,359,558
Class B Common Stock, $1.00 par value	117.7

BIOPURE CORPORATION

Biopure®, Hemopure® and Oxyglobin® are registered trademarks of Biopure Corporation.

Part I

Item 1

BIOPURE CORPORATION

Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	April 30, 2005	October 31, 2004
Assets:
Current assets:
Cash and cash equivalents	$20,707	$6,448
Accounts receivable, net	362	109
Inventories	3,824	4,512
Other current assets	944	1,597

Total current assets	25,837	12,666
Property, plant and equipment, net	29,376	31,400
Other assets	1,028	1,060

Total assets	$56,241	$45,126

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$385	$542
Accrued expenses	2,403	3,570
Current portion of deferred revenue	196	—
Current portion of restructuring costs	205	—

Total current liabilities	3,189	4,112
Deferred revenue, net of current portion	981	1,177
Deferred compensation	—	121
Restructuring costs, net of current portion	354	—
Other long-term liabilities	41	—

Total long-term liabilities	1,376	1,298
Stockholders’ equity:
Preferred stock, $0.01 par value, 30,000,000 shares authorized, no shares outstanding	—	—
Common stock:
Class A, $0.01 par value, 200,000,000 shares authorized, 24,359,558 shares outstanding at April 30, 2005 and 11,658,664 at October 31, 2004	244	117
Class B, $1.00 par value, 179 shares authorized, 117.7 shares outstanding	—	—
Capital in excess of par value	511,541	485,621
Contributed capital	24,574	24,574
Notes receivable	(234)	(258)
Accumulated deficit	(484,449)	(470,338)

Total stockholders’ equity	51,676	39,716

Total liabilities and stockholders’ equity	$56,241	$45,126

See accompanying notes.

BIOPURE CORPORATION

Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	April 30, 2005	April 30, 2004	April 30, 2005	April 30, 2004
Revenues:
Oxyglobin product sales	$305	$883	$597	$1,633
Research and development revenues	315	10	702	10

Total revenues	620	893	1,299	1,643
Cost of product revenues	2,891	4,006	5,973	9,252

Gross loss	(2,271)	(3,113)	(4,674)	(7,609)
Operating expenses:
Research and development	1,391	2,974	2,910	5,396
Sales and marketing	114	949	230	1,792
General and administrative	2,867	5,009	6,481	8,282

Total operating expenses	4,372	8,932	9,621	15,470

Loss from operations	(6,643)	(12,045)	(14,295)	(23,079)
Other income, net	79	41	184	97

Net loss	$(6,564)	$(12,004)	$(14,111)	$(22,982)

Per share data:
Basic and diluted net loss per common share	$(0.27)	$(1.52)	$(0.69)	$(3.00)

Weighted-average shares used in computing basic and diluted net loss per common share	24,293	7,889	20,372	7,650

See accompanying notes.

BIOPURE CORPORATION

Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	April 30, 2005	April 30, 2004
Operating activities:
Net loss	$(14,111)	$(22,982)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,079	2,634
Deferred compensation	(121)	(21)
Cancellation of note receivable and accrued interest	24	(1)
PA license amortization	—	29
Non-cash charge related to issuance of stock	808	969
Changes in assets and liabilities:
Accounts receivable	(253)	163
Inventories	688	1,014
Other current assets	653	264
Restructuring costs for vacated facility	559	—
Accounts payable	(157)	(585)
Accrued expenses	(1,167)	(1,303)
Other liabilities	41	—

Net cash used in operating activities	(10,957)	(19,819)
Investing activities:
Purchases of property, plant and equipment	(27)	(179)
Other assets	4	1

Net cash used in investing activities	(23)	(178)
Financing activities:
Net proceeds from sales of common stock	21,026	5,000
Proceeds from the exercise of warrants	4,213	—

Net cash provided by financing activities	25,239	5,000
Net increase (decrease) in cash and cash equivalents	14,259	(14,997)
Cash and cash equivalents at beginning of period	6,448	26,862

Cash and cash equivalents at end of period	$20,707	$11,865

See accompanying notes.

BIOPURE CORPORATION

Notes to Condensed Consolidated Financial Statements
April 30, 2005
(Unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended April 30, 2005 are not necessarily indicative of the results that may be expected for the year ending October 31, 2005; however, the Company expects to incur a substantial loss for the year ending October 31, 2005.

During the Annual Meeting of the Stockholders of the Company held on April 6, 2005, the stockholders voted in favor of amending the Company’s restated Certificate of Incorporation to effect a reverse stock split of the Company’s class A common Stock for implementation in the discretion of the Board of Directors. As such and effective May 27, 2005, the Company’s outstanding class A common shares, stock options and warrants reverse split at a six to one ratio, with post split shares retaining a par value of $.01 per share. All references to shares and options, in this period and in prior periods, have been adjusted to reflect the post reverse split amounts.

During the first and second quarters of fiscal 2004 expenses for certain departments were charged to research and development. In connection with changes in the nature of the work being performed by people in these departments, the Company decided to charge the costs of the departments to cost of goods sold and general and administrative. Consequently, it reclassified the charges in the first and second quarters of fiscal 2004. For the first and second fiscal quarters of 2004, $577,000 and $517,000, respectively, have been reclassified from research and development. Of these costs, $441,000 and $402,000 for the first and second quarters, respectively, are now shown as cost of revenues and $136,000 and $115,000 for the first and second quarters, respectively, as general and administrative. These reclassifications had no impact on the loss from operations.

During the first fiscal quarter of 2005, the Company vacated leased office space and sublet it. In accordance with FAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” the Company must record, as a restructuring charge, the net present value of the remaining lease payments reduced by the amount of sublease rent the Company expects to collect. The charge would have been $630,000, or $0.03 per share, for the first fiscal quarter of 2005. The Company has included this charge in general and administrative expense in the second fiscal quarter of 2005. The Company does not believe that this charge is material to the first or second quarter of 2005 nor will it be material to fiscal 2005 financial statements. Payments made against the restructuring liability, net of sublease income, amounted to approximately $165,000, resulting in a remaining accrual balance of $559,000, of which $205,000 is current as of April 30, 2005.

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

Certain prior period items have been reclassified to conform to the current periods’ presentation.

The Company has financed operations from inception primarily through sales of equity securities and development and license agreement payments. The Company has not been profitable since inception and had an

BIOPURE CORPORATION
Notes to Condensed Consolidated Financial Statements
April 30, 2005
(Unaudited)
(continued)

accumulated deficit of $484,449,000 at April 30, 2005. As of April 30, 2005, the Company had $20,707,000 in cash and cash equivalents. The Company expects this funding to be sufficient to fund operations into March 2006 under the Company’s current operating plan. Additional capital will be required to fund the Company’s operations until the Company becomes profitable. The Company does not expect to be profitable for at least the next several years and may never become profitable. The Company intends to seek additional capital through sales of equity securities and, if appropriate, to consider strategic collaborations for sharing development and commercialization costs. However, there can be no assurance that adequate additional financing will be available to the Company on terms that it deems acceptable, if at all.

2.	Net Loss per Share

During the Annual Meeting of the Stockholders of the Company held on April 6, 2005, the stockholders voted in favor of amending the Company’s restated Certificate of Incorporation to effect a reverse stock split of the Company’s class A common Stock for implementation in the discretion of the Board of Directors. As such and effective May 27, 2005, the Company’s outstanding class A common shares, stock options and warrants reverse split at a six to one ratio, with post split shares retaining a par value of $.01 per share. All references to shares and options, in this period and in prior periods, have been adjusted to reflect the post reverse split amounts.

Basic net loss per common share is computed based on the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is computed based upon the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of the Company’s common stock equivalents, including the shares issuable upon the conversion of Class B Common Stock outstanding and the exercise of common stock options and warrants. The dilutive effect of stock options and warrants is determined based on the treasury stock method using the average market price of common stock for the period. However, basic and diluted net loss per common share is computed the same for all periods presented as the Company had losses for all periods presented and, consequently, the effect of Class B Common Stock, options and warrants is anti-dilutive. Dilutive weighted average shares outstanding do not include 6,431,191 potential common-equivalent shares for the three and six months ended April 30, 2005 and 2,866,190 common-equivalent shares for the three and six months ended April 30, 2004, as their effect would have been anti-dilutive.

3.	Capital Stock

During the three months ended April 30, 2005, warrants were exercised to acquire an aggregate of 371,650 shares of the Company’s class A common stock at a weighted average exercise price of $2.45 per share. Total proceeds from these warrant exercises were approximately $911,000.

4.	Stock Based Compensation

The Company applies the intrinsic value method pursuant to Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, in accounting for its stock-based compensation plans. Accordingly, no compensation expense has been recognized for stock-based awards to employees. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”, an amendment of FASB Statement No. 123 (SFAS No. 148). Had compensation expense for the Company’s stock option plans been determined based on the fair value at the grant date for awards under these plans, consistent with the methodology prescribed under SFAS No. 148, the Company’s net loss and net loss per share would have

BIOPURE CORPORATION
Notes to Condensed Consolidated Financial Statements
April 30, 2005
(Unaudited)
(continued)

approximated the pro forma amounts indicated below:

	Three Months Ended		Six Months Ended
	April 30,	April 30,	April 30,	April 30,
In thousands (except per share data)	2005	2004	2005	2004
Net loss, as reported	$(6,564)	$(12,004)	$(14,111)	$(22,982)
Deduct: Total stock-based compensation expense determined under fair value based method for all employee awards	(678)	(885)	(1,570)	(1,613)

Pro forma net loss	$(7,242)	$(12,889)	$(15,681)	$(24,595)

Net loss per share:
Basic and diluted — as reported	$(0.27)	$(1.52)	$(0.69)	$(3.00)

Basic and diluted — pro forma	$(0.30)	$(1.63)	$(0.77)	$(3.22)

The weighted average fair value of each stock option included in the preceding pro forma amounts was estimated using the Black-Scholes option-pricing model and is amortized over the vesting period of the underlying options. The assumptions used to calculate the SFAS No. 148 pro forma disclosure and the weighted average information are as follows:

	Three Months Ended		Six Months Ended
	April 30,	April 30,	April 30,	April 30,
	2005	2004	2005	2004
Risk-free interest rate	3.81%	2.76%	3.81%	2.76%
Expected dividend yield	—	—	—	—
Expected lives	5 years	7 years	5 years	7 years
Expected volatility	82%	81%	82%	81%

5.	Inventories

Inventories are valued at the lower of cost (determined using the first-in, first-out method) or market. Inventories were as follows:

In thousands	April 30, 2005	October 31, 2004
Raw materials	$325	$581
Work-in-process	219	382
Finished goods-Oxyglobin	995	1,223
Finished goods-Hemopure	2,285	2,326

	$3,824	$4,512

6.	Accrued Expenses

Accrued expenses consisted of the following:

In thousands	April 30, 2005	October 31, 2004
Accrued payroll and related employee expenses	$388	$452
Accrued vacation	427	420
Accrued legal and audit fees	269	641
Accrued health and dental premiums	—	154
Financing fees	537	537
Preclinical animal studies	—	335
Accrued severance	133	60
Other	649	971

	$2,403	$3,570

BIOPURE CORPORATION
Notes to Condensed Consolidated Financial Statements
April 30, 2005
(Unaudited)
(continued)

7.	Commitments

Research Agreement(1)

In March 2003, the Company entered into a Cooperative Research and Development Agreement (CRADA) with the U. S. Naval Medical Research Center (NMRC). Under the CRADA, as amended, the NMRC has primary responsibility for designing, seeking FDA acceptance of and conducting a planned two-stage Phase 2/3 clinical trial of Hemopure® [hemoglobin glutamer – 250 (bovine)] in trauma patients with severe hemorrhagic shock (acute blood loss) in the out-of-hospital setting. Each of Biopure and the NMRC is expected to fund the activities for which it is responsible. The Company believes that all or most of its costs could be covered by government funding. To date, Congress has appropriated a total of $18.5 million to the U.S. Army and Navy for the development of Hemopure for potential use in military and civilian trauma indications and to cover military administrative costs. Of this amount, approximately $5 million is being administered by the Army to help fund the Company’s obligations under the CRADA.(2) During 2004, the NMRC worked to address FDA questions arising from a pre-investigational new drug (IND) meeting held in April 2004 to discuss the trauma trial protocol, entitled “Restore Effective Survival in Shock (RESUS). The Company believes the NMRC is preparing to submit to the FDA an IND application for the proposed RESUS trial. The Company understands this IND application is undergoing final review within the Department of Defense.

8.	Recently Issued Accounting Standards

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure will no longer be an alternative. On April 15, 2005 the Securities and Exchange Commission (SEC) adopted a rule that amended the compliance dates for SFAS 123(R), which the Company will now be required to adopt in its first fiscal quarter of 2006. Early adoption is permitted in periods in which financial statements have not yet been issued.

Statement 123(R) permits public companies to adopt its requirements using one of two methods: a “modified prospective” and a “modified retrospective” method. Under the modified prospective method, compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the

(1) The content of this document does not necessarily reflect the position or the policy of the U.S. Government or the Department of Defense, and no official endorsement should be inferred. Completion of the proposed RESUS clinical trial of Hemopure in trauma is contingent upon further funding.

(2) $5,102,306 is from Grant DAMD17-02-1-0697. The U.S. Army Medical Research Acquisition Activity, 820 Chandler Street, Fort Detrick MD 21702-5014 is the awarding and administering acquisition office.

BIOPURE CORPORATION
Notes to Condensed Consolidated Financial Statements
April 30, 2005
(Unaudited)
(continued)

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

As permitted by Statement 123, the Company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R) fair value method will have a significant impact on the Company's result of operations, although it will have no impact on its overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted Statement 123(R) in prior periods, the Company believes that the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net loss per share in Note 4 to the Company’s consolidated financial statements.

9.	Litigation

SEC Investigation. During the fourth quarter of fiscal 2003, the Company was notified of a confidential investigation by the Securities and Exchange Commission (SEC). On December 22, 2003, the Company, its former Chief Executive Officer and its former Senior Vice President, Regulatory and Operations, and on April 29, 2004 the Company’s Chairman, a former director, its Chief Technology Officer and General Counsel each received “Wells Notices” from the staff of the SEC stating the Staff’s preliminary determination to recommend that the SEC bring a civil injunctive proceeding against the Company and the individuals. Biopure and the individuals have each responded in writing to the notices and explained why the SEC ought not to initiate a proceeding. To the Company’s knowledge, no formal recommendation has been made to date, but the Staff has indicated that it intends to make such a recommendation.

Biopure believes the notices relate to Company disclosures concerning communications with the FDA about a clinical hold imposed on a proposed clinical trial protocol the Company submitted to the FDA in March 2003 and about the status of the Company’s BLA to market Hemopure in the United States for the treatment of acutely anemic patients undergoing orthopedic surgery. In March 2003, the Company filed a proposed protocol for a Phase 2 clinical trial in trauma patients in a hospital setting. The FDA put the protocol and its related investigational new drug (IND) application on “clinical hold,” meaning the trial could not begin as proposed. The FDA cited safety concerns based on, among other things, a preliminary review of data from the Company’s Phase 3 clinical trial in patients undergoing orthopedic surgery. After the Company responded in two written submissions, the clinical hold was reasserted twice in writing. The Company did not disclose the clinical hold because it did not consider, and does not consider, correspondence with the FDA about data interpretation in the development of a proposed protocol to be material, notwithstanding the references to data in the BLA. The Staff’s investigation also concerns the Company’s disclosures concerning the FDA’s review of the BLA, after the Company’s receipt of the FDA’s letter regarding the BLA dated July 30, 2003. The Company has been cooperating throughout the investigation with the SEC Staff. At this time, the Company cannot estimate the extent of the impact this inquiry may have on its financial position or results of operations.

Litigation. Biopure, its former Chief Executive Officer, its Chief Technology Officer and its former Chief Financial Officer were named as defendants in a number of similar, purported class action complaints, filed between December 30, 2003 and January 28, 2004 (the “complaints”), in the U.S. District Court for the District of Massachusetts (the “Court”) by alleged purchasers of Biopure’s common stock. Those complaints have since been consolidated in a single action and an amended complaint has been filed against the Company, the

BIOPURE CORPORATION
Notes to Condensed Consolidated Financial Statements
April 30, 2005
(Unaudited)
(continued)

previously named individuals and several of the Company’s current and former directors and officers. The complaint claims that Biopure violated the federal securities laws by publicly disseminating materially false and misleading statements regarding the status of its Hemopure BLA with the FDA and of its trauma development program, resulting in the artificial inflation of Biopure’s common stock price during the purported class period. The complaint does not specify the amount of alleged damages plaintiffs seek to recover. The complaint sets forth a class period of March 2003 through December 24, 2003. The defendants believe that the complaint is without merit and intend to defend the actions vigorously. A motion to dismiss the amended complaint is pending with oral argument expected to be scheduled. At this time, the Company cannot estimate what impact these cases may have on its financial position or results of operations.

The seven members of Biopure’s Board of Directors during the period March through December 2003, were named as defendants in two shareholder derivative actions filed on January 26, 2004 and January 29, 2004 in the same Court. A consolidated, amended complaint has now been filed. The Company is named as a defendant, even though in a derivative action any award is for the benefit of the Company, not individual stockholders. The consolidated, amended complaint alleges that the individual directors and an officer breached fiduciary duties in connection with the same disclosures referenced in the purported securities class action. The complaint does not specify the amount of the alleged damages plaintiffs seek to recover. A motion to dismiss the amended complaint is pending. At this time, the Company cannot estimate what impact, if any, these cases may have on its financial position or results of operations. A different shareholder also made demand on the Company’s directors on June 30, 2004 that they pursue similar claims on behalf of the Company, which the Board is addressing.

10.	Subsequent Events

On May 19, 2005, the board of directors approved a one-for-six reverse split of outstanding Biopure class A common stock to take effect on May 27, 2005. The reverse split was intended to broaden Biopure’s investor base and help the Company regain compliance with the Nasdaq National Market’s $1.00 minimum bid price listing requirement by increasing the share price and decreasing the number of shares, warrants and options outstanding.

The Company had 146,157,346 shares of class A common stock outstanding at the end of trading on May 26, 2005, which converted into 24,359,558 shares. The stock is expected to trade under the ticker symbol “BPURD” until June 27, 2005, before reverting to “BPUR” on June 28, 2005.

Biopure did not issue fractional shares of common stock following the reverse split. Stockholders otherwise entitled to fractional shares will receive a cash payment equal to the fraction multiplied by $1.73.

BIOPURE CORPORATION

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
April 30, 2005

Management’ s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Information

The following discussion of our financial condition and results of operations includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these statutes. These forward-looking statements include, without limitation, statements about our clinical development program, market opportunity, strategies, competition, expected activities, expected profitability and investments as we pursue our business plan, and the adequacy of our available cash resources. These forward-looking statements are usually accompanied by words such as “believe,” “anticipate,” “plan,” “seek,” “expect,” “intend” and similar expressions. The forward-looking information is based on various factors and was derived using numerous assumptions.

These forward-looking statements involve risk and uncertainties. Forward-looking statements include those that imply that we will be able to commercially develop Hemopure, that in pursuing cardiovascular and trauma indications we will be able to address the safety and other questions of the U.S. Food and Drug Administration arising out of our previously submitted biologics license application (BLA) for an orthopedic surgery indication, that our expectations regarding the role of the U.S. Naval Medical Research Center in assuming and carrying out primary responsibility for conducting a two-stage Phase 2/3 clinical trial in the out-of-hospital setting will be met, that we will be able to obtain regulatory approvals required for the marketing and sale of Hemopure in a major market, that anticipated milestones will be met in the expected timetable, that any preclinical or clinical trials will be successful, that Hemopure, if it receives regulatory approval, will attain market acceptance and be manufactured and sold in the quantities anticipated, that we will be able to successfully increase our manufacturing capacity for Hemopure if it receives regulatory approval, that we will be able to manage our expenses effectively and raise the funds needed to operate our business, or that we will be able to stabilize and enhance our financial position. Actual results may differ materially from those set forth in the forward-looking statements due to risks and uncertainties that exist in our operations and business environment. These risks include the factors identified under “Risk Factors” in this report. All forward-looking statements included or incorporated by reference in this report are based on information available to us on the date such statements were made. In light of the substantial risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this report should not be regarded as representations by us that our objectives or plans will be achieved. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any additional disclosures we make in our Form 10-Q, 8-K and 10-K reports to the SEC.

The content of this document does not necessarily reflect the position or the policy of the U.S. Government or the Department of Defense, and no official endorsement should be inferred.

Overview

The Company’s primary focus is on the development of Hemopure for an ischemia indication, primarily in the cardiovascular area, while also supporting its cooperative research and development agreement with the U.S. Naval Medical Research Center for a potential trauma indication.

BIOPURE CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
April 30, 2005
(continued)

Significant additional capital will be required to fund our operations until such time, if ever, that the Company becomes profitable. We intend to seek additional capital through public or private sales of equity securities and, if appropriate, consider corporate collaborations for sharing development and commercialization costs. We also plan to continue to aggressively manage expenses. Since September 2003, we have reduced our workforce by more than two-thirds, from 246 employees at September 30, 2003 to 69 employees at April 30, 2005, significantly decreased marketing and manufacturing-related expenditures and deferred capital expenditures.

We expect that our activities and expenditures for the remainder of fiscal 2005 will be associated with clinically developing Hemopure for potential ischemia and trauma indications, communicating with the FDA, conducting preclinical animal studies and maintaining some manufacturing capability.

Our clinical development strategy for ischemia is to conduct parallel pilot studies to assess the potential of several ischemia indications before committing significant funding for a pivotal Phase 3 study. We are currently pursuing this development program in Europe and South Africa, and we continue to respond to issues raised by the FDA to support the Navy’s trauma development program and as a prerequisite to the Company filing an IND application to initiate an ischemia trial in the United States.

In Europe, a Phase 2 clinical trial was completed in late April 2005 and the process of verifying, locking, unblinding and analyzing the data is underway. This pilot study enrolled 46 patients with coronary artery disease, and was designed to assess the safety and feasibility of Hemopure when administered to these patients intravenously prior to undergoing elective coronary angioplasty. One of the differences in this trial versus others we have conducted to date is that Hemopure was administered at low doses strictly as an intended oxygen therapeutic, or oxygen-carrying drug, rather than as a replacement for red blood cells.

As the next step in our cardiac ischemia development program, we are designing two Phase 2 trial protocols. One trial is designed to capture preliminary efficacy data and additional safety information in elective coronary angioplasty patients to support subsequent Phase 2/3 trials in heart attack patients. The other trial is designed to assess the safety and efficacy of Hemopure administered pre-operatively to improve outcomes in patients undergoing cardiopulmonary bypass surgery.

In South Africa, we have submitted a Phase 2 clinical trial protocol to the Medicines Control Council for review. This proposed study is designed to assess the safety and efficacy of low doses of Hemopure administered perioperatively to improve wound healing in patients with peripheral vascular disease who are undergoing lower limb amputation.

During the first fiscal quarter of 2005, the Company vacated leased office space and sublet it. In accordance with FAS 146, “Accounting for Costs Associated with Exit or Disposal Activities” the Company must record, as a restructuring charge, the net present value of the remaining lease payments reduced by the amount of sublease rent the Company expects to collect. The charge would have been $630,000, or $0.03 per share, for the first fiscal quarter of 2005. The Company has included this charge in general and administrative expense in the second fiscal quarter of 2005. The Company does not believe that this charge is material to the first or second quarter of 2005 nor will it be material to fiscal 2005 financial statements.

On May 19, 2005, the board of directors approved a one-for-six reverse split of outstanding Biopure class A common stock to take effect on May 27, 2005. The reverse split was intended to broaden Biopure’s investor base and help the Company regain compliance with the Nasdaq National Market’s $1.00 minimum bid price listing requirement by increasing the share price and decreasing the number of shares, warrants and options outstanding. The Company had 146,157,346 shares of class A common stock outstanding at the end of trading on May 26, 2005 which converted into

BIOPURE CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
April 30, 2005
(continued)

24,359,558 shares when the market opened on May 27, 2005. The stock is expected to trade under the ticker symbol “BPURD” until June 27, 2005, before reverting to “BPUR” On June 28, 2005. Biopure did not issue fractional shares of common stock following the reverse split. Stockholders otherwise entitled to fractional shares are entitled to receive a cash payment equal to the fractional share multiplied by the average of the high and low trading prices of the Class A Common Stock as reported on The Nasdaq National Market during each of the five (5) trading days immediately preceding the date of the Effective Time and six (6), resulting in a cash payment of $1.73 per share. Additional information about the reverse stock split is available in Biopure’s definitive proxy statement filed with the Securities and Exchange Commission on February 28, 2005.

A number of factors pose uncertainties in estimating the amount of funds we may need to sustain operations, including:

•	The process of obtaining FDA marketing approval of Hemopure has risks of delays that make the ultimate development cost unpredictable. We are hopeful that we can respond to all issues the FDA has raised to date regarding our previously filed BLA for Hemopure for an orthopedic surgery indication, but since it is likely that we will need to conduct one or more additional human clinical trials, including a Phase 3 trial, before the FDA will consider approving Hemopure for any indication, we are evaluating all of our clinical and regulatory options. To that end, we are in the early stages of clinical development of Hemopure for indications in both trauma and ischemia.

•	As described in Note 9 to the financial statements, Biopure is a defendant in litigation, the outcomes of which are unknown. It is also the subject of an investigation by the Securities and Exchange Commission and has received a “Wells Notice” from the Commission staff. The outcomes and financial effects of these matters cannot be determined at this time, nor can any adverse effect they may have on the price of our common stock and our ability to raise capital from sales of equity or otherwise.

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

The following critical accounting policies are considered most significant:

Inventories

Inventories are stated at the lower of cost (determined using the first-in, first-out method) or market. Inventories consist of raw material, work-in-process and Hemopure and Oxyglobin finished goods. Both Oxyglobin and Hemopure have a measured shelf life of 3 years from the date of manufacture (Hemopure’s approved shelf life in South Africa is two years). Inventories are reviewed periodically to identify expired units and units with a remaining life too short to be commercially viable based on projected and historical sales activity. Inventories are also subject to quality compliance investigations. Reserves are established for inventory that falls into these categories. The inventory of Hemopure finished goods represents the units the Company expects to sell in South Africa or use in preclinical and clinical studies. We have been and expect we will continue to be reimbursed for the cost of units used in a proposed trauma trial to be conducted by or on behalf of the U. S. Naval Medical Research Center (NMRC). If the Company experiences future delays in sales in South Africa or in the use of Hemopure by the NMRC, we may have to reserve for additional units in the future.

BIOPURE CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
April 30, 2005
(continued)

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

At the end of fiscal 2004, the Company assessed its long-lived assets for impairment and determined that no impairment existed at that time. The Company continually monitors business and market conditions to assess whether an impairment indicator exists. If the Company were to determine that an impairment indicator exists, it would be required to perform an impairment test, which might result in a material impairment charge to the statement of operations.

Revenue Recognition

The Company recognizes revenue from sales of Oxyglobin upon shipment, provided that there is evidence of a final arrangement, there are no uncertainties surrounding acceptance, collectibility is probable and the price is fixed. The Company sells Oxyglobin directly to veterinarians in the United States. The Company sells Oxyglobin to a distributor in the United Kingdom that sells the product in selected European countries through local veterinary distributors in Germany, France and the U.K. Collectibility is reasonably assured once pricing arrangements are established, as these agreements establish the distributor’s intent to pay. The Company’s customers do not have a right to return product. The Company monitors creditworthiness on a regular basis and believes collectibility of product revenues is reasonably assured at the time of sale.

The Company recognizes revenue from the U.S. military upon invoicing for reimbursable expenses incurred in connection with developing Hemopure for a trauma indication. Amounts received for future inventory purchases, recorded as deferred revenue, will be recognized upon shipment. Although Hemopure is approved for commercial sale in South Africa for the treatment of acutely anemic surgery patients, the product has not yet been offered for sale. Until transactions have occurred and circumstances of distribution, storage and dispensing at medical facilities are experienced, revenues from Hemopure sold for clinical use in South Africa or for use in third-party sponsored clinical trials will not be recognized until the units are actually used.

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

A facility is a necessary part of developing a product like Hemopure. The FDA classfies Hemopure as a biologic because it is derived from animal-source material. Unlike drugs that are chemical compounds, biologics are defined by their manufacturing process and composition. Under FDA regulations, any change in the manufacturing process

BIOPURE CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
April 30, 2005
(continued)

could be considered to produce an altered, possibly different product. Therefore, it is necessary to demonstrate manufacturing capability at greater than laboratory scale for an application for regulatory approval of a biologic to be accepted for review. This requirement results in high manufacturing research and development costs in the development of a biologic relative to other types of drugs.

Prior to 1998, the Company only manufactured product for use in preclinical and clinical trials and production costs were charged wholly to research and development. As an offshoot of the research and development for Hemopure, Oxyglobin, a similar product, gained approval for veterinary use in 1998. Oxyglobin was then produced for sale in the pilot manufacturing plant that was built and maintained primarily for the development of Hemopure. Because of this marketing approval, costs of production of Oxyglobin for sale and an allocation of manufacturing overhead based on capacity used for Oxyglobin are charged to inventory and to cost of revenues. The remaining costs of the pilot plant continued to be included in research and development expenses through May 2002.

Results of Operations

As the Company generates net losses, the key drivers of the losses are cost of revenues, research and development and other expenses consisting of sales and marketing and general and administrative. For the three and six month periods ended April 30, 2005 and 2004, these items were as follows:

	Three Months Ended				Six Months Ended
	April 30, 2005		April 30, 2004		April 30, 2005		April 30, 2004
		Percent		Percent		Percent		Percent
		of		of		of		of
		Total		Total		Total		Total
	Amount	Costs	Amount	Costs	Amount	Costs	Amount	Costs

Revenues	$620		$893		$1,299		$1,643

Cost of Revenues
Oxyglobin	698	10%	1,175	9%	1,307	8%	2,745	11%
Hemopure	2,193	30%	2,831	22%	4,666	30%	6,507	26%

Total Cost of Revenues	2,891	40%	4,006	31%	5,973	38%	9,252	37%
Research and Development	1,391	19%	2,974	23%	2,910	19%	5,396	22%
Sales and Marketing
Oxyglobin	4	0%	276	2%	10	0%	724	3%
Hemopure	110	2%	673	5%	220	1%	1,068	4%

Total Sales and Marketing	114	2%	949	7%	230	1%	1,792	7%
General and Administrative	2,867	39%	5,009	39%	6,481	42%	8,282	34%

Total Costs	$7,263	100%	$12,938	100%	$15,594	100%	$24,722	100%

Three months ended April 30, 2005 compared to three months ended April, 30, 2004

Total revenues for the second quarter of fiscal 2005 were $620,000, including $315,000 from past congressional appropriations administered by the U.S. Army and $305,000 from sales of Oxyglobin, the Company’s veterinary product. Revenues for the same period last year were

BIOPURE CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
April 30, 2005
(continued)

$893,000, almost entirely from Oxyglobin sales. The Army payments represent reimbursement to Biopure for certain trauma development expenses for Hemopure.

To reduce losses, the Company implemented workforce and cost reductions that took effect in October 2003 and in April and June 2004, significantly reduced sales, marketing and manufacturing expenditures, and is limiting Oxyglobin sales.

Cost of revenues was $2.9 million for the second quarter of fiscal 2005, compared to $4.0 million for the same period in 2004. Cost of revenues includes costs of both Oxyglobin and Hemopure, although Hemopure has not been offered for sale to date. Fixed manufacturing costs cause Oxyglobin production costs to exceed Oxyglobin revenues and are expected to continue to do so until the Company is able to significantly increase its manufacturing operations by generating substantial sales of Hemopure. Oxyglobin cost of revenues was $698,000 for the second quarter of fiscal 2005 compared to $1.2 million for the same period in 2004. The decrease for the quarter was primarily due to a decreased production level and fewer Oxyglobin units sold in 2005, as the Company continues to limit sales. Hemopure cost of revenues, consisting of the allocation of unabsorbed fixed manufacturing costs, was $2.2 million for the second quarter of fiscal 2005 compared to $2.8 million for the same period in 2004. This decrease is primarily due to lower manufacturing costs resulting from workforce and cost reductions.

A breakdown of our research and development expenses by major activity is as follows:

	Three Months Ended
	April 30, 2005		April 30, 2004
		Percent of		Percent of
In thousands	Amount	Total R&D Costs	Amount	Total R&D Costs
BLA Preparation and Support of Review Process	$585	42%	$2,438	82%
Cardiac Ischemia	509	37%	429	14%
Trauma Program	230	16%	58	2%
Other Projects	67	5%	49	2%

Total	$1,391	100%	$2,974	100%

Surgery/BLA Project

The completed Phase 3 Hemopure orthopedic surgery trial cost approximately $37,000,000 over the four years from protocol development to the final report on July 26, 2002. These trial costs include costs incurred at 46 hospitals, trial site monitoring, data management, regulatory consulting, statistical analysis, medical writing and clinical materials and supplies, as well as Company personnel engaged in these activities. Costs incurred in submitting the Hemopure BLA for an orthopedic surgery indication include Company personnel and payments to third parties for manufacturing process documentation, medical consultants, regulatory consultants, integrating the safety and efficacy databases for all clinical trials and preclinical studies. Research and development expenses continue to include amounts for support of the BLA review process, including responding to FDA inquiries. The FDA letter of July 30, 2003 consisted of questions and requests for extensive additional information. In addition, during a meeting with the FDA on January 6, 2004 regarding the BLA, the FDA said that it would also require the results of three animal preclinical studies previously requested for the trauma program to be submitted for its review of the BLA and to allow the Company to conduct any additional human clinical trials in the United States. The Company has submitted to the FDA the final reports on these studies and continues to develop responses to the FDA’s safety concerns and answers to the questions contained in the July 2003 letter that we believe relate to our current clinical development plans for Hemopure. As described above, our primary strategic focus is now the

BIOPURE CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
April 30, 2005
(continued)

development of Hemopure for ischemia, primarily in the cardiovascular area, and trauma indications. We cannot predict whether we ever will realize material cash inflows from a surgery indication.

Cardiovascular Ischemia and Trauma Projects

Both the cardiovascular ischemia and the trauma projects are in early stages (i.e., safety clinical trials and preclinical animal studies). Total cardiovascular expenditures of $2.1 million as of April 30, 2005 consist of the costs of preparing and carrying out a Phase 2 clinical trial in Europe. In April 2005, the Company announced the completion of patient enrollment for this trial. Generation of trial data concluded at the end of April after all enrolled patients completed a 30-day follow-up period. Total trauma expenditures of $1.5 million as of April 30, 2005 consist of preparation costs primarily associated with protocol and study design. The costs and times of completion of any additional clinical trials and preclinical studies that might be necessary cannot be estimated at the present time. The risks and uncertainties associated with the early stage of planning and execution of the ischemia and trauma clinical development programs include, among other things, uncertainties about results that at any time could require us to abandon or greatly modify either project. Accordingly, we cannot estimate the period in which material net cash inflows for either of these two projects might commence.

The decrease in research and development expenses in the second fiscal quarter of 2005 as compared to the same period last year was primarily due to lower expenses associated with the company’s FDA response activities and to lower salaries expense compared to the corresponding period last year. The decrease was partially offset by increased expenses for activities associated with the development of a potential trauma indication.

Sales and marketing expenses decreased in the second quarter of fiscal 2005 compared to the same period last year primarily due to the reduction of staff and activities consistent with the Company’s cost-cutting measures. Of the $835,000 decrease in sales and marketing expenses, Hemopure-related sales and marketing expenses decreased $563,000 and Oxyglobin-related sales and marketing expenses decreased $272,000. Hemopure expenses for the second quarter of fiscal 2005 primarily consist of ongoing activities in South Africa compared to the corresponding period in 2004, when the expenses were related primarily to market research and medical education activities in the U.S. The Company expects Oxyglobin sales and marketing expenses to continue to be significantly lower in fiscal 2005 than in fiscal 2004 and 2003. Biopure is currently preparing to market and sell Hemopure in South Africa but does not expect these activities or the resulting revenues to have a material effect on fiscal 2005 results.

General and administrative expenses decreased $2.1 million compared to the same period in 2004. This decrease is primarily due to a reduction in severance, salaries and other employee-related expenses and a $1.1 million reduction in legal and settlement related costs. A significant portion of legal fees and expenses incurred by the Company during the second fiscal quarter of 2005 in connection with the SEC investigation and litigation was paid by our insurer. In the prior year the Company paid comparable expenses that were deductible under its director and officer liability policy. The decrease was partially offset by $724,000 in expenses related to vacated office space, which has been sublet (see Note 1 — Basis of Presentation).

Six months ended April 30, 2005 compared to six months ended April, 30, 2004

Total revenues for the first six months of fiscal 2005 were $1.3 million including $702,000 from past congressional appropriations administered by the U.S. Army and $597,000 from sales of Oxyglobin the company’s veterinary product. Revenues for the same period last year were $1.6 million, almost entirely from Oxyglobin sales. The Army payments represent reimbursement to Biopure for certain trauma development expenses for Hemopure.

BIOPURE CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
April 30, 2005
(continued)

Consistent with the cost-cutting measures mentioned above, the Company began limiting its manufacturing, marketing and sales of Oxyglobin in the second quarter of fiscal 2004. The Company plans to have substantially lower Oxyglobin sales for fiscal year 2005 than it had in fiscal 2004.

Cost of revenues decreased $3.3 million in the first six months of fiscal 2005 compared to the same period in 2004. Cost of revenues includes costs of both Oxyglobin and Hemopure, although Hemopure is not currently being offered for sale. Fixed manufacturing costs cause Oxyglobin production costs to exceed Oxyglobin revenues and are expected to continue to do so until the Company is able to significantly increase its manufacturing operations by generating substantial sales of Hemopure. Oxyglobin cost of revenues decreased $1.4 million in the first six months of fiscal 2005 compared to the same period in 2004 primarily due to a decreased production level and fewer Oxyglobin units sold in 2005, as the Company continues to limit sales. Hemopure cost of revenues, consisting of the allocation of unabsorbed fixed manufacturing costs, decreased $1.8 million for the first six months of fiscal 2005 compared to the same period in 2004 due to lower manufacturing costs resulting from workforce and cost reductions.

A breakdown of the Company’s research and development expenses by major activity is as follows:

	Six Months Ended
	April 30, 2005		April 30, 2004
		Percent of		Percent of
In thousands	Amount	Total R&D Costs	Amount	Total R&D Costs
BLA Preparation and Support of Review Process	$1,410	48%	$4,525	84%
Cardiac Ischemia	894	31%	601	11%
Trauma Program	476	16%	167	3%
Other Projects	130	5%	103	2%

Total	$2,910	100%	$5,396	100%

Research and development expenses decreased $2.5 million compared to the same period last year mostly due to lower spending on BLA response activities including preclinical studies, salaries and consulting expenses. These decreases were partially offset by $309,000 increase in spending on the trauma program, all of which is reimbursable by the U.S. Army as explained above, and a $293,000 increase in spending on the cardiac ischemia program, mostly due to a preclinical study the Company is conducting to support this potential indication.

Sales and marketing expenses decreased in the first six months of fiscal 2005 compared to the same period last year primarily due to the reduction of staff and activities consistent with the Company’s cost-cutting measures. Of the $1.6 million decrease in sales and marketing expenses, Hemopure-related sales and marketing expenses decreased $848,000 and Oxyglobin-related sales and marketing expenses decreased $714,000. Hemopure expenses for the first six months of fiscal 2005 primarily consist of ongoing activities in South Africa compared to the corresponding period in 2004, when the expenses were related primarily to market research and medical education activities in the U.S. The Company expects Oxyglobin sales and marketing expenses to continue to be significantly lower in fiscal 2005 than in fiscal 2004 and 2003. Biopure is currently preparing to market and sell Hemopure in South Africa but does not expect these activities or the resulting revenues to have a material effect on fiscal 2005 results.

General and administrative expenses decreased $1.8 million compared to the same period in 2004. This decrease is primarily due to a reduction in severance, salaries and other employee related expenses and a $622,000 reduction in legal and settlement related costs. A significant portion of legal fees and expenses incurred by the Company during the first six months of 2005 in connection with the SEC investigation and litigation was paid by its insurer. In the prior year the Company paid comparable expenses that were deductible under its director and officer liability policy. The decrease was partially offset by $724,000 in expenses related to vacated office space, which has been sublet (see Note 1 — Basis of Presentation).

BIOPURE CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
April 30, 2005
(continued)

Liquidity and Capital Resources

At April 30, 2005, we had $20,707,000 in cash and cash equivalents, which we believe to be sufficient to fund operations into March 2006, which is longer than previously estimated. Additional capital will be required to fund the Company’s operations until the Company becomes profitable. The Company does not expect to be profitable for at least the next several years, if ever. The Company intends to seek additional capital through sales of equity securities and, if appropriate, to consider strategic collaborations for sharing development and commercialization costs. However, there can be no assurance that adequate additional financing will be available to the Company on terms that it deems acceptable, if at all.

Net cash used in operating activities decreased $8.8 million in the first six months of 2005 compared to the corresponding period last year. Accrued expenses were $136,000 less during the first six months of fiscal 2005 than the same period last year, mostly due to payments for severance and to consultants who rendered services in 2004 but not in 2005. Accounts payable consumed $428,000 less cash during the first six months of fiscal 2005 compared to last year, consistent with the Company’s cost-cutting measures. Cash provided by other current assets, consisting of prepaid expenses, increased by $389,000 due to an increase in insurance premiums paid for in the prior fiscal year. Cash provided by inventories decreased compared to last year due mostly to lower sales during the first six months of fiscal 2005 compared to the same period last year. Cash outlays for property, plant and equipment decreased by $152,000 during the first six months of fiscal 2005 as a result of the Company’s cost cutting.

During the quarter the Company raised $911,000 in cash from investors exercising a total of 371,650 warrants at a weighted average exercise price of $2.45 per share.

Recently Issued Accounting Standards

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. On April 15, 2005 the Securities and Exchange Commission (SEC) adopted a rule that amended the compliance dates for SFAS 123(R), which the Company will now be required to adopt in the first fiscal quarter of 2006. Early adoption will be permitted in periods in which financial statements have not yet been issued.

BIOPURE CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
April 30, 2005
(continued)

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

As permitted by Statement 123, the Company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R) fair value method will have a significant impact on its result of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted Statement 123(R) in prior periods, the Company believes that the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net loss per share in Note 4 to the Company’s consolidated financial statements.

BIOPURE CORPORATION

April 30, 2005

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The Company currently does not have any foreign currency exchange risks, with the exception of negligible exchange fluctuations associated with expenses for marketing and regulatory activities outside of the United States. Biopure sells Oxyglobin to its European distributors in U.S. dollars and therefore our customers bear the risk of foreign currency exchange fluctuation. The Company anticipates sales of Hemopure in South Africa may begin in fiscal 2005. If sales occur customers will be charged and will pay in South African Rand. The Company expects the foreign currency exchange fluctuation to be negligible in fiscal 2005, as sales are not expected to be significant and should be offset by local currency expenses. The Company intends to develop policies to minimize any exchange fluctuation risk if and when sales volume increases. The Company invests its cash and cash equivalents in money market funds. These investments are subject to interest rate risk. However, due to the nature of the Company’s short-term investments, it believes that the financial market risk exposure is not material.

Item 4. Disclosure Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”))  as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting (as defined under Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

BIOPURE CORPORATION

Part II — Other Information
April 30, 2005

Item 1. Legal Proceedings

No material developments since the Company’s quarterly report on Form 10-Q for the quarter ended January 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The Company held its 2005 annual meeting of stockholders on April 6, 2005.

(c)	Each matter voted upon at the meeting and the votes, were as follows:

(i)	Charles A. Sanders, M.D., David N. Judelson and Carl W. Rausch were elected as directors at the meeting. The other directors whose terms of office continued after the meeting are Daniel P. Harrington, C. Everett Koop, M.D., Zafiris Zafirelis, and Jay Pieper.

The shares voted for the election of directors were as follows:

	For	Withhold
Charles A. Sanders, M.D.	19,824,297	373,576
David N. Judelson	19,225,761	972,112
Carl W. Rausch	19,865,069	332,803

(ii)	A proposal to amend the Company’s restated certificate of incorporation to effect a reverse stock split of the Company’s class A common stock, for implementation in the discretion of the Board of Directors was approved, and the shares voted were as follows:

For	Against	Abstain

19,261,130	896,305	40,438

(iii)	A proposal to amend the Company’s restated certificate of incorporation to increase the number of authorized shares of the Company’s class A common stock if the reverse stock split described in (ii) above is not effected was approved, and the shares voted were as follows:

For	Against	Abstain

19,414,190	742,254	41,430

BIOPURE CORPORATION

Part II — Other Information
April 30, 2005

(iv)A proposal to amend the 2002 Omnibus Securities and Incentive Plan to increase the number of shares available under the plan was approved, and the shares voted were as follows:

For	Against	Abstain

3,568,462	1,290,504	213,810

(v)	Ratification of the selection by the audit committee of Ernst & Young LLP as the Company’s independent registered public accounting firm was approved and the shares voted were as follows:

For	Against	Abstain

19,950,436	165,128	82,309

There were no broker-held nonvoted shares represented at the meeting.

BIOPURE CORPORATION

Part II — Other Information
April 30, 2005

Item 5. Other Information

RISK FACTORS

     These risks and uncertainties are not the only ones we face. Others that we do not know about now, or that we do not now think are important, may impair our business or the trading price of our securities.

Company Risks

   We have a history of losses and expect future losses.

     We have had annual losses from operations since our inception in 1984. In the fiscal years ended October 31, 2002, 2003 and 2004, we had losses from operations of $46,657,000, $47,312,000 and $41,832,000, respectively. We had a loss from operations of $6,643,000 in the second quarter of fiscal 2005 and had an accumulated deficit of $484,449,000 as of April 30, 2005. We anticipate that we will continue to generate losses for the next several years. Even if Hemopure were to be approved by the FDA or analogous European regulatory authorities, we might not be able to achieve profitable operations.

   We require significant funding in order to continue to operate.

     We expect that our cash on hand at April 30, 2005 will fund operations into March 2006. Sufficient funds may not be available to us thereafter or on terms that we deem acceptable, if they are available at all.

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

Part II — Other Information
April 30, 2005

If we cannot retain the personnel we need, our costs will rise significantly. If we cannot hire or retain the best people, our operations will suffer.

     We appointed a new president and chief executive officer in June 2004. We currently rely to a significant extent on outside consultants for several key roles in the clinical and regulatory functions which may be a less cost-effective alternative than hiring employees for these positions. Furthermore, we may experience the loss of personnel, including executives and other employees, as a result of attrition, which we have previously experienced, including attrition following reductions in force. We expect that in the future we will need to recruit and retain personnel for several important positions, primarily clinical and regulatory. We may be unable to do so, in particular if we are unable to raise additional capital.

We may fail to obtain FDA approval for Hemopure, in which event we cannot market Hemopure in the United States, which would have negative consequences for the Company as a whole.

     We will not be able to market Hemopure in the United States unless and until we receive FDA approval. In pursuing both the ischemia and trauma indications for Hemopure, as a prerequisite to further clinical trials for Hemopure sponsored by us in the United States, we must address the FDA’s safety and other questions arising out of our previously-submitted BLA for an orthopedic surgery indication. Addressing these questions requires considerable data gathering and analysis. We must rely on contractors to complete some of the work. We have been delayed, and could be further delayed, in responding either by the contractors’ failure or inability to timely complete their tasks, or by other unanticipated delays or difficulties. The FDA may find that responses we may give do not adequately address its questions and that the results of preclinical animal studies the FDA has asked for do not adequately address its concerns.

     Moreover, even if we adequately address the FDA’s questions, we will need to obtain FDA acceptance of the protocols for, and to complete, human clinical trials to obtain FDA approval for Hemopure for ischemia and trauma indications. We cannot predict when we will submit an IND for an ischemia indication. Consequently, we do not know whether or when we will be able to commence a U.S. clinical trial of Hemopure for an ischemia indication, or that we will be able to conduct or satisfactorily conclude additional clinical trials required to obtain FDA marketing authorization for this indication. In the case of the trauma indication, the NMRC is taking primary responsibility for designing and seeking FDA acceptance of a two-stage Phase 2/3 clinical protocol for trauma in the out-of-hospital setting and is expected to be principally responsible for conducting the trial. The FDA may delay or withhold acceptance of any IND filing for trauma, or if it grants such acceptance and the trial is commenced and concluded, the results of the trial may not support marketing authorization of Hemopure for the proposed trauma indication.

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

BIOPURE CORPORATION

Part II — Other Information
April 30, 2005

     We also intend to seek to market Hemopure in international markets, including the European Union. Whether or not FDA marketing authorization has been obtained, we must obtain separate regulatory approvals in order to market our products in the European Union and many other foreign jurisdictions. The regulatory approval processes differ among these jurisdictions, and the time needed to secure marketing approvals may be even longer than that required for FDA approval. These applications may require the completion of additional preclinical and clinical studies. Approval in any one jurisdiction does not ensure approval in a different jurisdiction. As a result, obtaining foreign approvals will require additional expenditures and significant amounts of time. We can give no assurance that we will obtain marketing authorization for Hemopure in any foreign jurisdiction other than that already obtained in South Africa.

Clinical trials are extremely costly and subject to numerous risks and uncertainties.

     To gain regulatory approval from the FDA and analogous European regulatory authorities for the commercial sale of any product, including Hemopure, we must demonstrate in clinical trials, and satisfy the FDA and foreign regulatory authorities as to, the safety and efficacy of the product. Clinical trials are expensive and time-consuming, as is the regulatory review process. Clinical trials are also subject to numerous risks and uncertainties not within our control. For example, data we obtain from preclinical and clinical studies are susceptible to varying interpretations that could impede regulatory approval. Further, some patients in our clinical trials may have a high risk of death, age-related disease or other adverse medical events that may not be related to our product. These events may affect the statistical analysis of the safety and efficacy of our product. If we obtain marketing authorization for a product, the authorization will be limited to the indication approved.

     In addition, many factors could delay or result in termination of ongoing or future clinical trials. Results from ongoing or completed preclinical or clinical studies or analyses could raise concerns over the safety or efficacy of a product candidate. For example, in April 2003 the FDA placed a proposed Phase 2 clinical trial of Hemopure for the treatment of trauma in the in-hospital setting on clinical hold citing safety concerns based on a review of data from our Phase 3 clinical trial in patients undergoing surgery. We cannot assure investors that the FDA will not place other clinical trials we sponsor or the NMRC sponsors (for trauma) on hold in the future. A clinical trial may also experience slow patient enrollment. The rate of completion of our clinical trials is dependent in large part on the rate of patient enrollment. There may be limited availability of patients who meet the criteria for certain clinical trials. Delays in planned patient enrollment can result in increased development costs and delays in regulatory approvals. Further, we rely on investigating physicians and the hospital trial sites to enroll patients. At our recommendation, the South African hospital that is the sole site for our trauma trial interrupted enrollment in late 2004 to address site procedures, not product related issues. In addition, patients may experience adverse medical events or side effects resulting in delays, whether or not the events or the side effects relate to the study material, and there may be a real or perceived lack of effectiveness of, or safety issues associated with, the product we are testing. We experienced one such delay in our European coronary angioplasty trial.

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

BIOPURE CORPORATION

Part II — Other Information
April 30, 2005

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

     During the fourth quarter of fiscal 2003, we were notified of a confidential investigation by the Securities and Exchange Commission, or SEC. Subsequently, we and several of our officers and directors (some of whom are no longer in those positions) each received a “Wells Notice” from the SEC staff indicating the staff’s preliminary determination to recommend that the SEC bring a civil injunctive proceeding against the Company and such persons. We have responded in writing to the “Wells Notice” received by the Company explaining why the SEC ought not to bring a proceeding. To our knowledge, no formal recommendation has been made to date and we do not know what action, if any, the SEC staff may finally recommend, although it has indicated that it will recommend further action. Following our first announcement of the Wells Notices, a number of class action lawsuits, subsequently consolidated, were filed against us and several of our former and current executive officers in the U.S. District Court of Massachusetts, captioned “IN RE: Biopure Corporation Securities Litigation,” Civil Action No. 03-12628-NG. In addition, all members of our board of directors as of December 22, 2003, our general counsel and the Company are named as defendants in two derivative actions filed in January of 2004 in the U.S. District Court of Massachusetts, and subsequently consolidated, captioned “IN RE: Biopure Corporation Derivative Litigation,” Master Docket No. 1:04-cv-10177 (NG), claiming breaches of fiduciary duties in connection with the same disclosures that are the subject of the class action lawsuits.

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

BIOPURE CORPORATION

Part II — Other Information
April 30, 2005

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

BIOPURE CORPORATION

Part II — Other Information
April 30, 2005

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

BIOPURE CORPORATION

Part II — Other Information
April 30, 2005

If we are not able to finance additional manufacturing capacity, we will incur a substantial write-off of assets.

     We have made a substantial investment in a planned manufacturing facility. If we cannot finance such a facility, we will be required to write-off that investment, and our financial condition will be impaired,

Our lack of operating history makes evaluating our business difficult.

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

BIOPURE CORPORATION

Part II — Other Information
April 30, 2005

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

BIOPURE CORPORATION

Part II — Other Information
April 30, 2005

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

BIOPURE CORPORATION

Part II — Other Information
April 30, 2005

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

     We may be unable to meet the listing requirements of the Nasdaq National Market in the future. To maintain our listing on the Nasdaq National Market, we are required, among other things, to maintain a minimum bid price per share of at least $1.00. In June 2004, we received notice from the Nasdaq National Market that we were out of compliance with the $1.00 minimum bid price for continued inclusion of our Class A common stock in the Nasdaq National Market. On May 27, 2005, we effected a reverse stock split to increase our share price. We may not be able to regain compliance with the minimum bid price requirement. If we are unable to maintain a $1.00 minimum bid price, our Class A common stock might be delisted from the Nasdaq National Market. Delisting from the Nasdaq National Market would adversely affect the trading price and limit the liquidity of our common stock and therefore cause the value of an investment in our company to substantially decrease.

If we sell additional shares, our stock price may decline as a result of the dilution which will occur to existing stockholders.

     Until we are profitable, we will need significant additional funds to develop our business and sustain our operations. Any additional sales of shares of our common stock are likely to have a dilutive effect on our then

BIOPURE CORPORATION

Part II — Other Information
April 30, 2005

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

     The trading price of our common stock has been and is likely to continue to be extremely volatile. During the period from November 1, 2002 through June 6, 2005, the trading price of our stock has ranged from a low of $1.21 per share (on June 6, 2005) to a high of $54.18 per share (on August 1, 2003). Our stock price and trading volume could be subject to wide fluctuations in response to a variety of factors, including, but not limited to, the following:

•	failure to identify and hire permanent key personnel; loss of key personnel;

•	an inability to obtain or the perception that we will be unable to obtain adequate financing to fund our operations;

•	FDA action or delays in FDA action on Hemopure or competitors’ products;

•	the outcome of SEC investigations, or any litigation or threatened litigation;

•	publicity regarding actual or potential medical results relating to products under development by us or our competitors;

•	actual or potential preclinical or clinical trial results relating to products under development by us or our competitors;

BIOPURE CORPORATION

Part II — Other Information
April 30, 2005

•	delays in our testing and development schedules;

•	events or announcements relating to our relationships with others, including the status of potential transactions with investors, licensees and other parties;

•	announcements of technological innovations or new products by our competitors;

•	developments or disputes concerning patents or proprietary rights;

•	regulatory developments in the United States and foreign countries;

•	economic and other factors, as well as period-to-period fluctuations in our financial results;

•	market conditions for pharmaceutical and biotechnology stocks; and

•	additional, future communications from the Nasdaq National Market concerning delisting or potential delisting.

     External factors may also adversely affect the market price for our common stock. Our common stock is expected to trade on the Nasdaq National Market under the symbol “BPURD” until June 27, 2005, before reverting to “BPUR” on June 28, 2005. The price and liquidity of our common stock may be significantly affected by the overall trading activity and market factors on the Nasdaq NM.

Item 6. Exhibits

The exhibits are listed in the accompanying Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOPURE CORPORATION

Date: June 9, 2005	By:	/s/ Francis H Murphy

Francis H. Murphy Duly authorized officer of the Registrant and Chief Financial Officer

EXHIBIT INDEX

Number	Description
3(i)	Restated Certificate of Incorporation and amendments through May 27, 2005

3(ii)	By-laws of Biopure, as amended*

31.1	Certification of Zafiris G. Zafirelis pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Francis H. Murphy pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Zafiris G. Zafirelis pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Francis H. Murphy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-78829) and incorporated herein by reference thereto.