Form 10-Q
period 2005-07-31
BIOPURE CORP
filed 2005-09-09
CIK 815508

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2005

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
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☑ Yes ☐ No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The number of shares outstanding of each of the issuer’s classes of common stock as of September 7, 2005 was:

Class A Common Stock, $.01 par value	24,359,170
Class B Common Stock, $1.00 par value	117.7

BIOPURE CORPORATION
Biopure®, Hemopure® and Oxyglobin® are registered trademarks of Biopure Corporation.

Part I
Item 1
BIOPURE CORPORATION
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	July 31, 2005	October 31, 2004
Assets:
Current assets:
Cash and cash equivalents	$16,454	$6,448
Accounts receivable, net	198	109
Inventories	3,454	4,512
Other current assets	1,848	1,597

Total current assets	21,954	12,666
Property, plant and equipment, net	28,404	31,400
Other assets	1,032	1,060

Total assets	$51,390	$45,126

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$1,886	$542
Accrued expenses	2,483	3,570
Current portion of deferred revenue	386	—
Current portion of restructuring costs	205	—

Total current liabilities	4,960	4,112
Deferred revenue, net of current portion	791	1,177
Deferred compensation	—	121
Restructuring costs, net of current portion	304	—
Other long-term liabilities	41	—

Total long-term liabilities	1,136	1,298
Stockholders’ equity:
Preferred stock, $0.01 par value, 30,000,000 shares authorized, no shares outstanding	—	—
Common stock:
Class A, $0.01 par value, 200,000,000 shares authorized, 24,359,170 shares outstanding at July 31, 2005 and 11,658,664 at October 31, 2004	244	117
Class B, $1.00 par value, 179 shares authorized, 117.7 shares outstanding	—	—
Capital in excess of par value	511,541	485,621
Contributed capital	24,574	24,574
Notes receivable	(235)	(258)
Accumulated deficit	(490,830)	(470,338)

Total stockholders’ equity	45,294	39,716

Total liabilities and stockholders’ equity	$51,390	$45,126

See accompanying notes.

BIOPURE CORPORATION
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 31, 2005	July 31, 2004	July 31, 2005	July 31, 2004
Revenues:
Oxyglobin product sales	$358	$331	$955	$1,964
Research and development revenues	125	2	827	12

Total revenues	483	333	1,782	1,976
Cost of product revenues	3,166	3,726	9,139	12,978

Gross loss	(2,683)	(3,393)	(7,357)	(11,002)
Operating expenses:
Research and development	1,268	2,505	4,178	7,901
Sales and marketing	143	321	373	2,113
General and administrative	2,412	3,207	8,896	11,489

Total operating expenses	3,823	6,033	13,447	21,503

Loss from operations	(6,506)	(9,426)	(20,804)	(32,505)
Other income, net	128	32	312	129

Net loss	$(6,378)	$(9,394)	$(20,492)	$(32,376)

Per share data:
Basic and diluted net loss per common share	$(0.26)	$(1.16)	$(0.94)	$(4.15)

Weighted-average shares used in computing basic and diluted net loss per common share	24,359	8,090	21,716	7,798

See accompanying notes.

BIOPURE CORPORATION
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	July 31, 2005	July 31, 2004
Operating activities:
Net loss	$(20,492)	$(32,376)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,096	4,191
Deferred compensation	(121)	(21)
Cancellation of note receivable and accrued interest	23	(1)
Non-cash charge related to issuance of stock	808	967
Equity compensation	—	37
Changes in assets and liabilities:
Accounts receivable	(89)	558
Inventories	1,058	1,721
Other current assets	(251)	679
Restructuring costs for vacated facility	509	—
Accounts payable	1,344	(900)
Accrued expenses	(1,087)	(2,579)

Net cash used in operating activities	(15,202)	(27,724)
Investing activities:
Purchases of property, plant and equipment	(57)	(204)
Other assets	26	(22)
Escrow on South Carolina facility	—	153

Net cash used in investing activities	(31)	(73)
Financing activities:
Net proceeds from sales of common stock	21,042	4,960
Proceeds from the exercise of warrants	4,197	—

Net cash provided by financing activities	25,239	4,960
Net increase (decrease) in cash and cash equivalents	10,006	(22,837)
Cash and cash equivalents at beginning of period	6,448	26,862

Cash and cash equivalents at end of period	$16,454	$4,025

See accompanying notes.

BIOPURE CORPORATION
Notes to Condensed Consolidated Financial Statements
July 31, 2005
(Unaudited)
1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended July 31, 2005 are not necessarily indicative of the results that may be expected for the year ending October 31, 2005; however, the Company expects to incur a substantial loss for the year ending October 31, 2005.

Effective May 27, 2005, the Company’s outstanding class A common shares, stock options and warrants reverse split at a six to one ratio, with post split shares retaining a par value of $.01 per share. The Company had 146,157,346 shares of class A common stock outstanding at the end of trading on May 26, 2005, which converted into 24,359,558 shares. Biopure did not issue fractional shares of common stock following the reverse split. Stockholders otherwise entitled to fractional shares received a cash payment. All references to shares and options, in this period and in prior periods, have been adjusted to reflect the post reverse split amounts.

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

The Company has financed operations from inception primarily through sales of equity securities and development and license agreement payments. The Company has not been profitable since inception and had an accumulated deficit of $490,830,000 at July 31, 2005. As of July 31, 2005, the Company had $16,454,000 in cash and cash equivalents. The Company expects this funding to be sufficient to fund operations into March 2006 under the Company’s current operating plan. Additional capital will be required to fund the Company’s operations until the Company becomes profitable. The Company does not expect to be profitable for at least the next several years and may never become profitable. The Company intends to seek additional capital through sales of equity securities and, if appropriate, to consider strategic collaborations for sharing development and commercialization costs. However, there can be no assurance that adequate additional financing will be available to the Company on terms that it deems acceptable, if at all.

2.	Net Loss per Share

Basic net loss per common share is computed based on the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is computed based upon the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of the Company’s common stock equivalents, including the shares issuable upon the conversion of Class B Common Stock outstanding and the exercise of common stock options and warrants. The dilutive effect of stock options and warrants is determined based on the treasury stock method using the average market price of common stock for

BIOPURE CORPORATION
Notes to Condensed Consolidated Financial Statements
July 31, 2005
(Unaudited)
(continued)
the period. However, basic and diluted net loss per common share is computed the same for all periods presented, as the Company had losses for all periods presented and, consequently, the effect of Class B Common Stock, options and warrants is anti-dilutive. Dilutive weighted average shares outstanding do not include 6,348,791 potential common-equivalent shares for the three and nine months ended July 31, 2005 and 3,052,718 common-equivalent shares for the three and nine months ended July 31, 2004, as their effect would have been anti-dilutive.

3.	Stock Based Compensation

The Company applies the intrinsic value method pursuant to Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, in accounting for its stock-based compensation plans. Accordingly, no compensation expense has been recognized for stock-based awards to employees. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” an amendment of FASB Statement No. 123 (SFAS No. 148). Had compensation expense for the Company’s stock option plans been determined based on the fair value at the grant date for awards under these plans, consistent with the methodology prescribed under SFAS No. 148, the Company’s net loss and net loss per share would have approximated the pro forma amounts indicated below:

	Three Months Ended		Nine Months Ended
	July 31,	July 31,	July 31,	July 31,
In thousands (except per share data)	2005	2004	2005	2004
Net loss, as reported	$(6,378)	$(9,394)	$(20,492)	$(32,376)
Deduct: Total stock-based compensation expense determined under fair value based method for all employee awards	(171)	(308)	(1,740)	(899)

Pro forma net loss	$(6,549)	$(9,702)	$(22,232)	$(33,275)

Net loss per share:
Basic and diluted — as reported	$(0.26)	$(1.16)	$(0.94)	$(4.15)

Basic and diluted — pro forma	$(0.27)	$(1.20)	$(1.02)	$(4.27)

The weighted average fair value of each stock option included in the preceding pro forma amounts was estimated using the Black-Scholes option-pricing model and amortized over the vesting period of the underlying options. The assumptions used to calculate the SFAS No. 148 pro forma disclosure and the weighted average information are as follows:

	Three Months Ended		Nine Months Ended
	July 31,	July 31,	July 31,	July 31,
	2005	2004	2005	2004
Risk-free interest rate	4.03%	3.12%	3.81%	3.18%
Expected dividend yield	—	—	—	—
Expected lives	7 years	5 years	5 years	5 years
Expected volatility	83%	82%	82%	82%

BIOPURE CORPORATION
Notes to Condensed Consolidated Financial Statements
July 31, 2005
(Unaudited)
(continued)
4.	Inventories

Inventories are valued at the lower of cost (determined using the first-in, first-out method) or market. Inventories were as follows:

In thousands	July 31, 2005	October 31, 2004
Raw materials	$146	$581
Work-in-process	511	382
Finished goods-Oxyglobin	742	1,223
Finished goods-Hemopure	2,055	2,326

	$3,454	$4,512

5.	Accrued Expenses

Accrued expenses consisted of the following:

In thousands	July 31, 2005	October 31, 2004
Accrued payroll and related employee expenses	$405	$452
Accrued vacation	456	420
Accrued legal and audit fees	314	641
Accrued health and dental premiums	—	154
Financing fees	537	537
Preclinical animal studies	—	335
Accrued severance	79	60
Other	692	971

	$2,483	$3,570

6.	Restructuring

During the first fiscal quarter of 2005, the Company vacated leased office space and sublet it. The Company accounted for the transaction in accordance with FAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” These costs were included in general and administrative expense in the consolidated statement of operations and current portion of restructuring costs and restructuring costs, net of current portion on the balance sheet at July 31, 2005.

The following table displays the restructuring activity and liability balances (in thousands):

Balance at October 31, 2004	$—
Charges	724
Payments	(215)
Balance at July 31, 2005	$509
7.	Commitments

Research Agreement(1)

In 2003, the Company entered into a Cooperative Research and Development Agreement (CRADA) with the U. S. Naval Medical Research Center (NMRC). Under the CRADA, as amended, the NMRC has primary responsibility for designing, seeking FDA acceptance of and conducting a planned two-stage Phase 2/3 clinical trial of Hemopure® [hemoglobin glutamer – 250 (bovine)] in trauma patients with severe hemorrhagic shock (acute blood loss) in the out-of-hospital setting. Each of Biopure and the NMRC is expected to fund the activities for which it is responsible. The Company believes that all or most of its costs could be covered by government funding. To date, Congress has appropriated a total of $18.5 million to the U.S. Army and Navy for the development of Hemopure for potential use in military and civilian trauma indications and to cover military administrative costs. Of this amount, approximately $5 million is being administered by the Army to help fund the Company’s obligations under the CRADA.(2)

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

BIOPURE CORPORATION
Notes to Condensed Consolidated Financial Statements
July 31, 2005
(Unaudited)
(continued)
8.	Recently Issued Accounting Standards

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, “Accounting Changes,” and supersedes FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements—an amendment of APB Opinion No. 28.” SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, SFAS 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement.

When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS 154 requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS 154 will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the provisions of the SFAS 154 to have a significant impact on its results of operations.

The FASB has proposed amending SFAS 128, “Earnings per Share,” to make it consistent with International Accounting Standard 33, “Earnings per Share,” and make earnings per share, or EPS, computations comparable on a global basis. Under the proposed amendment, the year-to-date EPS computation would be performed independently from the quarterly computations. Additionally, for all contracts that may be settled in either cash or shares of stock, companies must assume that settlement will occur by the issuance of shares for purposes of computing diluted EPS, even if they intend to settle by paying cash or have a history of cash-only settlements, regardless of who controls the means of settlement. Lastly, under the proposed amendment, shares that will be issued upon conversion of a mandatorily convertible security must be included in the weighted-average number of shares outstanding used in computing basic EPS from the date that conversion becomes mandatory, using the if-converted method, regardless of whether the result is anti-dilutive. The proposed amended standard was expected to be issued during the first quarter of 2005. However, the FASB has not yet finalized the revised effective date of the proposed amendment or its transition provisions. Retrospective application in all periods presented would be required, and could require the restatement of previously reported EPS. The Company does not expect the provisions of the amended SFAS 128 to have a significant impact on its earnings per share.

In July 2005, the FASB published an Exposure Draft of a proposed Interpretation, “Accounting for Uncertain Tax Positions.” The Exposure Draft seeks to reduce the significant diversity in practice associated with recognition and measurement in the accounting for income taxes. It would apply to all tax positions accounted for in accordance with SFAS 109, “Accounting for Income Taxes.” The Exposure Draft requires that a tax position meet a “probable recognition threshold” for the benefit of the uncertain tax position to be recognized in the financial statements. This threshold is to be met assuming that the tax authorities will examine the uncertain tax position. The Exposure Draft contains guidance with respect to the measurement of the benefit that is recognized for an uncertain tax position, when that benefit should be de-recognized and other matters. This proposed Interpretation would clarify the accounting for uncertain tax positions in accordance with SFAS 109. This Interpretation, once approved, is expected to be effective as of the end of the first fiscal year ending after December 15, 2005. The Company does not expect the provisions of the amended SFAS 109 to have a significant impact on its results of operations.

BIOPURE CORPORATION
Notes to Condensed Consolidated Financial Statements
July 31, 2005
(Unaudited)
(continued)
9.	Litigation

SEC Investigation. During the fourth quarter of fiscal 2003, the Company was notified of a confidential investigation by the Securities and Exchange Commission (SEC). On December 22, 2003, the Company, its former Chief Executive Officer and its former Senior Vice President, Regulatory and Operations, and on April 29, 2004 the Company’s Chairman, a former director, its Chief Technology Officer and its General Counsel each received “Wells Notices” from the staff of the SEC stating the Staff’s preliminary determination to recommend that the SEC bring a civil injunctive proceeding against the Company and the individuals. Biopure and the individuals have each responded in writing to the notices and explained why the SEC ought not to initiate a proceeding. To the Company’s knowledge, no formal recommendation has been made to date, but the Staff has indicated that it intends to make such a recommendation.

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

Litigation. Biopure, its former Chief Executive Officer, its Chief Technology Officer and its former Chief Financial Officer were named as defendants in a number of similar, purported class action complaints, filed between December 30, 2003 and January 28, 2004 (the “complaints”), in the U.S. District Court for the District of Massachusetts (the “Court”) by alleged purchasers of Biopure’s common stock. Those complaints have since been consolidated in a single action and an amended complaint has been filed against the Company, the previously named individuals and several of the Company’s current and former directors and officers. The complaint claims that Biopure violated the federal securities laws by publicly disseminating materially false and misleading statements regarding the status of its Hemopure BLA with the FDA and of its trauma development program, resulting in the artificial inflation of Biopure’s common stock price during the purported class period. The complaint does not specify the amount of alleged damages plaintiffs seek to recover. The complaint sets forth a class period of March 2003 through December 24, 2003. The defendants believe that the complaint is without merit and intend to defend the actions vigorously. A motion to dismiss the amended complaint is pending with oral argument expected to be scheduled. At this time, the Company cannot estimate what impact these cases may have on its financial position or results of operations.

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

BIOPURE CORPORATION
Notes to Condensed Consolidated Financial Statements
July 31, 2005
(Unaudited)
(continued)
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

On August 29, 2005, the Company announced the appointment of Guido J. Neels to the Company’s Board of Directors.

On September 6, 2005, the Company announced that Carl W. Rausch resigned from its board of directors and as chief technology officer, effective immediately. The Company will recognize a one-time charge of approximately $973,000 in its fourth quarter consolidated statement of operations relating to this event. Amounts owed to Mr. Rausch will be paid over the next 32 months in accordance with his employment agreement.

BIOPURE CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
July 31, 2005
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
Overview
Biopure intends to conduct parallel, pilot clinical trials of Hemopure to assess the potential of several ischemia indications before committing significant funding for advanced clinical trials. We are currently pursuing this ischemia development program in Europe and South Africa. In the U.S., we continue to respond to issues raised by the FDA as a prerequisite to seeking regulatory clearance to initiate ischemia trials in the U.S. and to support the Navy’s government-funded development of a potential out-of-hospital trauma indication.
Significant additional capital will be required to fund our operations until such time, if ever, as the Company becomes profitable. We intend to seek additional capital through public or private sales of equity securities and, if

BIOPURE CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
July 31, 2005
(continued)
appropriate, consider corporate collaborations for sharing development and commercialization costs. We also plan to continue to aggressively manage expenses, after reducing our workforce and other expenses between September 2003 and June 2004. These cost-cutting measures include reducing our manufacturing operations and limiting production and sales of Oxyglobin to keep our veterinary business viable until such time, if ever, as we can produce Oxyglobin more cost-effectively.
We expect that our activities and expenditures for the remainder of fiscal 2005 will be associated with clinically developing Hemopure for potential ischemia and trauma indications, communicating with the FDA and maintaining some manufacturing capability. At July 31, 2005 we had $16.5 million in cash on hand, which we believe will fund operations into March 2006 under our current operating plan.
In Europe, we completed a Phase 2 clinical trial in late April 2005. This pilot study enrolled 46 patients with coronary artery disease, and was designed to assess the safety and feasibility of Hemopure when administered to these patients intravenously prior to elective coronary angioplasty. One of the differences in this trial versus others we have conducted to date is that Hemopure was administered at low doses as an intended oxygen therapeutic, or oxygen-carrying drug, rather than as a replacement for red blood cells. Clinical investigators are scheduled to present data from this trial at the Transcatheter Cardiovascular Therapeutics (TCT) conference in Washington, D.C. during the week of October 17-21, 2005.
Biopure hopes to initiate three new pilot ischemia trials in Europe and/or South Africa in late 2005 or early 2006. The first trial is designed to capture preliminary efficacy data and additional safety information in elective coronary angioplasty patients to support subsequent Phase 2/3 trials in heart attack patients. The second trial is designed to assess the safety and efficacy of Hemopure administered pre-operatively to improve outcomes in patients undergoing cardiopulmonary bypass surgery. The third trial is designed to assess the safety and efficacy of low doses of Hemopure administered perioperatively to improve wound healing and prevent subsequent amputations in patients with peripheral vascular disease who are undergoing lower limb amputation. Research and development costs may increase once these trials begin.
In June 2005, the U.S. Naval Medical Research Center (NMRC) submitted to the FDA an investigational new drug (IND) application to conduct a government-funded, NMRC-directed, Phase 2b/3 clinical trial of Hemopure in trauma patients with severe hemorrhagic shock in the out-of-hospital setting. The FDA placed this IND on clinical hold. The NMRC and Biopure are working together with external experts to address issues raised by the FDA.
In South Africa, Biopure’s 50-patient Phase 2 trial of Hemopure in trauma patients in the hospital setting continues to be slow in enrolling patients and has enrolled 16 patients to date.
A number of factors pose uncertainties in estimating the amount of funds we may need to sustain operations, including:
•	The process of obtaining regulatory approval to market Hemopure in the U.S. or other major markets has risks of delays that make the ultimate development cost unpredictable.

•	As described in Note 9 to the financial statements, Biopure is a defendant in litigation. It is also the subject of an investigation by the Securities and Exchange Commission and has received a “Wells Notice” from the Commission staff. The outcomes and financial effects of these matters cannot be determined at this time, nor can any adverse effect they may have on the price of our common stock and our ability to raise capital from sales of equity or otherwise.

BIOPURE CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
July 31, 2005
(continued)
Critical Accounting Policies
The Company’s significant accounting policies are described in the Notes to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the fiscal year ended October 31, 2004. The application of our critical accounting policies is particularly important to the accurate portrayal of the Company’s financial position and results of operations. These critical accounting policies require the Company to make subjective judgments in determining estimates about the effect of matters that are inherently uncertain.
The following critical accounting policies are considered most significant:
Inventories
Inventories are stated at the lower of cost (determined using the first-in, first-out method) or market. Inventories consist of raw material, work-in-process and Hemopure and Oxyglobin finished goods. Both Oxyglobin and Hemopure have a measured shelf life of 3 years from the date of manufacture. (Hemopure’s approved shelf life in South Africa is two years.) Inventories are reviewed periodically to identify expired units and units with a remaining life too short to be commercially viable based on projected and historical sales activity. Inventories are also subject to quality compliance investigations. Reserves are established for inventory that falls into these categories. The inventory of Hemopure finished goods represents the units the Company expects to sell in South Africa or use in preclinical and clinical studies. We have been and expect we will continue to be reimbursed for the cost of units to be used in a proposed trauma trial to be conducted by or on behalf of the U. S. Naval Medical Research Center (NMRC). If the Company experiences future delays in sales in South Africa or in the use of Hemopure by the NMRC, we may have to reserve for additional units in the future.
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
The Company considered whether or not there were indicators of impairment of its long-lived assets as of the end of the quarter and determined that no impairment existed at that time. The Company continually monitors business and market conditions to assess whether an impairment indicator exists. If the Company were to determine that an impairment indicator exists, it would be required to perform an impairment test, which might result in a material impairment charge to the statement of operations.
Revenue Recognition
The Company recognizes revenue from sales of Oxyglobin upon shipment, provided that there is evidence of a final arrangement, there are no uncertainties surrounding acceptance, collectibility is probable and the price is fixed. The Company sells Oxyglobin directly to veterinarians in the United States. The Company also sells Oxyglobin to a distributor in the United Kingdom that sells the product in selected European countries through local veterinary distributors. Collectibility is reasonably assured once pricing arrangements are established, as these agreements establish the distributor’s intent to pay. The Company’s customers do not have a right to return product. The Company monitors creditworthiness on a regular basis and believes collectibility of product revenues is reasonably assured at the time of sale.

BIOPURE CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
July 31, 2005
(continued)
The Company recognizes revenue from the U.S. military upon invoicing for reimbursable expenses incurred in connection with developing Hemopure for a trauma indication. Amounts received for future inventory purchases, recorded as deferred revenue, will be recognized upon shipment. Although Hemopure is approved for commercial sale in South Africa for the treatment of acutely anemic surgery patients, the product has not yet been sold there. Until transactions have occurred and circumstances of distribution, storage and dispensing at medical facilities are experienced, revenues from Hemopure sold for clinical use in South Africa will be recognized when sold and product for use in third-party sponsored clinical trials will not be recognized until the units are actually used.
Research and Development
Since its founding in 1984, Biopure has been primarily a research and development company focused on developing Hemopure, our oxygen therapeutic for human use, and obtaining regulatory approval in the United States. Our research and development expenses have been devoted to basic research, product development, process development, preclinical studies, clinical trials and filing a Hemopure BLA with the FDA. In addition, our development expenses historically included the design, construction, validation and maintenance of a large-scale pilot manufacturing plant in Cambridge, Massachusetts. The existing plant was completed in 1995, expanded in 1998 and expanded again in 2002.
A facility is a necessary part of developing a product like Hemopure. The FDA classifies Hemopure as a biologic because it is derived from animal-source material. Unlike drugs that are chemical compounds, biologics are defined by their manufacturing process and composition. Under FDA regulations, any change in the manufacturing process could be considered to produce an altered, possibly different product. Therefore, it is necessary to demonstrate manufacturing capability at greater than laboratory scale for an application for regulatory approval of a biologic to be accepted for review. This requirement results in high manufacturing research and development costs in the development of a biologic relative to other types of drugs.
Prior to 1998, the Company only manufactured product for use in preclinical and clinical trials and production costs were charged wholly to research and development. As an offshoot of the research and development for Hemopure, Oxyglobin, a similar product, gained approval for veterinary use in 1998. Oxyglobin was then produced for sale in the pilot manufacturing plant that was built and maintained primarily for the development of Hemopure. Because of this marketing approval, costs of production of Oxyglobin for sale and an allocation of manufacturing overhead based on capacity used for Oxyglobin are charged to inventory and to cost of revenues. The remaining costs of the pilot plant continued to be included in research and development expenses through May 2002, following marketing approval of Hemopure in South Africa. Since marketing approval was received, costs of production of Hemopure for sale and an allocation of manufacturing overhead based on capacity used for Hemopure have been charged to inventory and to cost of revenues.
Results of Operations
As the Company generates net losses, the key drivers of the losses are cost of revenues, research and development and other expenses consisting of sales and marketing and general and administrative. For the three and nine month periods ended July 31, 2005 and 2004, these items were as follows:

BIOPURE CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
July 31, 2005
(continued)

	Three Months Ended				Nine Months Ended
	July 31, 2005		July 31, 2004		July 31, 2005		July 31, 2004
		Percent		Percent		Percent		Percent
		of		of		of		of
		Total		Total		Total		Total
	Amount	Costs	Amount	Costs	Amount	Costs	Amount	Costs
Oxyglobin Product Sales	$358		$331		$955		$1,964
Research and Development Revenues	125		2		827		12

Total Revenues	483		333		1,782		1,976

Cost of Revenues
Oxyglobin	641	9%	710	7%	1,948	9%	3,455	10%
Hemopure	2,525	36%	3,016	31%	7,191	32%	9,523	28%

Total Cost of Revenues	3,166	45%	3,726	38%	9,139	41%	12,978	38%
Research and Development	1,268	18%	2,505	26%	4,178	18%	7,901	23%
Sales and Marketing
Oxyglobin	7	0%	53	0%	17	0%	777	2%
Hemopure	136	2%	268	3%	356	2%	1,336	4%

Total Sales and Marketing	143	2%	321	3%	373	2%	2,113	6%
General and Administrative	2,412	35%	3,207	33%	8,896	39%	11,489	33%

Total Costs	$6,989	100%	$9,759	100%	$22,586	100%	$34,481	100%
Three months ended July 31, 2005 compared to three months ended July 31, 2004
Total revenues for the third quarter of fiscal 2005 were $483,000, including $125,000 from past congressional appropriations administered by the U.S. Army and $358,000 from sales of Oxyglobin, the Company’s veterinary product. Revenues for the same period last year were $333,000, almost entirely from Oxyglobin sales. The Army payments reimburse Biopure for certain trauma development expenses for Hemopure, the Company’s product under development for human use.
To reduce losses, the Company implemented workforce and other cost reductions that took effect in October 2003 and in April and June 2004, resulting in significantly reduced sales, marketing and manufacturing expenditures. The Company has been limiting Oxyglobin sales since April 2004.
Cost of revenues was $3.2 million for the third quarter of fiscal 2005, compared to $3.7 million for the same period in 2004. Cost of revenues includes costs of both Oxyglobin and Hemopure, although Hemopure has not yet been sold. Costs associated with payments from the Army are included in research and development expenses, not in cost of revenues. Total manufacturing costs cause Oxyglobin production costs to exceed Oxyglobin revenues and are expected to continue to do so until the Company is able to significantly increase its manufacturing operations by generating substantial sales of Hemopure. Oxyglobin cost of revenues was $641,000 for the third quarter of fiscal 2005 compared to $710,000 for the same period in 2004. Hemopure cost of revenues, consisting of the allocation of unabsorbed fixed manufacturing costs, was $2.5 million for the third quarter of fiscal 2005 compared to $3.0 million for the same period in 2004.
A portion of the Company’s manufacturing costs is charged to inventory when units of Oxyglobin or Hemopure are produced for future sale. During the quarter, the Company produced Hemopure for anticipated use in the clinical

BIOPURE CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
July 31, 2005
(continued)
trauma trial proposed by the U.S. Naval Medical Research Center and for anticipated sale in South Africa resulting in a charge to inventory. There was no such production of Hemopure during the corresponding period last year. Oxyglobin cost of revenues decreased primarily due to a decreased production level and fewer Oxyglobin units sold in 2005, as the Company continues to limit sales. Total manufacturing costs were lower during the third quarter of fiscal 2005 compared to 2004 mostly due to the cost-cutting measures implemented during fiscal 2004.
A breakdown of our research and development expenses by major activity is as follows:

	Three Months Ended
	July 31, 2005		July 31, 2004
		Percent of		Percent of
In thousands	Amount	Total R&D Costs	Amount	Total R&D Costs
BLA Preparation and Support of Review Process	$682	54%	$1,775	71%
Cardiac Ischemia	419	33%	341	14%
Trauma Program	50	4%	250	10%
Other Projects	117	9%	139	5%

Total	$1,268	100%	$2,505	100%

Surgery/BLA Project
Historically, virtually all of our research and development expenses related to an anticipated surgery indication. Research and development expenses continue to include amounts for support of the BLA review process, including responding to FDA inquiries. (The BLA was filed for an orthopedic surgery indication.) As described above, our primary strategic focus is now the development of Hemopure for ischemia, primarily in the cardiovascular area, and trauma indications. We cannot predict whether we ever will realize material cash inflows from a surgery indication.
Ischemia and Trauma Projects
Both the ischemia and the trauma projects are in early stages. Cumulative cardiovascular ischemia expenditures of $2.5 million as of July 31, 2005 consist of the costs of preparing and carrying out a Phase 2 clinical trial in Europe.
Cumulative trauma expenditures of $1.6 million as of July 31, 2005 consist of preparation costs primarily associated with protocol and study design for the Company’s proposed out-of-hospital trauma indication.
The costs and dates of completion of additional clinical trials and any further preclinical studies that might be necessary for either the ischemia or the trauma indications cannot be estimated at this time. The risks and uncertainties associated with the early stage of planning and execution of the ischemia and trauma clinical development programs include, among other things, uncertainties about results that at any time could require us to abandon or greatly modify either project. Accordingly, we cannot estimate the period in which material net cash inflows for either of these two projects might commence.
Research and development expenses were $1.3 million for the third quarter of fiscal 2005, compared to $2.5 million for the corresponding period in 2004. The decrease for the quarter is primarily due to lower expenses associated with the Company’s FDA response activities, lower salaries expense compared to the corresponding period last year, and a reduction in spending on ischemia and trauma related pre-clinical studies.
Sales and marketing expenses decreased to $143,000 for the third quarter of fiscal 2005, from $321,000 for the same period in 2004, as a result of workforce and other cost reductions implemented during fiscal 2004. Of the $178,000 decrease, Hemopure-related sales and marketing expenses decreased $132,000 and Oxyglobin-related sales and

BIOPURE CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
July 31, 2005
(continued)
marketing expenses decreased $46,000. Hemopure expenses for the third quarter of fiscal 2005 primarily consist of ongoing activities in South Africa compared to the corresponding period in 2004, when the expenses were related to market research and medical education activities in the U.S. The decrease in Oxyglobin sales and marketing expenses is due to the elimination of sales personnel and promotional activities.
General and administrative expenses decreased $795,000 during the third fiscal quarter in 2005 compared to the same period in 2004. The decrease is mostly due to a $563,000 reduction in severance expenses and a $489,000 reduction in legal costs. Most of the legal costs incurred during the third fiscal quarter of 2005 in connection with the U.S. Securities and Exchange Commission (SEC) investigation and class-action litigation were paid by the Company’s insurer. In the prior year, the Company paid comparable expenses that were deductible under its director and officer liability policy. These decreases were partially offset by an increase in outside services of $242,000, primarily related to the ongoing Sarbanes-Oxley compliance project.
Nine months ended July 31, 2005 compared to nine months ended July 31, 2004
Total revenues for the first nine months of fiscal 2005 were $1.8 million consisting of $827,000 from past congressional appropriations administered by the U.S. Army and $955,000 from sales of Oxglobin, the Company’s veterinary product. Revenues for the same period of 2004 were $2.0 million, almost entirely from Oxyglobin sales. The Army payments reimburse Biopure for certain trauma development expenses for Hemopure, the Company’s product under development for human use.
Consistent with the cost-cutting measures mentioned above, the Company began limiting its manufacturing, marketing and sales of Oxyglobin in the second quarter of fiscal 2004. The Company plans to have substantially lower Oxyglobin sales for fiscal year 2005 than it had in fiscal 2004.
Cost of revenues was $9.1 million for the first nine months of fiscal 2005, compared to $13.0 million for the same period in 2004. Cost of revenues constitutes costs of Oxyglobin and Hemopure, although Hemopure has not been sold. Costs associated with payments from the Army are included in research and development expenses, not in costs of revenues. Total manufacturing costs cause Oxyglobin production costs to exceed Oxyglobin revenues and are expected to continue to do so until the Company is able to significantly increase its manufacturing operations by generating substantial sales of Hemopure. Oxyglobin cost of revenues decreased to $1.9 million for the first nine months of fiscal 2005, from $3.5 million for the same period in 2004. Hemopure cost of revenues, consisting of the allocation of unabsorbed fixed manufacturing costs, decreased to $7.1 million for the first nine months of fiscal 2005, from $9.5 million for the same period in 2004.
Oxyglobin cost of revenues decreased primarily due to a decreased production level and fewer Oxyglobin units sold in 2005, as the Company continues to limit sales. Hemopure cost of revenues were lower during the first nine months of fiscal 2005 compared to last year mostly due to the cost-cutting measures implemented during fiscal 2004.
A breakdown of the Company’s research and development expenses by major activity is as follows:

	Nine Months Ended
	July 31, 2005		July 31, 2004
		Percent of		Percent of
In thousands	Amount	Total R&D Costs	Amount	Total R&D Costs
BLA Preparation and Support of Review Process	$2,092	50%	$6,301	80%
Cardiac Ischemia	1,313	31%	942	12%
Trauma Program	526	13%	417	5%
Other Projects	247	6%	241	3%

Total	$4,178	100%	$7,901	100%

BIOPURE CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
July 31, 2005
(continued)
Research and development expenses decreased $3.7 million compared to the same period last year mostly due to a decrease in spending of $4.2 million on BLA response activities (including preclinical studies), lower salaries expense compared to the corresponding period last year. These decreases were partially offset by an increase in spending of $371,000 on the cardiac ischemia program, including a preclinical study the Company is conducting to support this potential indication.
Sales and marketing expenses decreased to $373,000 for the first nine months of fiscal 2005, from $2.1 million for the same period in 2004, as a result of the workforce and other cost reductions mentioned above. Of the $1.7 million decrease, Hemopure-related sales and marketing expenses decreased $980,000 and Oxyglobin-related sales and marketing expenses decreased $760,000. Hemopure expenses for the first nine months of fiscal 2005 primarily consist of ongoing activities in South Africa compared to the corresponding period in 2004, when the expenses were related to market research and medical education activities in the U.S. The decrease in Oxyglobin sales and marketing expenses is due to the elimination of sales personnel and promotional activities.
The Company expects Oxyglobin sales and marketing expenses to continue to be significantly lower in fiscal 2005 than in fiscal 2004 and prior periods. Biopure is currently preparing to market and sell Hemopure in South Africa, but does not expect these activities or the resulting revenues to have a material effect on fiscal 2005 results.
General and administrative expenses decreased $2.6 million during the first nine months of fiscal 2005 compared to the same period in 2004. The decrease is mostly due to a $2.2 million reduction in severance, salaries and other employee related expenses and a $1.1 million reduction in legal and settlement related costs. Most of the legal costs incurred by the Company during the first nine months of fiscal 2005 in connection with the SEC investigation and class-action litigation were paid by the Company’s insurer. In the prior year, the Company paid comparable expenses that were deductible under its director and officer liability policy. These decreases were partially offset by the one-time, non-cash charge of $816,000 related to a settlement agreement with the Company’s former distributor for South Africa and $736,000 in restructuring charges related to vacated office space, which has been sublet.
Liquidity and Capital Resources
At July 31, 2005, we had $16,454,000 in cash and cash equivalents, which we believe to be sufficient to fund operations into March 2006. Additional capital will be required to fund the Company’s operations until the Company becomes profitable. The Company does not expect to be profitable for at least the next several years, if ever. The Company expects to pursue sales of equity securities to meet its near-term operating capital needs and fund completion of its planned pilot ischemia trials abroad. In the longer term the Company intends to pursue both equity sales and potential strategic/corporate alliances to help fund advanced ischemia trials. However, there can be no assurance that adequate additional financing will be available to the Company on terms that it deems acceptable, if at all.
Net cash used in operating activities decreased $12.5 million in the first nine months of 2005 compared to the corresponding period last year. Accrued expenses were $1.5 million less during the first nine months of fiscal 2005 than the same period last year, mostly due to payments for severance and to consultants who rendered services in 2004 but not in 2005. Accounts payable consumed $2.2 million less cash during the first nine months of fiscal 2005 compared to the same period last year, consistent with the Company’s cost-cutting measures. Cash provided by other current assets, consisting of prepaid expenses, decreased by $930,000 due to an increase in insurance premiums paid for in the prior fiscal year. Cash provided by inventories decreased compared to last year due mostly to lower sales during the first nine months of fiscal 2005 compared to the same period last year. Cash outlays for property, plant and equipment decreased by $147,000 during the first six months of fiscal 2005 as a result of the Company’s cost cutting.

BIOPURE CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
July 31, 2005
(continued)
During the first nine months of fiscal 2005 the Company raised $4.2 million in cash from investors exercising a total of 2,067,173 warrants at a weighted average exercise price of $2.03 per share.
Recently Issued Accounting Standards
In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, “Accounting Changes,” and supersedes FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements—an amendment of APB Opinion No. 28.” SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, SFAS 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement.
When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS 154 requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS 154 shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the provisions of the SFAS 154 will have a significant impact on its results of operations.
The FASB has proposed amending SFAS 128, “Earnings per Share,” to make it consistent with International Accounting Standard 33, “Earnings per Share,” and make earnings per share, or EPS, computations comparable on a global basis. Under the proposed amendment, the year-to-date EPS computation would be performed independently from the quarterly computations. Additionally, for all contracts that may be settled in either cash or shares of stock, companies must assume that settlement will occur by the issuance of shares for purposes of computing diluted EPS, even if they intend to settle by paying cash or have a history of cash-only settlements, regardless of who controls the means of settlement. Lastly, under the proposed amendment, shares that will be issued upon conversion of a mandatory convertible security must be included in the weighted-average number of shares outstanding used in computing basic EPS from the date that conversion becomes mandatory, using the if-converted method, regardless of whether the result is anti-dilutive. The proposed amended standard was expected to be issued during the first quarter of 2005. However, the FASB has not yet finalized the revised effective date of the proposed amendment or its transition provisions. Retrospective application in all periods presented would be required, and could require the restatement of previously reported EPS. The Company does not expect the provisions of the amended SFAS 128 will have a significant impact on its earnings per share.
In July 2005, the FASB published an Exposure Draft of a proposed Interpretation, “Accounting for Uncertain Tax Positions.” The Exposure Draft seeks to reduce the significant diversity in practice associated with recognition and measurement in the accounting for income taxes. It would apply to all tax positions accounted for in accordance with SFAS 109, “Accounting for Income Taxes.” The Exposure Draft requires that a tax position meet a “probable recognition threshold” for the benefit of the uncertain tax position to be recognized in the financial statements. This threshold is to be met assuming that the tax authorities will examine the uncertain tax position. The Exposure Draft contains guidance with respect to the measurement of the benefit that is recognized for an uncertain tax position, when that benefit should be de-recognized and other matters. This proposed Interpretation would clarify the accounting for uncertain tax positions in accordance with SFAS 109. This Interpretation, once approved, is expected to be effective as of the end of the first fiscal year ending after December 15, 2005. The Company does not expect the provisions of the amended SFAS 109 will have a significant impact on its results of operations.

BIOPURE CORPORATION
July 31, 2005
Item 3. Quantitative and Qualitative Disclosure About Market Risk
The Company currently does not have foreign currency exchange risks, with the exception of negligible exchange fluctuations associated with expenses for marketing and regulatory activities outside of the United States. Biopure sells Oxyglobin to its European distributors in U.S. dollars and therefore our customers bear the risk of foreign currency exchange fluctuation. If and when sales occur in South Africa, customers will be charged and will pay in South African Rand. The Company expects the foreign currency exchange fluctuation to be negligible initially, as sales are not expected to be significant and should be offset by local currency expenses. The Company intends to develop policies to minimize exchange fluctuation risk if and when sales volume increases. The Company invests its cash and cash equivalents in money market funds. These investments are subject to interest rate risk. However, due to the nature of the Company’s short-term investments, it believes that the financial market risk exposure is not material.
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

BIOPURE CORPORATION
Part II — Other Information
July 31, 2005
Item 1. Legal Proceedings
There have been no material developments since the Company’s quarterly report on Form 10-Q for the quarter ended April 30, 2005.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None
Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
None

BIOPURE CORPORATION
Part II — Other Information
July 31, 2005
Item 5. Other Information
RISK FACTORS
     These risks and uncertainties are not the only ones we face. Others that we do not know about now, or that we do not now think are important, may impair our business or the trading price of our securities.
Company Risks
We have a history of losses and expect future losses.
     We have had annual losses from operations since our inception in 1984. In the fiscal years ended October 31, 2002, 2003 and 2004, we had losses from operations of $46,657,000, $47,312,000 and $41,832,000, respectively. We had a loss from operations of $6,506,000 in the third quarter of fiscal 2005 and had an accumulated deficit of $490,830,000 as of July 31, 2005. We anticipate that we will continue to generate losses for the next several years. Even if Hemopure were to be approved by the FDA or analogous European regulatory authorities, we might not be able to achieve profitable operations.
We require significant funding in order to continue to operate.
     We expect that our cash on hand at July 31, 2005 will fund operations into March 2006. Sufficient funds may not be available to us thereafter or on terms that we deem acceptable, if they are available at all.
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

BIOPURE CORPORATION
Part II — Other Information
July 31, 2005
     We may experience the loss of personnel, including executives and other employees, as a result of attrition, which we have previously experienced. We expect that in the future we will need to recruit and retain personnel for important positions. We may be unable to do so, in particular if we are unable to raise additional capital.
We may fail to obtain FDA approval for Hemopure, in which event we cannot market Hemopure in the United States, which would have negative consequences for the Company.
     We will not be able to market Hemopure in the United States unless and until we receive FDA approval. In pursuing both the ischemia and trauma indications for Hemopure, as a prerequisite to further clinical trials for Hemopure sponsored by us in the United States, we must address the FDA’s safety and other questions arising out of our previously-submitted BLA for an orthopedic surgery indication. Addressing these questions requires considerable data gathering and analysis. We must rely on contractors to complete some of the work. We have been delayed, and could be further delayed, in responding either by the contractors’ failure or inability to timely complete their tasks, or by other unanticipated delays or difficulties and lack of resources. The FDA may find that responses we may give do not adequately address its questions and that the results of preclinical animal studies the FDA has asked for do not adequately address its concerns.
     Moreover, even if we adequately address the FDA’s questions, we will need to obtain FDA acceptance of the protocols for, and to complete, human clinical trials to obtain FDA approval for Hemopure for ischemia and trauma indications. We cannot predict when we will submit an IND for an ischemia indication. Consequently, we do not know whether or when we will be able to commence a U.S. clinical trial of Hemopure for an ischemia indication, or that we will be able to conduct or satisfactorily conclude additional clinical trials required to obtain FDA marketing authorization for this indication. In the case of the trauma indication, the NMRC has primary responsibility for designing and seeking FDA acceptance of a two-stage Phase 2/3 clinical protocol for trauma in the out-of-hospital setting and is expected to be principally responsible for conducting the trial. The NMRC has filed an IND, and the FDA has put the proposed trauma protocol on clinical hold. If the FDA ultimately grants acceptance and the trial is commenced and concluded, the results of the trial may not support marketing authorization of Hemopure for the proposed trauma indication.
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

BIOPURE CORPORATION
Part II — Other Information
July 31, 2005
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
     In addition, many factors could delay or result in termination of ongoing or future clinical trials. Results from ongoing or completed preclinical or clinical studies or analyses could raise concerns over the safety or efficacy of a product candidate. For example, in April 2003 the FDA placed a proposed Phase 2 clinical trial of Hemopure for the treatment of trauma in the in-hospital setting on clinical hold citing safety concerns based on a review of data from our Phase 3 clinical trial in patients undergoing surgery. Recently it placed a clinical hold on a trauma trial proposed by the NMRC. We cannot assure investors that the FDA will not place other clinical trials we sponsor or others may sponsor on hold in the future. A clinical trial may also experience slow patient enrollment. The rate of completion of our clinical trials is dependent in large part on the rate of patient enrollment. There may be limited availability of patients who meet the criteria for certain clinical trials. Delays in planned patient enrollment can result in increased development costs and delays in regulatory approvals. Further, we rely on investigating physicians and the hospital trial sites to enroll patients. At our recommendation, the South African hospital that is the sole site for our trauma trial interrupted enrollment in late 2004 to address site procedures, not product related issues. Enrollment at that site continues to be slow. In addition, patients may experience adverse medical events or side effects resulting in delays, whether or not the events or the side effects relate to the study material, and there may be a real or perceived lack of effectiveness of, or safety issues associated with, the product we are testing. We experienced one such delay in our now completed European coronary angioplasty trial.
If we do not have the financial resources to fund trials required to develop Hemopure for multiple potential indications, our success as a company will be adversely affected.
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

BIOPURE CORPORATION
Part II — Other Information
July 31, 2005
     During the fourth quarter of fiscal 2003, we were notified of a confidential investigation by the Securities and Exchange Commission, or SEC. Subsequently, we and several of our officers and directors (some of whom are no longer in those positions) each received a “Wells Notice” from the SEC staff indicating the staff’s preliminary determination to recommend that the SEC bring a civil injunctive proceeding against the Company and such persons. We have responded in writing to the “Wells Notice” received by the Company explaining why the SEC ought not to bring a proceeding. To our knowledge, no formal recommendation has been made to date, although the SEC staff has indicated that it will recommend further action. Following our first announcement of the Wells Notices, a number of class action lawsuits, subsequently consolidated, were filed against us and several of our former and current executive officers. In addition, all members of our board of directors as of December 22, 2003, an officer and the Company are named as defendants in two derivative actions, claiming breaches of fiduciary duties in connection with the same disclosures that are the subject of the class action lawsuits.
     There can be no assurance as to the outcome of any of these proceedings. Members of our board of directors and management may spend considerable time and effort defending against any class action lawsuits, any action that might be brought by the SEC and derivative actions. This expenditure of time and effort may adversely affect our business, results of operations and financial condition. We may incur substantial costs in connection with these proceedings, lawsuits and derivative actions, including significant legal expenses, fines, judgments or settlements that exceed the amount of, or are not covered by, our insurance policies. In addition, the uncertainty about the possible effect of these matters on our financial position and results of operations may adversely affect our stock price and our ability to raise capital.
The SEC and litigation matters described above may harm our business and financial condition if they result in substantial fines, judgments or settlements that exceed the amount of coverage under our insurance policies, or if such fines, judgments or settlements are not covered by our insurance policies.
     Our director and officer liability insurance policies provide limited liability protection relating to the SEC investigation, the securities class actions and derivative lawsuits against us and certain of our current and former officers and directors. If these policies do not adequately cover expenses and liabilities relating to these proceedings, our financial condition could be materially harmed. The lawsuits and SEC investigation may make renewal of our director and officer liability insurance in July 2006 or thereafter expensive or unavailable. Increased premiums could materially harm our financial results in future periods. The inability to obtain this coverage due to its unavailability or prohibitively expensive premiums would make it more difficult to retain and attract officers and directors and expose us to potentially self-funding potential future liabilities ordinarily mitigated by director and officer liability insurance.
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

BIOPURE CORPORATION
Part II — Other Information
July 31, 2005
     If we do not enter into a satisfactory distributorship agreement, we may be required to seek an alternative arrangement such as an alliance with a pharmaceutical company, or recruiting, training and retaining a marketing staff and sales force of our own. We may not be successful in obtaining satisfactory distributorship agreements or entering into alternative arrangements. We continue to experience delays in market launch of Hemopure in South Africa. If we fail to establish a revenue stream in South Africa, we might have to withdraw from that market.
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
Part II — Other Information
July 31, 2005
If we were unable to use our manufacturing facilities in Massachusetts or Pennsylvania, we would not be able to manufacture for an extended period of time.
     We manufacture at a single location located in Massachusetts with raw material sourcing and initial processing in Pennsylvania. Damage to either of these manufacturing facilities due to fire, contamination, natural disaster, power loss, riots, unauthorized entry or other events could cause us to cease manufacturing. For example, if our Massachusetts manufacturing facility were destroyed, it could take approximately two years or more to rebuild and qualify it. In the reconstruction period, we would not be able to manufacture product and thus would have no supply of Hemopure for research and development, clinical trials or sales following exhaustion of finished goods in inventory. A new facility would take longer to construct.
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
     We have made a substantial investment in a planned manufacturing facility. If we cannot finance such a facility, we will be required to write off that investment, and our financial condition will be impaired,
Our lack of operating history makes evaluating our business difficult.
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

BIOPURE CORPORATION
Part II — Other Information
July 31, 2005
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
     We obtain bovine hemoglobin from one abattoir and from herds that are located in one state of the United States. We cannot predict the future effect, if any, on us of the recent discovery of “mad cow” disease in the United States.

BIOPURE CORPORATION
Part II — Other Information
July 31, 2005
Any quarantine affecting herds that supply us or a shutdown of the abattoir we source from could have a material adverse effect on us, as we would have to find, validate and obtain FDA approval of new sources of supply or new facilities.
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
     As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports on Form 10-K that contains an assessment by management of the effectiveness of the company’s internal controls over financial reporting. In addition, the public accounting firm auditing the company’s financial statements must attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting. This requirement will first apply to our annual report on Form 10-K for our fiscal year ending October 31, 2005. If our independent registered public accounting firm does not provide us with an unqualified report as to the effectiveness of our internal controls over financial reporting as of October 31, 2005 and future year-ends, as required by Section 404 of the Sarbanes-Oxley Act of 2002, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our securities.
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

BIOPURE CORPORATION
Part II — Other Information
July 31, 2005
Industry Risks
Intense competition could harm our financial performance.
     The biotechnology and pharmaceutical industries are highly competitive. There are a number of companies, universities and research organizations actively engaged in research and development of products that may be similar to, or alternatives to, Hemopure for orthopedic surgery, trauma or cardiac ischemia indications. We are aware that at least one public company competitor, Northfield Laboratories Inc., is in the advanced stages of developing a hemoglobin-based oxygen carrier produced from human blood that has passed its expiration date for human transfusion. Northfield’s product is in a Phase 3 clinical trial for a trauma indication. We are also aware that other companies are conducting preclinical studies and clinical trials of hemoglobin-based or perfluorocarbon oxygen carriers. The products being developed by these companies are intended for use in humans and as such could compete, if approved by regulatory authorities, with Hemopure. We may also encounter competition in cardiovascular ischemia indications from medical devices and drugs on the market or currently under development.
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

BIOPURE CORPORATION
Part II — Other Information
July 31, 2005
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
     We may be unable to meet the listing requirements of the Nasdaq National Market in the future. To maintain our listing on the Nasdaq National Market, we are required, among other things, to maintain a minimum bid price per share of at least $1.00. In June 2004, we received notice from the Nasdaq National Market that we were out of compliance with the $1.00 minimum bid price for continued inclusion of our Class A common stock in the Nasdaq National Market. On May 27, 2005, we effected a reverse stock split to increase our share price. On June 15, 2005 we received notice that the Company regained compliance with the $1.00 minimum bid price requirement for continued listing on the Nasdaq National Market. We may not be able to sustain compliance with the minimum bid price requirement. If we are unable to maintain a $1.00 minimum bid price, our Class A common stock might be delisted from the Nasdaq National Market. Delisting from the Nasdaq National Market would adversely affect the trading price and limit the liquidity of our common stock and therefore cause the value of an investment in our company to substantially decrease.
As we sell additional shares, our stock price may decline as a result of the dilution which will occur to existing stockholders.
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

BIOPURE CORPORATION
Part II — Other Information
July 31, 2005
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
     The trading price of our common stock has been and is likely to continue to be extremely volatile. During the period from November 1, 2002 through July 31, 2005, the trading price of our stock ranged from a low of $1.13 per share (on August 18, 2005) to a high of $54.20 per share (on August 1, 2003). Our stock price and trading volume could be subject to wide fluctuations in response to a variety of factors, including, but not limited to, the following:
•	failure to identify and hire key personnel; loss of key personnel;

•	an inability to obtain or the perception that we will be unable to obtain adequate financing to fund our operations;

•	FDA action or delays in FDA action on Hemopure or competitors’ products;

•	the outcome of SEC investigations, or any litigation or threatened litigation;

•	publicity regarding actual or potential medical results relating to products under development by us or our competitors;

•	actual or potential preclinical or clinical trial results relating to products under development by us or our competitors;

•	delays in our testing and development schedules;

•	events or announcements relating to our relationships with others, including the status of potential transactions with investors, licensees and other parties;

•	announcements of technological innovations or new products by our competitors;

•	developments or disputes concerning patents or proprietary rights;

•	regulatory developments in the United States and foreign countries;

•	economic and other factors, as well as period-to-period fluctuations in our financial results;

BIOPURE CORPORATION
Part II — Other Information
July 31, 2005
•	market conditions for pharmaceutical and biotechnology stocks; and

•	additional, future communications from the Nasdaq Stock Market concerning delisting or potential delisting.
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

BIOPURE CORPORATION

Date: September 9, 2005	By:	/s/ Francis H Murphy

Francis H. Murphy
Chief Financial Officer

EXHIBIT INDEX

Number	Description
3 (i)	Restated Certificate of Incorporation and amendments through May 27, 2005*

3 (ii)	By-laws of Biopure, as amended**

31.1	Certification of Zafiris G. Zafirelis pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Francis H. Murphy pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Zafiris G. Zafirelis pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Francis H. Murphy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2005, and incorporated herein by reference thereto.

**	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-78829) and incorporated herein by reference thereto.