Form 10-K
period 2005-10-31
BIOPURE CORP
filed 2006-01-17
CIK 815508

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2005
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File Number 001-15167
BIOPURE CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-2836871 (I.R.S. Employer Identification No.)

11 Hurley Street, Cambridge, MA (Address of principal executive offices)	02141 (Zip Code)

Registrant’s telephone number, including area code: (617) 234-6500
Securities registered pursuant to Section 12(b) of the Act:
NONE

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.01 par value per share
Preferred Stock Purchase Rights
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐     No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐     No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑     No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No  ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑

Based on assumptions relating to the privately held non-voting Class B Common Stock, the aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant on April 30, 2005 was $49,528,094.

The number of shares outstanding of the registrant’s Class A Common Stock was 34,479,170 on January 12, 2006; the number of shares of the Class B Common Stock as of such date was 117.7.

Documents Incorporated By Reference

Location in Form 10-K/A	Incorporated Document

Part III	Specifically identified portions of the registrant’s definitive proxy statement to be filed in connection with the registrant’s 2006 Annual Meeting are incorporated into Part III of this report

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This annual report and information incorporated herein by reference include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Exchange Act. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these provisions. These forward-looking statements include, without limitation, statements about our clinical development plans, market opportunity, strategies, competition, expected activities as we pursue our business plan, and the adequacy of our available cash resources. These forward-looking statements are usually accompanied by words such as “believe,” “anticipate,” “plan,” “seek,” “expect,” “intend” and similar expressions. Forward-looking statements include those that imply that we will be able to commercially develop Hemopure, that in pursuing ischemia and trauma indications we will be able to address the safety and other questions of the U.S. Food and Drug Administration, that our expectations regarding the role of the U.S. Naval Medical Research Center in assuming and carrying out primary responsibility for conducting a two-stage Phase 2/3 clinical trial in the out-of-hospital setting will be met, that we will conduct additional clinical trials (and the timing, structure, patient enrollment targets, and end-points of those proposed trials), that we will prove our position in the litigation commenced by the SEC (and other aspects of that and other pending litigation), that our intellectual property rights will provide competitive protection, that we will be able to obtain regulatory approvals required for the marketing and sale of Hemopure in a major market, that anticipated milestones will be met in the expected timetable, that any pre-clinical or clinical trials will be successful, that Hemopure, if it receives regulatory approval, will attain market acceptance and be manufactured and sold in the quantities anticipated, that we will be able to successfully increase our manufacturing capacity for Hemopure if it receives regulatory approval, that we will be able to manage our expenses effectively and raise the funds needed to operate our business, or that we will be able to stabilize and enhance our financial position. The forward-looking information is based on various factors and was derived using numerous assumptions.

These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those set forth in the forward-looking statements due to risks and uncertainties that exist in our operations and business environment. These risks include, without limitation, the availability of sufficient financing to continue operations, changes in our cash needs, our stage of product development, history of operating losses and accumulated deficit, uncertainties and possible delays related to clinical trials and regulatory approvals, possible healthcare reform, our limited manufacturing capability, our lack of marketing experience, market acceptance and competition and the other factors identified under “Item 1A — Risk Factors” in this report. In light of the substantial risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this report should not be regarded as representations by us that our objectives or plans will be achieved. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any additional disclosures we make in our Form 10-Q, 8-K and 10-K reports to the SEC.

ABSENCE OF GOVERNMENT ENDORSEMENT

The content of this document does not necessarily reflect the position or the policy of the U.S. Government or the Department of Defense, and no official endorsement should be inferred.

PART I

Item 1.	Business

Developments

We develop and manufacture oxygen therapeutics, a new class of pharmaceuticals that are administered intravenously to transport oxygen to the body’s tissues. Using our patented and proprietary technology, we have developed and manufacture two products: Hemopure® [hemoglobin glutamer — 250 (bovine)], or HBOC-201, for human use, and Oxyglobin® [hemoglobin glutamer — 200 (bovine)], or HBOC-301, for veterinary use.

Hemopure is approved in South Africa for the treatment of adult surgical patients who are acutely anemic and for the purpose of eliminating, reducing or delaying the need for donated red blood cell transfusions in these patients. This product is being developed for the management of patients with cardiovascular ischemia and as an early intervention in the out-of-hospital setting for the treatment of patients with acute blood loss resulting from traumatic injury. In relation to anemia or ischemia, “acute” means sudden and of short duration.

Oxyglobin is approved by the U. S. Food and Drug Administration, or FDA and by the European Commission for the treatment of anemia in dogs.

Ischemia

Our clinical development strategy for ischemia is to conduct parallel pilot trials of Hemopure to assess the potential of several ischemia indications (wound healing, acute coronary ischemia and cardiac surgery) before committing funding for advanced trials. These pilot trials are designed to provide preliminary safety and efficacy data to help us select a lead indication for further development.

We are currently pursuing our ischemia development program in Europe and South Africa. We completed the first pilot trial in coronary ischemia in 2005. We subsequently received regulatory authorizations to initiate three additional pilot trials in cardiac surgery, wound healing, and acute coronary ischemia. We expect patient enrollment in early 2006. We need hospital authorization in the Netherlands to start the acute coronary ischemia trial and are in discussions relating to this authorization.

•	Cardiac Surgery. The regulatory authorities in the United Kingdom and Greece have authorized us to conduct a multi-center Phase 2 clinical trial in patients undergoing multi-vessel coronary artery bypass graft (CABG) surgery. This pilot trial is designed to assess the safety and feasibility of Hemopure in reducing heart damage, and enhancing tissue preservation during cardiopulmonary bypass. The trial will include measurements of patient outcomes and the product’s cost effectiveness.

In the trial, a total of 60 patients will be consecutively enrolled in two groups to receive either standard-of-care treatment or intravenous administration of approximately 60 grams of hemoglobin in the form of Hemopure prior to cardiopulmonary bypass. Patients will be monitored until hospital discharge or six days, whichever occurs first, with a follow-up assessment at 30 days post-surgery. An independent data safety monitoring committee will monitor safety throughout the study period.

•	Wound Healing. Both the United Kingdom and the South African regulatory bodies have authorized a clinical trial to assess the safety and feasibility of Hemopure in increasing the incidence of complete wound healing and reducing the incidence of a second amputation in patients with severe peripheral vascular disease (narrowing or obstruction of a leg artery) who are undergoing limb amputation below or through the knee joint. The hypothesis is that the product will promote wound healing by transporting oxygen through partially blocked arteries to oxygen-deprived tissues.

In this trial, 100 patients will receive either a control solution or 32.5 grams of hemoglobin in the form of Hemopure before surgery, followed by the same dose daily for three days. Patients will be monitored until discharged from the hospital and at 15, 30 and 60 days post surgery, with survival and quality of life information collected at three and six months post surgery. The primary safety endpoint is the number of deaths at 60 days. The trial includes other measures of patient outcomes, quality of life and the product’s cost-effectiveness. An independent data safety monitoring board will monitor safety throughout the study.

•	Acute Coronary Ischemia. In 2005, we completed a 45-patient pilot trial in Europe that was designed to assess the safety and feasibility of Hemopure in patients with single-vessel coronary artery disease who were undergoing angioplasty and stent procedures, or percutaneous coronary intervention (PCI). “Coronary artery disease” is an abnormal narrowing or obstruction that reduces blood flow through the arteries to the heart muscle.

The Belgian regulatory body has authorized us to start another Phase 2 trial in patients undergoing intra-coronary (IC) balloon angioplasty. The objective is to capture additional safety and preliminary efficacy data to support subsequent trials in patients experiencing a heart attack. The hypothesis is that Hemopure may improve oxygenation and heart function during coronary blockages.

In the catherization laboratory, 20 patients will receive IC administration of both Hemopure and a placebo but will be blinded to the order of their administration. Both drugs will be infused through a dilated catheter at the same flow rate. Patients will be monitored up to hospital discharge or four days, whichever occurs first. The primary endpoint is to study whether IC delivery of Hemopure lessens ischemia as measured by standard electrocardiographic (ECG) and cardiac function tests. The trial includes various measures of patient status and safety. An independent data safety monitoring board will monitor safety throughout the study.

Out-of-Hospital Trauma

The Naval Medical Research Center (NMRC) submitted an investigational new drug application (IND) to the FDA Center for Biologics Evaluation and Research (CBER) for review in June 2005. The IND seeks FDA authorization to conduct a government-funded, NMRC-sponsored clinical trial called RESUS (Restore Effective Survival in Shock), which is intended to assess the safety and efficacy of Hemopure in reducing the incidence of death and disease in severely injured patients experiencing hemorrhagic shock (acute blood loss) in the out-of-hospital setting. The IND was placed on clinical hold by the FDA in July 2005, primarily due to the agency’s concerns about safety and the risk-benefit profile in this patient population. The “clinical hold” means that the NMRC may not start the proposed RESUS trial until the trial design, or “protocol”, is no longer under FDA review and the trial is permitted to proceed. “Safety” means relative freedom from harmful effect taking into consideration the character of the product in relation to the recipient. The “risk-benefit” analysis is an assessment of whether the risks associated with the clinical trial are reasonable in light of what is known about the preclinical and clinical profile of Hemopure.

The NMRC, in consultation with its RESUS advisory board of trauma, emergency medicine and critical care experts and Biopure scientists, modified the proposed protocol and responded to CBER’s clinical hold letter in September 2005. After reviewing the response, CBER maintained the clinical hold in October 2005. The agency noted that “the only practicable path forward” for this trial is to develop a new, less vasoactive product formulation, the first time it had stated this opinion. Vasoactivity results in constriction (narrowing) or dilation (widening) of blood vessels.

On November 28, 2005, NMRC staff, Biopure scientists and military and academic trauma experts from the NMRC’s RESUS advisory board met with FDA staff to address the agency’s concerns and present the medical and scientific basis for proceeding with the proposed trial. The RESUS advisory board independently evaluated clinical and preclinical data on the product and designed the proposed trial. The FDA is further examining the risk-benefit profile.

RESUS is designed as a single-blinded, multi-center, randomized, controlled, Phase 2b/3 clinical trial. Patients would be selected randomly to receive either Hemopure or standard therapy at the scene of the injury and during transport to the hospital. Standard therapy is crystalloids, which contain water and electrolytes. The trial would require an exception from informed consent and would include a community consultation and disclosure program, as defined in federal regulations 21 CFR 50.24-25.

We believe the product has a potentially favorable risk-benefit profile, and we continue to work with the NMRC to explore all options for addressing the FDA’s requests for submissions in connection with the proposed trial.

Surgical Anemia

In mid 2006 we plan to submit an application seeking regulatory approval to market Hemopure in Europe for the treatment of acute anemia in elective orthopedic surgery patients. This planned submission will be our first marketing application in Europe and will incorporate the work we have been doing to address the FDA’s questions regarding our previous U.S. marketing application for this orthopedic surgery indication. We intend to use existing data and new analyses of our two completed Phase 3 surgery trials to support the product’s risk-benefit profile in this indication in Europe. The clinical section of this application will include data from the clinical trials described below under “Red Blood Cell Transfusion Alternative.”

In December 2005, we began meeting with regulatory authorities of individual countries to assess whether to apply through the centralized or decentralized E.U. procedure and to determine which countries would be most appropriate for an orthopedic surgery indication. Prior to each meeting, we provided a summary of an application for discussion of the proposed indication as well as other potential future indications. The product’s approvability will only be assessed once a complete marketing application has been formally submitted for review.

We are not currently pursuing an orthopedic surgery indication in the United States.

South Africa

In January 2006, we shipped product to South Africa to support the beginning of sales and marketing of Hemopure in that country where the product is approved for the treatment of surgical anemia. In 2005, we acquired control of the registration for Hemopure in South Africa, thereby resolving a long delay in our ability to market the product. We also selected a warehousing and shipping agent and appointed as our sales agent Abazali Bio Ventures (Pty) Ltd., a new company formed to sell biotechnology products in the region. Abazali Bio Ventures will act as our exclusive agent to market Hemopure in South Africa.

We have a small staff in South Africa for training, marketing and complying with local regulations. Sales representatives from Abazali Bio Ventures are being trained before they make sales calls. We do not expect revenues from this market to be financially significant, but the information we gain about how doctors understand and use the product should help us to plan for larger markets and other potential indications.

EDQM Certification

In August 2005, the European Directorate for the Quality of Medicines (EDQM) issued updated Certificates of Suitability of Monographs of the European Pharmacopoeia for Hemopure and Oxyglobin. These documents certify that our products meet the European Pharmacopoeia criteria for minimizing the risk of transmitting animal Transmissible Spongiform Encephalopathies such as “mad cow” disease. EDQM certification is required for all new and approved human and veterinary medicinal products that are manufactured from materials taken from cattle and marketed in the European Union. As part of the certification process, we were required to provide technical information on the manufacturing process, the origin of the raw material and type of tissue used, the cattle traceability, beginning at their country of birth, and auditing, and a risk analysis from an independent expert.

Management

On January 12, 2006, Charles A. Sanders, M.D. stepped down as chairman and assumed the newly created position of lead independent director and the board of directors unanimously appointed Zafiris Zafirelis as chairman. In August and September 2005, we announced changes to our board of directors and senior management team, including the appointment of Guido J. Neels to the board, the resignation of our co-founder Carl W. Rausch from the board and as chief technology officer, and the addition of Salah M. Abdel-aleem, Ph.D. as vice president of Clinical Research. Mr. Neels has over 30 years professional management experience, including 23 years in the medical industry. He recently retired as chief operating officer of Guidant Corporation, a world leader in the development of cardiovascular medical products. Dr. Abdel-aleem also joins us from Guidant, where his responsibilities included managing clinical studies and reports for that company’s peripheral endovascular interventional products. Mr. Rausch is currently acting as a technical consultant.

Cost-Cutting

In continuing efforts to reduce expenses and conserve cash, we reduced staff in October 2003, April 2004 and June 2004. We adjusted our operating plans to reduce our manufacturing to minimal capacity while keeping our facilities open and functioning and eliminated or postponed other expenditures. These measures have been effective in reducing costs during 2005 as compared with the preceding years. The reduction in manufacturing also caused revenues from the sale of Oxyglobin to be lower in 2005 than in the preceding years.

Funding

In December 2004 and January 2005 we raised an aggregate of $22,922,000 in gross proceeds and $21,026,000 in net proceeds through sales of our class A common stock and warrants. During fiscal 2005, we also received, $4,197,000 from investors exercising warrants. Since the end of fiscal 2005 we have raised an additional $9,100,000 net proceeds through sales of our Class A common stock and warrants. We have sufficient cash to fund operations, under our current operating plan, through August 2006. Because we require additional capital to fund operations through fiscal 2006, the audit opinion for our fiscal 2005 financial statements includes a going concern modification.

On December 30, 2005, President Bush signed into law the FY2006 Department of Defense Appropriations Act, which includes $4.0 million in Congressional funding for the U.S. Navy to continue research and development of Hemopure for potential use in military and civilian trauma applications.

Nasdaq Stock Market Continued Listing Notice

In June 2004 we received notice from The Nasdaq Stock Market (“Nasdaq”) that the bid price of our common stock had closed below $1.00 for 30 consecutive trading days. As a result, we were out of compliance with Nasdaq’s $1.00 minimum bid price requirements. Nasdaq gave us two 180-day periods to regain compliance. On May 27, 2005, we had a one-for-six reverse split of our Class A common stock. With the reverse stock split we subsequently regained compliance with Nasdaq’s minimum bid price rule.

On December 19, 2005, we received notice from Nasdaq stating that the bid price of our common stock had closed below the minimum $1.00 per share for 30 consecutive trading days. In accordance with Marketplace Rule 4450(e)(2), we have 180 calendar days to regain compliance. If at any time before June 19, 2006, the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, we expect that Nasdaq will notify us that we have achieved compliance with the minimum bid price rule.

If we do not regain compliance with the minimum bid price rule by June 19, 2006, Nasdaq will provide written notification that our securities will be delisted. At that time, we may apply to transfer our securities to the Nasdaq Capital Market, provided we meet all requirements for initial listing on that market set forth in Marketplace Rule 4310(c). If such an application were approved, we would have the remainder of this market’s second 180 calendar day compliance period to regain compliance while on the Nasdaq Capital Market.

The Company

Biopure was incorporated in Delaware in 1984. We maintain a website at the following Internet address: www.biopure.com. Through a link to a third-party content provider, this corporate website provides free access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after electronic filing with the Securities and Exchange Commission. No portion of that website is incorporated into, or part of, this document.

Biopure®, Hemopure®, and Oxyglobin® are registered trademarks of Biopure.

Scientific Overview

Oxygen supports life in all of the body’s tissues. Hemoglobin, a protein normally contained within red blood cells, is the molecule that transports oxygen to the body’s tissues. Under normal conditions, hemoglobin contained within red blood cells carries approximately 98 percent of the body’s oxygen, and the remaining two percent is dissolved in the plasma, the fluid part of blood.

As the heart pumps blood, hemoglobin within red blood cells takes up oxygen in the lungs and carries it to various parts of the body. Blood travels through progressively smaller blood vessels to the capillaries, some of which are so narrow that red blood cells can only pass through in single file. Most of the oxygen release occurs in the capillaries. Blood then returns to the lungs and the hemoglobin in the red blood cells binds with oxygen. Adequate blood pressure and red blood cell counts are crucial to this process. Oxygen deprivation, even for several minutes, can result in cell damage, organ dysfunction and, if prolonged, death.

The causes of inadequate tissue oxygenation generally can be classified into three categories:

•	anemia — a decrease in the concentration of red blood cells in the circulation caused by blood loss (for example from injury or surgery) or by other disorders.

•	ischemia — a decrease or lack of red blood cell flow to an organ or body part due to obstructed or restricted blood vessels, as in heart attack, stroke and certain medical procedures.

•	cardiopulmonary failure — impaired function of the heart or lungs. The heart’s inability to pump sufficient quantities of blood to meet the oxygenation needs of the tissues or the failure of the lungs to oxygenate blood adequately can cause tissue damage.

A red blood cell transfusion is the standard therapy for anemia resulting from blood loss. Sources of red blood cells for transfusions include stored supplies of donated blood or of the recipient’s own pre-donated blood. Health care professionals also may use medications that stimulate red blood cell production if anemia is anticipated, for example, in the case of planned surgery.

In trauma situations, victims may have massive bleeding resulting in rapid loss of blood volume and oxygen-carrying capacity. Blood typing and handling requirements, particularly refrigeration, limit the feasibility of using red blood cell transfusions in pre-hospital emergency treatment. Existing alternatives to red blood cell transfusions are limited. In an effort to stabilize trauma patients, emergency caregivers typically administer commonly used intravenous fluids, such as Ringer’s lactate or saline. Ringer’s lactate consists of water and electrolytes and generally is administered into the veins to patients who have lost substantial amounts of bodily fluids as a result of bleeding, vomiting or diarrhea. Both Ringer’s lactate and saline restore blood volume, but do not carry oxygen.

Red blood cell transfusions generally are not effective for ischemic conditions caused by blockage or narrowing of blood vessels. In such situations, a blocked or constricted (narrowed) blood vessel that is too narrow to permit the normal passage of red blood cells can prevent oxygen from reaching the body’s tissues.

Biopure’s Oxygenation Technology

We have two oxygen therapeutic products, Hemopure for human use and Oxyglobin for veterinary use, which are similar except for their molecular size. Our products are defined as therapeutics because they are expected to provide help, or therapy, to oxygen deprived tissues by transporting oxygen to those tissues. These products are given intravenously and are made from hemoglobin that has been taken out of the red blood cells of cattle and then purified, chemically modified and cross-linked for stability. The resulting hemoglobin solutions do not contain red blood cells and are formulated in a balanced salt solution similar to Ringer’s lactate.

The average stabilized hemoglobin molecule in Hemopure is less than 1/1000th the size of a red blood cell. Once infused into a patient, the stabilized hemoglobin spreads throughout the plasma (the fluid part of blood) and is in continuous contact with blood vessel walls, where oxygen transport to tissues takes place. Upon infusion into the bloodstream, Hemopure increases the oxygen content of plasma. Plasma flows everywhere that blood ordinarily flows and can also bypass partial blockages or pass through constricted vessels that are too small for the normal passage of red blood cells.

In addition, introducing Hemopure into the bloodstream may help red blood cells to offload more oxygen to the tissues than they otherwise would.

The stabilized hemoglobin molecules in Hemopure can hold the same amount of oxygen as the hemoglobin molecules in red blood cells on a gram-for-gram basis. However, Hemopure is chemically modified so that our product releases oxygen more easily than red blood cells.

The following chart lists Hemopure’s characteristics in comparison to transfused red blood cells insofar as its characteristics may apply to treating trauma patients in an out-of-hospital setting and oxygenating tissue in conditions where ischemia could occur:

Characteristic	Hemopure	Transfused Stored Red Blood Cells

Oxygen transport	Red blood cells and Hemopure molecules in plasma	Red blood cells; plasma a minor contributor
Storage	Room temperature; no loss of efficacy	Refrigeration required; loss of efficacy during storage
Shelf life	36 months	42 days
Compatibility	Universal	Type-specific
Preparation	Ready-to-use	Requires typing and cross-matching
Viscosity	Low	High

Hemopure is stable without refrigeration for 36 months at room temperature (2 degrees to 30 degrees centigrade) and for 18 months at elevated temperature (40 degrees centigrade), is universally compatible and can be stocked well in advance of anticipated use. Consequently, when blood is not available, Hemopure could be used to maintain a patient until the needed type and quantity of red blood cells arrive, until the patient can be transported to a hospital or until a patient’s body replenishes its own red blood cells. Also, as described above, Hemopure’s small molecular size permits it to oxygenate through the plasma and thereby potentially to be an effective therapeutic in conditions of ischemia, where red blood cell transfusions are not. These factors have led to our focus on cardiovascular ischemia and out-of-hospital use in trauma. Previously, until mid 2004, most of our efforts had been on developing Hemopure for use as an alternative to red blood cell transfusions in surgery.

Hemopure has certain disadvantages when compared to red blood cells used in surgery. Transfused red blood cells have a longer duration of action and can persist in the body for an estimated 60 to 90 days. Hemopure, on the other hand, has a half-life of up to one day and, depending on the degree of anemia of the patient, may require repeat administration. In addition, it is anticipated that Hemopure will be more expensive than transfused red blood cells when compared on a unit-to-unit basis. Furthermore, the doses of Hemopure used in our clinical trials to date are insufficient to sustain a patient experiencing uncontrolled massive blood loss. Thus, some patients who are administered Hemopure may still require red blood cell transfusions in addition to Hemopure.

Biopure’s Products

Our two products, Hemopure for human use and Oxyglobin for veterinary use, are oxygen-carrying biological drugs called “oxygen therapeutics.”

In 2001, South Africa’s Medicines Control Council granted marketing approval for Hemopure for the treatment of adult surgical patients who are acutely anemic and for the purpose of eliminating, delaying or reducing the need for red blood cell transfusions in these patients. Since this approval, over 350 patients in South Africa have received Hemopure we provided without charge as part of our medical education program. Our current efforts to initiate marketing and sales activities are described above in “Developments — South Africa”.

In 2002, we submitted an application to the FDA seeking regulatory approval to market Hemopure in the U. S. for a similar indication in adult patients undergoing orthopedic surgery. The FDA responded to our application first with extensive written requests for additional information and later by requiring several preclinical animal studies.

We have conducted 23 clinical trials of Hemopure involving 1,512 humans, of whom 835 were administered Hemopure. We are currently in the process of initiating three clinical trials that are designed to enroll a total of 180 human subjects, approximately 100 of whom are expected to receive Hemopure. Hemopure has been administered on an emergency “compassionate use” basis to 33 human patients in the United States with life threatening anemia when compatible red blood cells were unavailable or unacceptable. Our research and development expenditures during the fiscal years 2003 through 2005 were $10,504,000, $9,746,000 and $5,322,000 respectively.

Oxyglobin, our veterinary product, is approved for sale in both the United States and the European Union for use in the treatment of anemia in dogs, regardless of the cause of the anemia. Oxyglobin is marketed and sold to veterinary hospitals, and commercial sales of Oxyglobin have resulted in thousands of administrations in animals.

Hemopure and Oxyglobin have been tested in over 200 completed animal studies.

Hemopure

We believe Hemopure can be developed for several indications. In addition to the product’s approved surgical anemia indication in South Africa described above, we believe that preclinical animal studies and observations from our human clinical trials and post approval use in South Africa support clinical investigation of potential trauma and ischemia applications. During 2004 we considered our alternatives and concluded that we would shift our priorities to developing a cardiovascular ischemia indication and to continuing development of an out-of-hospital trauma indication.

Trauma1

If the safety and effectiveness of Hemopure in trauma patients experiencing acute blood loss in the out-of-hospital setting can be demonstrated to the FDA’s satisfaction, we believe that the product’s multi-year room temperature stability, universal compatibility and other properties could allow it to be stockpiled, positioned abroad, and carried or stored in remote locations. These attributes may make it well suited for use on the battlefield, in ambulances, and in the Strategic National Stockpile, a store of medicines kept by the U.S. Center for Disease Control in case of public health emergency.

In March 2003, the U.S. Naval Medical Research Center (NMRC) signed a collaborative research and development agreement (CRADA) with Biopure to help fund and conduct a two-stage randomized, standard therapy controlled trial of Hemopure in out-of-hospital resuscitation of patients in severe hemorrhagic shock as a result of traumatic injury. Entitled “Restore Effective Survival in Shock” (RESUS), the trial is intended to support an indication for out-of-hospital military and civilian trauma applications. The status of the proposed RESUS trial is described above under “Developments — Out of Hospital Trauma”.1

To date, the U.S. Congress has appropriated $22.5 million to the Department of Defense ($16 million to the Navy, $6.5 million to the Army) for the development of Hemopure in potential civilian and military trauma applications.2 This funding is being used for the Navy’s proposed RESUS clinical trial and for preclinical studies of the product in animal models of hemorrhagic shock (acute blood loss), including those that mimic military trauma scenarios.

Biopure is sponsoring a safety trial in South Africa that is designed to assess the safety and tolerability of Hemopure, in a hospital setting, for emergency treatment of unstable patients who have significant blood loss as a result of blunt or penetrating trauma. This ongoing in-hospital trauma trial is not required for the Navy’s proposed RESUS out-of-hospital trauma trial.

Ischemia

The ability of Hemopure molecules to circumvent partial occlusions could potentially benefit patients suffering from ischemic conditions by supplying oxygen to tissues that are receiving inadequate numbers of red blood cells. Inadequate tissue oxygenation due to partial vessel blockage or constriction can cause heart attack, angina and transient ischemic attack, which is a precursor to stroke. In these situations, treatment with red blood cell transfusions would not be effective because red blood cells are too large to pass through or around blockages. We have completed preclinical animal studies with results supporting these potential indications. At the annual meeting of the American Society of Anesthesiologists (ASA) in October 1999, medical researchers from University

1 Completion of the proposed RESUS clinical trial of Hemopure in trauma may be contingent upon further funding.
2  $5,102,306 is from Grant DAMD17-02-1-0697. The U.S. Army Medical Research Acquisition Activity, 820 Chandler Street, Fort Detrick MD 21702-5014, is the awarding and administering acquisition office.

Hospital Eppendorf in Hamburg, Germany, presented data from a preclinical canine study demonstrating that Hemopure sustained heart tissue oxygenation and heart function during 90 percent constriction of a coronary artery [Anesthesiology. 1999;91(3A):A697. Abstract].

In April 2005, we completed enrollment in a multi-center European Phase 2 clinical trial as a pilot safety study of Hemopure in the setting of elective angioplasty and stent procedures or percutaneous coronary intervention (PCI). This pilot trial was designed to assess the safety of the product in adult patients with single-vessel coronary artery disease. The trial enrolled a total of 46 patients, which were evenly randomized to intravenously receive placebo or 15 or 30 grams of hemoglobin in the form of Hemopure before undergoing PCI. Patients were monitored until discharged from the hospital and at 30 days post-infusion. The trial was conducted in the cardiac catheterization laboratories at academic hospitals in The Netherlands, Belgium and Germany.

The status of our ischemia development program is described above under “Developments — Ischemia.”

Red Blood Cell Transfusion Alternative

Hemopure can serve as an alternative to red blood cell transfusions by providing a temporary Oxygen Bridgetm until red blood cells become available or are produced by the body. We do not expect Hemopure to replace all red blood cell transfusions. However, Hemopure’s oxygen-carrying properties, storage and infusion advantages address many of the limitations associated with red blood cell transfusions.

We believe that our clinical trials have demonstrated Hemopure’s efficacy as an alternative to red blood cell transfusions in patients undergoing elective orthopedic surgery, as measured by the avoidance of red blood cell transfusions in these patients, although the FDA has raised efficacy as an issue. In all of our advanced clinical trials, Hemopure’s efficacy as an oxygen therapeutic was evaluated by determining, within the context of a written set of guidelines known as a protocol, the percentage of patients given Hemopure who did not require a subsequent transfusion of red blood cells. In these trials, Hemopure was administered only to patients who needed a red blood cell transfusion. Trial design limited the amount of Hemopure that could be infused and the number of post-operative days during which it could be infused. In our opinion, Hemopure’s clinical trials that have been completed and analyzed demonstrate clinically significant elimination of red blood cell transfusions. Under the applicable protocol designs, elimination was deemed to occur if the patient did not require a subsequent red blood cell transfusion during a pre-specified period. Elimination was deemed not to occur if the patient was administered a red blood cell transfusion for any reason during a pre-specified period.

The following chart summarizes the advanced clinical trials that we have completed for Hemopure as an alternative to red blood cell transfusions.

				% of Patients
			No. of Total	Treated with
		Dosing: Grams	Patients/No. of	Hemopure that
		Hemoglobin	Patients Treated	Avoided Red Blood
Type of Surgery	Development Status	(Units Hemopure)	with Hemopure	Cell Transfusion

Elective orthopedic surgery	Phase 3 trial completed in U.S., Canada, Europe and South Africa	Up to 300 grams (10 units) over 6 days before, during or after surgery	688/350	59%
Non-cardiac elective surgery	Phase 3 trial completed in Europe and South Africa, the basis for filing in South Africa in July 1999	Up to 210 grams (7 units) over 6 days before, during or after surgery	160/83	43%
Post cardiopulmonary bypass surgery	Phase 2 trial completed in the U.S.; supportive trial for the South African July 1999 filing	Up to 120 grams (4 units) over 3 days post-surgery	98/50	34%
Aortic aneurysm reconstruction surgery	Phase 2 trial completed in the U.S. and Europe; supportive trial for the South African July 1999 filing	Up to 150 grams (5 units) over 4 days; first dose administered during or after surgery	72/48	27%

Safety Summary.  In 21 completed clinical trials prior to filing our orthopedic surgery BLA, 797 patients received Hemopure and 661 control group patients received donated (also referred to as “allogenic”) red blood cells and/or colloidal or crystalloid fluids. Some patients in the Hemopure-treated group also received allogenic red blood cells and/or other fluids as specified in the trial design.

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

SAEs that occurred statistically significantly more often (p is less than or equal to 0.1) in the Hemopure group were postoperative bleeding (0.9% vs. 0%, p=0.018) and stroke (1.0% vs. 0.2%, p=0.046), none of which were reported by the treating investigator as associated with Hemopure. The increased incidence of reported postoperative bleeding in the Hemopure group may be attributable to wound seepage of plasma that has a pinkish discoloration due to the presence of Hemopure. When stroke is combined with other clinically relevant syndromes (transient ischemic attack and other reversible ischemic neurological events) the incidence is comparable (not statistically significantly different) between the two groups (1% vs. 0.5%, p=0.363). The incidence of heart attack (1.1% Hemopure vs. 0.5% control, p=0.244), acute renal failure (0.6% vs. 0.5%, p=0.735) and death (3.1% vs. 2.1%, p=0.257) was also comparable between patient groups. The SAE of intestinal infection occurred statistically significantly more often in the control group (0% Hemopure vs. 0.5% control, p=0.093). The p-value is a measure of statistical significance, indicating the probability of the observations happening by chance. The difference in the incidence of SAEs between the treatment groups is deemed statistically significant when “p” is less than or equal to 0.1.

The FDA has expressed concerns about the Hemopure marketing application, or BLA, based on safety and efficacy questions arising from the Phase 3 orthopedic surgery trial. Because of these concerns FDA required us to conduct animal studies as a condition to starting any other clinical trials in the United States. We completed these studies and submitted the results to the FDA. We remain on clinical hold for new trials in the U.S. We anticipate submitting further information responsive to FDA questions from our BLA. We are not currently pursuing an orthopedic surgery indication in the United States, but plan to do so in Europe as described above in “Recent Developments — Surgical Anemia”.

Oxyglobin

Our veterinary product, Oxyglobin, is similar to Hemopure except for its molecular size. The FDA Center for Veterinary Medicine approved Oxyglobin in 1998 and the European Commission approved Oxyglobin in 1999, in both cases for the treatment of canine anemia, regardless of the cause of the anemia. Anemia in dogs often results from blood loss, disease or ineffective red blood cell production. Oxyglobin sales were $1.2 million in fiscal 2005, $2.4 million in fiscal 2004 and $4.0 million in fiscal 2003. The decline in sales is attributable to our decision in 2004 to curtail the manufacture and marketing of Oxyglobin in order to reduce our operating costs until such time, if ever, as we can realize manufacturing economies of scale. Although one of our customers accounts for more than 10% of Oxyglobin sales, we are not dependent upon a single customer or group of customers, the loss of which would have a material adverse effect on our Oxyglobin business.

As of December 31, 2005, December 31, 2004 and December 31, 2003, we had no backorders for Oxyglobin.

Manufacturing

We use proprietary and patented purification and polymerization processes in the manufacture of our oxygen therapeutic products. Our scientific and engineering team has designed and built much of our large-scale process specific equipment. Proprietary computer logic controls operate and monitor most aspects of this process. We have produced both Hemopure and Oxyglobin since 1991.

Investments in long-lived assets include property and equipment, as well as construction in progress and new facility construction; real property license rights related to the source, supply and initial processing of our major raw material; and the asset related to expenditures for a planned manufacturing facility in South Carolina.

Raw Material Source

Our products consist of bovine hemoglobin that has been purified, chemically modified and cross-linked for stability. Controlled herds of U.S. cattle raised for beef provide the raw material, bovine hemoglobin, used in our products. Cattle must meet the requirements of a herd management program we have in place to assure the origin, health, feed and quality of the cattle to be used as a raw material source. Our suppliers contract to maintain traceable records on animal origin, health, feed and care as part of our effort to assure the use of known, healthy animals.

Raw Material Collection and Safety

We collect bovine whole blood into individual presanitized containers. We then transport the containers to a separation facility. Prior to collection, the animals undergo live inspection. Then, following blood collection, the animal carcass undergoes U.S. Department of Agriculture (USDA) inspection for use as beef for human consumption. If an animal carcass is retained for further inspection for final disposition by the USDA veterinarian, we reject the corresponding container of whole blood.

We have validated and tested our processes for removal of potential pathogens in our raw material. Potential pathogens include bacteria, viruses such as those leading to hepatitis and AIDS, and the transmissible spongiform encephalopathies that cause rare neurological disorders such as “mad cow disease” and its human equivalent. The validation of a process means that we have tested and documented that it performs adequately. Health and regulatory authorities have given guidance directed at three factors to control these diseases: source of animals, nature of tissue used and manufacturing process. We comply with, and believe we exceed, all current guidelines regarding such risks for human pharmaceutical products. In addition, the European Directorate for the Quality of Medicines (EDQM) granted a “Certification of Suitability of Monographs of the European Pharmacopoeia” for our veterinary product, Oxyglobin, in 2001 and for Hemopure in fiscal 2003. In August 2005, the European Directorate issued updated certificates for both products. This certification is required for all human and veterinary medicinal products that are manufactured from ruminant materials and marketed in the European Union, and it represents the Council of Europe’s official acknowledgment of the acceptability of Oxyglobin and Hemopure with regard to transmissible spongiform encephalopathy agents.

Manufacturing Processes

Manufacture of Hemopure and Oxyglobin occurs in four major steps: 1) hemoglobin separation, 2) hemoglobin purification, 3) polymerization/size selection, and 4) sterile filling into bags. Bovine blood that has been collected in an aseptic fashion is processed to first remove plasma and then remove at high concentration the hemoglobin protein from red blood cells. The hemoglobin is then purified of other red cell proteins by anion exchange chromatography. The purified hemoglobin is then stabilized by the addition of a cross-linking agent to form hemoglobin polymers. For Hemopure there is an additional sizing step to remove the smaller hemoglobin molecules. For both Hemopure and Oxyglobin the polymers are then placed in a solution suitable for infusion. The product is then filled through sterilizing filters into sterile product bags.

Marketing

Hemopure

We expect to initially market Hemopure to hospitals. We recognize that it is crucial to establish a core understanding among opinion leaders that Hemopure fills an important medical need and that systematic development of opinion leader support is necessary. We expect to use publications and educational forums, such as seminars and presentations at meetings of medical specialists. Following marketing approval in South Africa, we trained approximately 400 doctors and nurses there in the use of the product. We also made 2,000 units available for use in South Africa without charge. We engaged a distributor in South Africa in 2000 but terminated the distribution agreement in 2003. In February 2005, we acquired the right to the product license and the right to distribute the product in South Africa, thereby resolving a long delay in our ability to market the product.

In November 2005, we appointed a sales agent for Hemopure in South Africa. The agent, Abazali Bio Ventures (Pty) Ltd., is a new company formed to sell biotechnology products in the region. The chief executive of Abazali Bio Ventures is the former general manager of a large, multi-national American pharmaceutical company in South Africa. We have a small staff in South Africa. Sales representatives from Abazali Bio Ventures are currently being trained to start calling on medical providers. In January 2006, we shipped product to South Africa to support the start of sales and marketing activities for Hemopure in that country.

If Hemopure is approved for marketing elsewhere, we will explore various means of selling. Among other options, we may seek to enter into licensing or co-marketing agreements for parts or all of the world. Alternatively, we could engage “contract” sales organizations, contract pharmaceutical companies that supply sales services or recruit and train our own marketing and sales force.

Oxyglobin

We estimate that there are at least 15,000 small animal veterinary practices in the United States, another 4,000 mixed animal practices treating small and large animals in the United States and approximately 22,000 small animal practices in Europe. We believe that the average veterinary practice treats only a small percentage of canine anemia cases with red blood cell transfusion. The remaining animals receive either cage rest or treatment such as fluid administration, iron supplements, nutritional supplements or inspired oxygen.

We sell Oxyglobin direct to veterinarians in the United States. To carry out our decision to curtail Oxyglobin sales and selling expenses in fiscal 2004, we terminated all of the U.S. distribution arrangements we had in place for Oxyglobin and are selling directly to a limited number of customers. Foreign revenues, consisting of revenues from our distributor in the United Kingdom, were $277,000 in fiscal 2005.

Competition

We expect Hemopure to compete with traditional therapies and with other oxygen delivery pharmaceuticals. Comparisons with traditional therapies, including red blood cell transfusions, are described under “— Scientific Overview,” “— Biopure’s Oxygenation Technology” and “— Biopure’s Products.” In addition, cost may be a competitive factor in traditional therapies.

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

We expect the competitive factors for our oxygen therapeutics to be efficacy, safety, ease of use and cost. We believe that we have significant advantages as compared to our competitors’ pharmaceuticals, including:

•	patents covering our processes, our products and their uses;

•	long-term room and elevated temperature stability;

•	operational manufacturing facility;

•	marketing approval in South Africa; and

•	FDA and European Commission approvals of Oxyglobin and the facilities that produce it and usage by veterinarians.

Some of our competitors and potential competitors may have greater financial and other resources to develop, manufacture and market their products. Northfield Laboratories Inc. uses hemoglobin extracted from human red blood cells as its raw material. The Northfield product is currently in a pivotal, U.S. Phase 3 clinical trial for an indication in trauma patients. We believe that one privately held company is conducting phase 2 clinical trials of hemoglobin based oxygen carriers in Europe. We believe that our use of bovine red blood cells is an advantage over products made from outdated donated human red blood cells because of the availability, abundance, ability to control source, cost and relative safety of bovine red blood cells. However, the use of cattle derived blood products may encounter resistance from physicians and patients. Among other things, public perceptions about the risk of “mad cow disease” may affect market acceptance of Hemopure. We are aware of another company that reportedly is developing a blood substitute product from bovine blood. We also believe that some competitors may find it difficult to make or offer a hemoglobin-based oxygen carrier product having the product characteristics of Hemopure without infringing on one or more of our patents.

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

Intellectual Property

Patents, trademarks, trade secrets, technological know-how and other proprietary rights are important to our business. We actively seek patent protection both in the United States and abroad. We filed our initial patent in 1986 in the United States. Five U.S. patents have been issued from this filing. These patents describe and claim ultra-pure semi-synthetic blood substitutes and methods for their preparation.

In total, we have 23 U.S. patents granted and 7 applications pending relating to our oxygen therapeutics. Our granted U.S. patents include:

•	three patents covering an ultra-purification process for hemoglobin solutions, regardless of the source of hemoglobin, two of which expire in 2006 and one of which expires in 2014; two patents covering the ultra-pure oxygen therapeutic solutions produced by this process expiring in 2009; one patent covering the chromatography purification of the hemoglobin solution, expiring in 2015; and two patents expiring in 2021 that covers the use of defibrinated bovine blood;

•	three patents regarding compositions having improved stability, of which two expire in 2015 and the third expires in 2016, and one patent covering processes for producing these compositions which expires in 2016;

•	four patents, all of which expire in 2015, covering improvements in preservation of such hemoglobin solutions;

•	two patents, which expire in 2015 and 2016, covering improved methods for separating polymerized from unpolymerized hemoglobin;

•	two patents, which expire in 2015, covering methods of oxygenating tissue affected by inadequate red blood cell flow;

•	one patent, which expires in 2023, covering a method for improving oxygen transport by stored red blood cells;

•	one patent, which expires in 2016, covering the removal of pathogens, if present, from Biopure’s source material;

•	one patent, which expires in 2010, covering a sample valve for sterile processing.

Employees

As of December 31, 2005, we employed 67 persons.

Government Regulation

New Drug or Biologic Approval for Human Use

Governmental authorities in the United States and other countries extensively regulate the testing, manufacturing, labeling, advertising, promotion, export and marketing, among other things, of our oxygen therapeutic products. Any oxygen therapeutic product administered to human patients is regulated as a drug or a biologic drug and requires regulatory approval before it may be commercialized.

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

Clinical trials involve the administration of investigational products to healthy volunteers or patients under the supervision of a principal investigator consistent with an informed consent. The RESUS trial would require an exception from informed consent and include a community consultation and disclosure program contemplated under federal regulations 21 CFR 50.24-25. An independent institutional review board, or IRB, or ethics committee must review and approve each clinical trial at each institution at which the study will be conducted. The IRB or ethics committee will consider, among other things, ethical factors, the safety of human subjects and the possible liability of the institution.

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

The results of the preclinical studies and clinical trials, together with detailed information on the manufacture and composition of the product, are submitted to the FDA in the application requesting approval to market the product. Before approving a biologic license application, the FDA will inspect the facilities at which the product is manufactured and will not approve the product unless the manufacturing facility is in compliance with current good manufacturing practices. The FDA may delay or deny approval of a biologic license application if applicable regulatory criteria are not satisfied or may require additional testing or information, and/or require postmarketing testing and surveillance to monitor safety, purity or potency of a product. It also generally limits the indicated uses for which an approval is given.

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

Pervasive and Continuing Regulation

Any product approvals that are granted remain subject to continual FDA review, and newly discovered or developed safety or efficacy data may result in withdrawal of products from the market. Moreover, if and when FDA approval is obtained, the manufacture and marketing of Hemopure would remain subject to extensive regulatory requirements administered by the FDA and other regulatory bodies, including continuing compliance with current good manufacturing practices, adverse event reporting requirements and the FDA’s general prohibitions against promoting products for unapproved or “off-label” uses. We would be subject to inspection and market surveillance by the FDA for compliance with these requirements. Failure to comply with the requirements can, among other things, result in warning letters, product seizures, recalls, fines, injunctions, suspensions or withdrawals of regulatory approvals, operating restrictions and criminal prosecutions.

We are also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and hazardous substance disposal.

Foreign Regulation

We are subject to a variety of regulations governing clinical trials and sales of our products outside the United States, including in South Africa. Prior to the commencement of product marketing in a country, we must obtain approval of our products by the comparable non-U.S. regulatory authorities whether or not we have obtained FDA approval. The approval process varies from country to country and the time needed to secure approval may be longer or shorter than that required for FDA approval. These applications require the completion of extensive preclinical and clinical studies and manufacturing and controls information.

Reimbursement

Our ability to commercialize our human product successfully will depend in significant part on the extent to which reimbursement of the cost of such product and related treatment will be available from government health administration authorities, private health insurers and other organizations. Third-party payors are increasingly challenging the prices of medical products and services. Significant uncertainty exists as to the reimbursement status of newly approved health care products, and there can be no assurance that adequate third-party coverage will be available to enable us to maintain price levels sufficient for us to become profitable. The public and the federal government have recently focused significant attention on reforming the health care system in the United States. A number of health care reform measures have been suggested, including price controls on therapeutics. Public discussion of such measures is likely to continue, and concerns about the potential effects of different possible proposals have been reflected in the volatility of the stock prices of companies in the health care and related industries.

Item 1A.	Risk Factors

Our future operating results could differ materially from the results described in this report due to the risks and uncertainties related to our business, including those discussed below. Furthermore, these factors represent risks and uncertainties that could cause actual results to differ materially from those implied by forward-looking statements. We refer you to our “Cautionary Statement Regarding Forward-Looking Information,” at the beginning of this report, which identifies the forward-looking statements in this report. These risks and uncertainties are not the only ones we face. Others that we do not know about now, or that we do not now think are important, may impair our business or the trading price of our securities.

Company Risks

We have a history of losses and expect future losses.

We have had annual losses from operations since our inception in 1984. In the fiscal years ended October 31, 2003, 2004 and 2005, we had losses from operations of $47,312,000, $41,832,000 and $29,143,000. We had an accumulated deficit of $499,009,000 as of October 31, 2005. We anticipate that we will continue to generate losses for the next several years. Even if Hemopure were to be approved by the FDA or analogous European regulatory authorities, we might not be able to achieve profitable operations.

We require significant funding in order to continue to operate.

We expect that our cash on hand at October 31, 2005 together with funds raised in December 2005 and January 2006 will fund operations through August 2006. Sufficient funds may not be available to us thereafter or on terms that we deem acceptable, if they are available at all. Our auditors have modified their report for our fiscal year ended

October 31, 2005 with respect to our ability to continue as a going concern. This modification may negatively impact our capital raising efforts.

We are required under the Nasdaq Stock Market’s Marketplace Rules to obtain stockholder approval for any issuance of additional equity securities that would comprise more than 20 percent of our total shares of common stock outstanding before the issuance of the securities at a discount to the greater of book or market value in an offering that is not deemed to be a “public offering” by Nasdaq. Funding of our operations in the future may require stockholder approval for purposes of complying with the Nasdaq Marketplace Rules. We cannot assure you that we will not require such approval to raise additional funds or that we would be successful in obtaining any such required stockholder approval.

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

Our auditors have modified their report for our fiscal year ended October 31, 2005 with respect to our ability to continue as a going concern. This modification may negatively impact our capital raising efforts.

Our funds on hand, amounts raised subsequent to year-end and forecasted sales for fiscal 2006 at October 31, 2005 are not sufficient to fund our planned operations through the first quarter of fiscal 2007 and, as a result, the audit report of Ernst & Young LLP, our independent auditor, on our fiscal 2005 consolidated financial statements includes a going concern modification. This type of modification typically would indicate that our recurring losses from operations and current lack of sufficient funds to sustain operations through the end of fiscal 2006 raise substantial doubt about our ability to continue as a going concern.

To remain a going concern we require significant funding. We believe that our cash and cash equivalents on hand of approximately $10.5 million as of October 31, 2005, together with our other current assets as of October 31, 2005 and the proceeds from offering of securities in December 2005 and January 2006, are sufficient to fund our operations through August 2006. The inclusion of a going concern modification in Ernst & Young LLP’s audit opinion may materially and adversely affect our stock price and our ability to raise new capital.

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

We will not be able to market Hemopure in the United States unless and until we receive FDA approval. In pursuing both the ischemia and trauma indications for Hemopure, as a prerequisite to further clinical trials for Hemopure in the United States, we must address the FDA’s safety and other relevant questions arising out of our previously-submitted BLA for an orthopedic surgery indication. Addressing these questions requires considerable data gathering and analysis. We must rely on contractors to complete some of the work. We have been delayed, and could be further delayed, in responding either by the contractors’ failure or inability to timely complete their tasks, or by other unanticipated delays or difficulties and lack of resources. The FDA may find that responses we may give do not adequately address its questions and that the results of preclinical animal studies the FDA has asked for do not adequately address its concerns. In turn, we would be indefinitely unable to pursue development of Hemopure in the United States, a very large, key market.

Moreover, even if we adequately address the FDA’s questions, we will need to obtain FDA acceptance of the protocols for, and to complete, human clinical trials to obtain FDA approval for Hemopure for ischemia and trauma indications. We cannot predict when or whether we will submit an IND for an ischemia indication. Consequently, we do not know whether or when we will be able to commence a U.S. clinical trial of Hemopure for an ischemia indication, or that we will be able to conduct or satisfactorily conclude additional clinical trials required to obtain FDA marketing authorization for this indication. In the case of the trauma indication, the NMRC has primary responsibility for designing and seeking FDA acceptance of a two-stage Phase 2/3 clinical protocol for trauma in the out-of-hospital setting and is expected to be principally responsible for conducting the trial. The NMRC has filed an IND, and the FDA has put the proposed trauma protocol on clinical hold. If the FDA ultimately grants acceptance and the trial is commenced and concluded, the results of the trial may not lead to authorization for marketing Hemopure for the proposed trauma indication.

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

We cannot sell Hemopure for any indication unless we receive regulatory approval for that indication. Regulatory authorities generally require a separate marketing approval for each proposed indication for the use of Hemopure in the United States. In order to market Hemopure for more than one indication, we will have to design additional clinical trials, submit the trial designs to applicable regulatory authorities for review and complete those trials successfully. If any applicable regulatory authority approves Hemopure for an indication, it may require a label cautioning against Hemopure’s use for indications for which it has not been approved. We may not have funds available to try to exploit Hemopure for all of its potential indications. Our potential revenues will be impaired by limitations on Hemopure’s use.

The Securities and Exchange Commission has filed a civil injunctive proceeding against us, two of our former officers and one of our current officers. We and several of our former and current officers and directors are subject to consolidated class action lawsuits, and we and several of our former and current directors and officers are subject to consolidated derivative actions.

As discussed in detail above, in September 2005, the SEC filed a civil proceeding against us, two former officers, and one current officer, following an investigation that began in 2003. The SEC is seeking a permanent injunction restraining and enjoining the defendants from violating or aiding and abetting violations of Federal securities laws, a civil monetary penalty from each of the defendants, and an order barring the former and current officer defendants from serving as officers or directors of any publicly-traded company. Following our first announcement of the SEC investigation, a number of lawsuits were filed against us and several of our former and current directors and officers.

We can provide no assurance as to the outcome of any of these proceedings. Members of our board of directors and management may spend considerable time and effort defending against any class action lawsuits, the action brought by the SEC and derivative actions. This expenditure of time and effort may adversely affect our business, results of operations and financial condition. We may incur substantial costs in connection with these proceedings, lawsuits and derivative actions, including significant legal expenses, fines, judgments or settlements that exceed the amount of, or are not covered by, our insurance policies. In addition, the uncertainty about the possible effect of these matters on our financial position and results of operations may adversely affect our stock price and our ability to raise capital.

The litigation matters described under “Item 3. Legal Proceedings”, and any other litigation matters with which we become involved, may harm our business and financial condition if they result in substantial fines, judgments or settlements that exceed the amount of coverage under our insurance policies, or if such fines, judgments or settlements are not covered by our insurance policies.

Our director and officer liability insurance policies provide limited liability protection relating to the SEC action, the securities class actions and derivative lawsuits against us and certain of our current and former officers and directors. If these policies do not adequately cover expenses and liabilities relating to these proceedings, our financial condition could be materially harmed. The lawsuits may make renewal of our director and officer liability insurance in July 2006 or thereafter expensive or unavailable. Increased premiums could materially harm our financial results in future periods. The inability to obtain this coverage due to its unavailability or prohibitively expensive premiums would make it more difficult to retain and attract officers and directors and expose us to potentially self-funding any future liabilities ordinarily mitigated by director and officer liability insurance.

The U.S. Department of Labor is currently investigating our medical plan and 401(k) plan (capital accumulation plan). We are providing plan documents and other information to the Department in response to the Department’s requests, which appear at this time to be routine.

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

If we cannot obtain market acceptance of Hemopure, we will not be able to generate adequate, profitable sales.

Even if we succeed in obtaining marketing approval for Hemopure, a number of factors may affect future sales of our product. These factors include:

•	whether and how quickly physicians accept Hemopure as a cost-effective and therapeutic alternative to other products; and

•	whether medical care providers or the public accept the use of a bovine-derived protein as a therapeutic in ischemia or any other indication particularly in light of public perceptions in the United States, Europe and elsewhere about the risk of “mad cow disease.”

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

We have made a substantial investment in a planned manufacturing facility. If we cannot finance such a facility, we will be required to write off that investment, and our financial condition will be impaired.

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

The testing and marketing of medical products, even after regulatory approval, have an inherent risk of product liability. We maintain limited product liability insurance coverage in the total amount of $20,000,000. However, our profitability will be adversely affected by a successful product liability claim in excess of our insurance coverage.

We cannot guarantee that product liability insurance will be available in the future or be available on reasonable terms.

Replacing our sole source suppliers for key materials could result in unexpected delays and expenses.

We obtain some key materials, including membranes and chemicals, and services from sole source suppliers. All of these materials are commercially available elsewhere. If such materials or services were no longer available at a reasonable cost from our existing suppliers, we would need to purchase substitute materials from new suppliers. If we need to locate a new supplier, the substitute or replacement materials or facilities will need to be tested for equivalency. Such equivalency tests could significantly delay development of a product, delay or limit commercial sales of approved products, if any, and cause us to incur additional expense.

We obtain bovine hemoglobin from one abattoir and from herds that are located in one state of the United States. We cannot predict the future effect, if any, on us of the discovery of “mad cow” disease in the United States. Any quarantine affecting herds that supply us or a shutdown of the abattoir we source from could have a material adverse effect on us, as we would have to find, validate and obtain regulatory approval of new sources of supply or new facilities.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report of management on a company’s internal controls over financial reporting in their annual reports on Form 10-K that contains an assessment by management of the effectiveness of the company’s internal controls over financial reporting. In addition, the public accounting firm auditing a company’s financial statements must attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting. This requirement applies to this annual report on Form 10-K for our fiscal year ending October 31, 2005, for which our independent registered accounting firm has provided an unqualified report. If our independent registered public accounting firm does not provide us with an unqualified report as to the effectiveness of our internal controls over financial reporting for future year-ends, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our securities.

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

The biotechnology and pharmaceutical industries are highly competitive. There are a number of companies, universities and research organizations actively engaged in research and development of products that may be similar to, or alternatives to, Hemopure for trauma or ischemia indications. We are aware that at least one public company competitor, Northfield Laboratories Inc., is in the advanced stages of developing a hemoglobin-based oxygen carrier produced from human blood that has passed its expiration date for human transfusion. Northfield’s product is in a Phase 3 clinical trial for a trauma indication. We are also aware that other companies are conducting preclinical studies and clinical trials of hemoglobin-based or perfluorocarbon oxygen carriers. The products being developed by these companies are intended for use in humans and as such could compete, if approved by regulatory authorities, with Hemopure. We may also encounter competition in ischemia indications from medical devices and drugs on the market or currently under development.

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

The FDA and comparable foreign regulatory authorities continue to regulate products even after they receive marketing authorization. If the FDA or comparable foreign regulatory authorities approve Hemopure, its manufacture and marketing will be subject to ongoing regulation, including compliance with current good manufacturing practices, adverse event reporting requirements and general prohibitions against promoting products for unapproved or “off-label” uses. We are also subject to inspection and market surveillance by the FDA and comparable foreign regulatory authorities for compliance with these and other requirements. Any enforcement action resulting from failure, even by inadvertence, to comply with these requirements could affect the manufacture and marketing of Hemopure. In addition, the FDA or comparable foreign regulatory authorities could withdraw a previously approved product from the applicable market(s) upon receipt of newly discovered information. Furthermore, the FDA or comparable foreign regulatory authorities could require us to conduct additional, and potentially expensive, studies in areas outside our approved indications. Also, unanticipated changes in existing regulations or the adoption of new regulations could affect and make more expensive the continued manufacturing and marketing of our products.

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

Investment Risks

We may not continue to qualify for continued listing on the Nasdaq National Market, which may cause the value of your investment in our company to substantially decrease.

We may be unable to meet the listing requirements of the Nasdaq National Market. To maintain our listing on the Nasdaq National Market, we are required, among other things, to maintain a daily closing bid price per share of at least $1.00. On December 19, 2005, we received notice from the Nasdaq Stock Market that the closing bid price of our Class A common stock had fallen below and remained below $1.00 for 30 consecutive business days. As a result, we are out of compliance with the $1.00 minimum bid price requirement for continued inclusion of our Class A common stock in the Nasdaq National Market. Under Nasdaq rules, we have until June 19, 2006 to regain compliance by having the bid price of our Class A common stock close at $1.00 per share or more for at least 10 consecutive business days. If we do not regain compliance by June 19, 2006, our Class A common stock may be delisted from the Nasdaq National Market. Delisting would adversely affect the trading price and limit the liquidity of our Class A common stock and therefore cause the value of an investment in our company to substantially decrease. Alternatively, we may apply to transfer our Class A common stock to the Nasdaq Capital Market, provided we meet all requirements for initial listing on that market except for the bid price requirement. If the application is approved, we would be afforded the remainder of this market’s second 180 calendar day compliance period in order to regain compliance with the $1.00 minimum bid price requirement. If we transfer our securities to the Nasdaq Capital Market and do not demonstrate compliance within the second 180 day compliance period, we will be issued a delisting letter.

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

The trading price of our common stock has been and is likely to continue to be extremely volatile. During the period from November 1, 2002 through December 31, 2005, the trading price of our stock ranged from a low of $0.64 per share (on December 21, 2005) to a high of $54.179 per share (on August 1, 2003). Our stock price and trading volume could be subject to wide fluctuations in response to a variety of factors, including, but not limited to, the following:

•	failure to identify and hire key personnel or the loss of key personnel;

•	an inability to obtain or the perception that we will be unable to obtain adequate financing to fund our operations;

•	FDA action or delays in FDA action on Hemopure or competitors’ products;

•	the outcome of litigation;

•	publicity regarding actual or potential medical results relating to products under development by us or our competitors;

•	actual or potential preclinical or clinical trial results relating to products under development by us or our competitors;

•	delays in our testing and development schedules;

•	events or announcements relating to our relationships with others, including the status of potential transactions with investors, licensees and other parties;

•	announcements of technological innovations or new products by our competitors;

•	developments or disputes concerning patents or proprietary rights;

•	regulatory developments in the United States and foreign countries;

•	economic and other factors, as well as period-to-period fluctuations in our financial results;

•	market conditions for pharmaceutical and biotechnology stocks; and

• additional, future communications from the Nasdaq Stock Market concerning delisting or potential delisting.

External factors may also adversely affect the market price for our common stock. The price and liquidity of our common stock may be significantly affected by the overall trading activity and market factors impacting small capitalization biotechnology stocks generally.

Item 1B.	Unresolved Staff Comments

We have received no written comments from the staff of the Securities and Exchange Commission regarding our periodic or current reports that (1) we believe are material, (2) were issued not less than 180 days before the end of our 2005 fiscal year, and (3) remain unresolved.

Item 2.	Properties

We have manufacturing facilities in Pennsylvania for the collection and separation of blood and in Cambridge, Massachusetts, where processing is completed. In connection with our application for marketing approval for Oxyglobin, and again following our 2002 plant expansion, the FDA inspected these facilities for compliance with good manufacturing practices. The Medicines Control Agency, on behalf of the European Medicines Evaluation Agency, also inspected our facilities prior to granting marketing approval for Oxyglobin.

We manufacture separation materials in a 10,000 square foot plant in New Hampshire. The current annual lease payment for this facility is $61,000. The lease expires on March 31, 2010. We also lease 10,000 square feet of warehouse space in New Hampshire. The current annual lease payment is $51,000. The lease expires on May 31, 2007.

We lease office and research space in Massachusetts. The lease covers 24,000 square feet, and its current annual lease payment is $262,000. This lease expires on December 31, 2007. We have an option to extend this lease for ten five-year periods, or an additional 50 years.

We lease 33,000 square feet of manufacturing space in Massachusetts under four leases. The current annual lease payment for these facilities is $283,000. The leases expire on November 30, 2010. We have an option to extend these leases for three five-year periods, or an additional 15 years, with an exclusive right to negotiate for an additional 25 years. We own 18,000 square feet of manufacturing space in Pennsylvania.

Our current process is designed to be scalable, such that additional capacity can be obtained by adding duplicate equipment and additional utilities including power and water. The Cambridge, Massachusetts manufacturing facilities have the design capacity to produce approximately 75,000 Hemopure units (250 ml/unit) or approximately 263,000 Oxyglobin units (125 ml/unit) or 500,000 of the smaller Oxyglobin bags (60 ml/unit). This capacity can be used for any combination of Oxyglobin and Hemopure units. This facility could produce up to an estimated 100,000 Hemopure units per year upon further validation. The collection and separation processes at the Pennsylvania facility and the separation materials manufacturing at the New Hampshire plant have annual capacities sufficient to supply the Cambridge facility at its maximum potential annual capacity. We have also completed most of the engineering for anticipated future construction of a new manufacturing plant designed to produce 500,000 Hemopure units per year.

To reduce costs, we significantly reduced our manufacturing staff during fiscal 2003 and 2004. Our current staffing level can support the manufacture of up to 3,200 Hemopure units or 12,800 larger Oxyglobin units or 24,000 of the smaller Oxyglobin bags per year or any combination. Manufacturing at this rate is expected to continue until an increase is needed.

We purchased land in South Carolina and completed engineering work sufficient to support the start of construction of a new plant with a designed annual capacity of 500,000 units of Hemopure. We do not know whether or when financing may be completed or construction of a new facility might occur. We believe that the engineering from this plant will be applicable to any future new plants.

Item 3.	Legal Proceedings

  SEC Civil Injunctive Proceeding

On September 14, 2005, the U.S. Securities and Exchange Commission (SEC) filed a civil injunctive proceeding against Biopure, two former officers and one current officer in the U.S. District Court for the District of Massachusetts (the “District Court”). The SEC is seeking a permanent injunction restraining and enjoining the defendants from violating or aiding and abetting violations of federal securities laws, a civil monetary penalty from each of the defendants, and an order barring the former and current officer defendants from serving as officers or directors of any publicly-traded company. The complaint does not specify the amount of the civil monetary penalty sought.

A principal claim by the SEC is that we should have disclosed in April 2003 that the FDA put on hold a proposed clinical trial of Hemopure in trauma patients in the hospital setting. Under FDA regulations, a proposed trial is either placed on hold within 30 days of the filing of the proposed trial or it may proceed as submitted. When the FDA communicated the hold, it asked data questions described as “safety concerns.” Our position is that we were not required to disclose the hold status of the proposed trial in a new indication. We did not disclose the filing of the proposed protocol. It is not uncommon for there to be a dialogue with the FDA over a proposed trial. We did not view the data questions or the proposed trial itself to be material to an investment decision, as opposed to normal back-and-forth between the FDA and clinical trial sponsors. In addition, in-hospital trauma was not planned as an indication for commercial development, and we spent an insignificant amount of resources on the proposed trial.

When the protocol for the in-hospital trauma trial was filed, the FDA designated it as an IND separate from our then-pending biologics license application (BLA) for a proposed orthopedic surgery indication. The FDA questions about data were asked in the context of the in-hospital trauma IND and referred to data that had been submitted in the BLA. We intend to prove that the FDA questions were specific to the in-hospital trauma IND, and the FDA was not addressing the status of the orthopedic surgery BLA in its communications about the IND.

We withdrew the in-hospital trauma IND at issue in the SEC action in November 2003.

A second contention in the SEC suit concerns a separate communication by the FDA with us about the orthopedic surgery BLA. The SEC staff has claimed that, in its view, our disclosures concerning a July 30, 2003 FDA letter about the BLA were too positive in tone.

We differ with the SEC about the allegations in the SEC complaint and are defending the case vigorously. In October, we filed an answer to the SEC complaint. We are pressing to move the case speedily.

Private Class Action and Derivative Litigation

Following our announcement in December 2003 that we were being investigated by the SEC, Biopure, two directors (one a former director), our former Chief Executive Officer, our former Chief Technology Officer and our former Chief Financial Officer were named as defendants in a number of similar, purported class action complaints, filed between December 30, 2003 and January 28, 2004, in the District Court by alleged purchasers of our common stock. Those complaints have since been consolidated in a single action. The consolidated complaint claims that we violated the federal securities laws based on the same allegations pursued by the SEC. The complaint does not specify the amount of alleged damages plaintiffs seek to recover. The complaint sets forth a class period of March 2003 through December 24, 2003. The defendants believe that the complaint is without merit and intend to defend the actions vigorously. At this time, we cannot estimate what impact these cases may have on its financial position or results of operations. Recently, the plaintiffs filed a motion to amend again to copy the SEC’s civil injunctive complaint.

The seven members of our Board of Directors during the period March through December 2003 and certain officers during that period were named as defendants in two stockholder derivative actions filed on January 26, 2004 and January 29, 2004 in the same District Court. A consolidated, amended complaint has been filed and a request to amend again to copy the SEC’s civil injunctive complaint has also been filed. Biopure is named as a defendant, even though in a derivative action any award is for the benefit of the company, not individual stockholders. The consolidated, amended complaint alleges that the individual directors and an officer breached fiduciary duties in connection with the same disclosures referenced in the purported securities class action. The complaint does not specify the amount of the alleged damages plaintiffs seek to recover. A different stockholder also made demand on our directors on June 30, 2004 that they pursue similar claims on behalf of Biopure, and a similar derivative case was filed in the Trial Court of Massachusetts, Middlesex County, on September 25, 2005. At this time, we cannot estimate what impact, if any, these cases may have on our financial position or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

Executive Officers of the Registrant

The executive officers of Biopure are as follows:

Name	Title

Zafiris G. Zafirelis	Chairman of the Board, President and Chief Executive Officer
Francis H. Murphy	Chief Financial Officer
Jane Kober	Senior Vice President, General Counsel and Secretary
Geoffrey J. Filbey	Vice President, Engineering
Barry L. Scott	Vice President, Business Development

Zafiris G. Zafirelis, 60, has been President, Chief Executive Officer and a director of Biopure since June 2004. In January 2006 he was appointed Chairman of the Board. From 2002 to 2004, he was Chief Executive Officer and a director of MedQuest Products, a developer of implantable ventricular assist devices. From 1996 until 2002, he was Chief Executive Officer of Cardiac Assist, Inc., where he also served as a director beginning in 2000. He holds a graduate diploma in chemistry from the University of Rhodesia and an M.B.A. from the University of Southern California.

Jane Kober, 62, has been Senior Vice President, General Counsel and Secretary of Biopure since 1998. From June 1989 to April 1998, she was a partner in LeBoeuf, Lamb, Greene & MacRae, L.L.P. Ms. Kober holds a J.D. degree from Case Western Reserve University, an M.A. degree from the University of Chicago and a B.A. in English from the Pennsylvania State University. She serves as a director of HTV Industries, Inc.

Francis H. Murphy, 67, was Chief Financial Officer of Biopure from 1999 until February 2003, when he became Senior Vice President, Engineering and Process Technology. In February 2004 he became interim CEO of Biopure, and in June 2004, he again became Chief Financial Officer. Before joining Biopure, Mr. Murphy had been International Vice President and business manager for Japan, Latin America and Asia Pacific for the Corning Science Product Division of Corning Incorporated. He holds an M.B.A. degree from Boston University and a B.S. degree in industrial engineering and a B.A. degree from Rutgers University.

Geoffrey J. Filbey, 62, joined Biopure in 1985 and has served as Vice President, Engineering since 1995. Mr. Filbey previously worked at Stone & Webster Engineering Corporation for 14 years as a project manager and process engineer. He holds a B.Sc. degree in engineering from the City University in London, England.

Barry L. Scott, 56, has been Vice President, Business Development since June 2002. From 1998 until 2002; Mr. Scott worked for Bristol-Myers Squibb Company, most recently as Vice President, International Business Development, Europe. From 1996 until 1998 he was the general manager of Bristol-Myers Squibb, Ltd., South Africa. Mr. Scott holds the Diploma in Education from the University of Rhodesia and the Diploma in Marketing Management from the Institute of Marketing Management, South Africa.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information.  Our Class A Common Stock is traded on The Nasdaq Stock Market under the trading symbol “BPUR.” There is no established public trading market for the Class B Common Stock.

The following table sets forth the high and low sales prices for the Class A Common Stock for each of the quarters in the two years ended October 31, 2005, as reported by The Nasdaq Stock Market.

	High	Low

Year Ended October 31, 2004
First Quarter	$22.51	$10.68
Second Quarter	$13.50	$7.38
Third Quarter	$6.42	$3.18
Fourth Quarter	$6.96	$1.92
Year Ended October 31, 2005
First Quarter	$4.62	$1.62
Second Quarter	$3.36	$1.82
Third Quarter	$2.22	$1.21
Fourth Quarter	$1.91	$0.71

Holders.  As of December 31, 2005, there were 868 holders of record of the Class A Common Stock. We issued all 117.7 shares of Class B Common Stock outstanding to one holder. Transfers of Class B Common Stock are restricted and as of December 31, 2005, we are not aware of any shares of Class B Common Stock having been transferred by such holder to any other person.

Dividends and Repurchases.  We did not pay dividends on its Class A Common Stock during the two fiscal years ended October 31, 2005 and do not plan to pay dividends on its Class A Common Stock in the foreseeable future. The Class B Common Stock is not entitled to dividends. We did not repurchase any of our equity during the fourth quarter of fiscal 2005.

Securities Authorized Under Equity Compensation Plans.

	Number of Securities to	Weighted Average
	Be Issued Upon Exercise	Exercise Price of	Number of Securities
	of Outstanding Options,	Outstanding Options,	Remaining Available
Plan Category	Warrants and Rights	Warrants and Rights	For Future issuance

Equity compensation plans approved by security holders	2,582,329	$12.74	2,151,299
Equity compensation plans not approved by security holders	—	—	—

Total	2,582,329	$12.74	2,151,299

Item 6.	Selected Financial Data

Set forth below is selected financial data for the five years ended October 31, 2005.

	Fiscal Year Ended October 31,
	2005	2004	2003	2002	2001
	(In thousands, except per share data)

Statements of Operations Data:
Total revenues	$2,110	$3,750	$4,019	$1,989	$3,489
Cost of revenues	13,307	18,776	20,905	7,491	3,850

Gross loss	(11,197)	(15,026)	(16,886)	(5,502)	(361)
Operating expenses:
Research and development	5,322	9,746	10,504	25,982	34,609
Sales and marketing	530	2,253	6,447	2,938	2,622
General and administrative	12,094	14,807	13,475	12,235	15,365

Total operating expenses	17,946	26,806	30,426	41,155	52,596

Loss from operations	(29,143)	(41,832)	(47,312)	(46,657)	(52,957)
Total other income, net	472	167	270	874	3,538

Net loss	(28,671)	(41,665)	(47,042)	(45,783)	(49,419)
Basic and diluted net loss per common share	$(1.28)	$(4.99)	$(7.64)	$(9.96)	$(11.83)
Weighted-average common shares outstanding	22,382	8,350	6,159	4,597	4,178

	At October 31,
	2005	2004	2003	2002	2001
	(In thousands)

Balance Sheet Data:
Cash and cash equivalents	$10,542	$6,448	$26,862	$19,710	$36,089
Total current assets	15,575	12,666	37,842	28,536	42,249
Working capital	11,523	8,554	30,583	22,347	35,952
Net property and equipment	26,000	31,400	36,861	38,769	30,162
Total assets	42,435	45,126	85,625	78,277	84,187
Long-term debt (including current portion)	—	—	9,847	9,847	5,205
Total stockholders’ equity	37,134	39,716	68,377	62,057	70,893

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements and Risk Factors

The following discussion of our financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and the related Notes included elsewhere in this report and with the information contained elsewhere in this report under the captions “Cautionary Statement Regarding Forward Looking Information” and “Risk Factors.”

Overview

As described in Note 14 to the consolidated financial statements, we have raised approximately $9.1 million, after expenses, from the sale of common stock and warrants since the end of fiscal 2005. We believe that these funds, together with our cash on hand at October 31, 2005, will be sufficient to fund operations through August 2006. Because our funds on hand and forecasted sales for fiscal 2006 are expected to be insufficient to fund our operations into fiscal 2007, the audit report of Ernst & Young LLP, our independent registered public accounting firm, on our fiscal 2005 financial statements includes a going concern modification, which states that our recurring losses from operations and the current lack of sufficient funds to sustain its operations through the third quarter of fiscal 2006 raise substantial doubt about our ability to continue as a going concern.

We will require significant additional capital to fund our operations until such time, if ever, as we become profitable. We intend to seek additional capital through public or private sales of equity securities and, if appropriate, consider corporate collaborations for sharing development and commercialization costs. We also plan to continue to aggressively manage expenses. Since September 2003, we have reduced our workforce by more than two-thirds, from 246 employees at September 30, 2003 to 65 employees at October 31, 2005, and have significantly decreased marketing and manufacturing-related expenditures and deferred capital expenditures.

We expect that our operating activities and expenditures for fiscal 2006 will be associated primarily with developing Hemopure for an ischemia indication and for a trauma indication. We expect to continue to work to stabilize and enhance our financial position by raising additional capital.

A number of factors pose uncertainties in estimating the amount of funds we may need to sustain operations, including:

•	The process of obtaining FDA marketing approval of Hemopure has risks of delays that make the ultimate development cost unpredictable. We are hopeful that we can respond to the issues the FDA has raised to date regarding our previously filed BLA for Hemopure for an orthopedic surgery indication and relevant to ischemia indications and for use in trauma patients. In Europe, a 45-patient Phase 2 clinical trial, assessing the safety of Hemopure in patients undergoing coronary angioplasty, has completed enrollment. In South Africa, a 50-patient Phase 2 clinical trial, assessing the safety and tolerability of Hemopure in a hospital setting for emergency treatment of unstable patients who have significant blood loss as a result of blunt or penetrating trauma, has enrolled 21 patients.

•	We anticipate that our first sales of Hemopure in South Africa might occur soon, but do not know the amount, if any, of revenue to expect from those sales. We do not expect those sales to be financially significant.

•	As described in Note 13 to the financial statements, we are a defendant in several litigation matters. The outcomes and financial effects of these matters cannot be determined at this time, nor can any adverse effect they may have on the price of our common stock and our ability to raise capital from sales of equity or otherwise.

Critical Accounting Policies

Our significant accounting policies are described in the Notes to the accompanying consolidated financial statements. The application of our critical accounting policies is particularly important to the portrayal of our financial position and results of operations. These critical accounting policies require us to make subjective judgments in determining estimates about the effect of matters that are inherently uncertain. The following critical accounting policies meet these characteristics and are considered most significant:

Inventories

Inventories are stated at the lower of cost (determined using the first-in, first-out method) or market. Inventories consist of raw material, work-in-process and Hemopure and Oxyglobin finished goods. Both Oxyglobin and Hemopure have a shelf life of 3 years from the date of manufacture (Hemopure’s approved shelf life in South Africa is 2 years). Inventories are reviewed periodically to identify expired units and units with a remaining life too short to be commercially viable or usable in clinical trials based on projected and historical clinical and sales activity. Inventories are also subject to internal quality compliance investigations. Reserves are established for inventory that falls into these categories. The inventory of Hemopure finished goods represents the units we expect to sell in South Africa or use in reimbursable pre-clinical and clinical studies. We have been and expect we will continue to be reimbursed for the cost of units to be used in a proposed trauma trial to be conducted by or on behalf of the United States Naval Medical Research Center (NMRC). Any units to be consumed by us in our own pre-clinical or clinical trials will be expensed. If we experience continued delays in sales in South Africa or in the use of Hemopure by the NMRC, we may have to reserve for additional units.

Long-Lived Assets

Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Live Assets,” requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Our investments in property and equipment, such as construction in progress and new facility construction; real property license rights related to the source, supply and initial processing of our major raw material; and the asset related to the expenditures for a planned manufacturing facility in South Carolina are the principal long-lived assets that could be subject to such a review.

Pursuant to SFAS 144, during the fourth quarter of fiscal 2005, we assessed our long-lived assets for potential impairment, with a particular emphasis on the capitalized costs related to a planned South Carolina manufacturing facility and related manufacturing equipment. As part of the review, we considered our lack of financing for this facility to date, the potential timing of construction activities, the extent to which the asset is site specific, and our ongoing plan to ultimately build a new facility in South Carolina. During the fourth quarter of fiscal 2005, we revised the projected start date of the Navy’s proposed RESUS clinical trial of Hemopure due to the clinical hold the FDA has placed on this trial. This revision delays the expected need for expanded production facilities. As a result, we determined that impairment existed on some manufacturing equipment located in our Cambridge, Massachusetts facility. Accordingly, we recorded an impairment charge in fiscal 2005 which is explained in Note 3 to the accompanying financial statements. Regarding the planned South Carolina facility, while delays in obtaining financing for this facility and delays in obtaining FDA approval for Hemopure are significant and therefore indicators of potential impairment, the sales resulting from an approval of Hemopure in a cardiac ischemia indication, if obtained, would, in our view, ultimately exceed our current manufacturing capability. Based upon SFAS 144, using an estimated undiscounted cash flow of the proposed facility, we believe that, if we obtain FDA approval of Hemopure for a cardiac ischemia indication, our plan for the South Carolina manufacturing facility would still be viable, we should be able to finance the proposed facility in the future on commercially reasonable terms and we should be able to generate sufficient positive future cash flows to recover our investment in the facility. Therefore, we have determined that no impairment exists on the facility at October 31, 2005. However, should there be a change in circumstances with respect to the South Carolina manufacturing facility or other long-lived assets, such changes may result in our recording significant impairment charges in the future.

Revenue Recognition

We recognize revenue from sales of Oxyglobin in accordance with Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” whereby sales are recorded upon shipment, provided that there is evidence of a final arrangement, there are no uncertainties surrounding acceptance, title has passed, collectibility is probable and the price is fixed or determinable. We sell Oxyglobin directly to veterinarians in the United States. We sell Oxyglobin to a distributor in the United Kingdom that sells the product in selected European countries through local veterinary distributors in Germany, France and the UK. Collectibility is reasonably assured once pricing arrangements are established, as these agreements establish the distributor’s intent to pay. Our customers do not have a right to return product. We monitor creditworthiness on a regular basis and believe collectibility of product revenues is reasonably assured at the time of sale. We recognize expenses to be reimbursed by the U.S. military as incurred and gross versus net in accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-19, “Reporting Revenue as a Principal Versus Net as an Agent.” Amounts received for future inventory purchases, recorded as deferred revenue, will be recognized upon shipment. Although Hemopure is approved for commercial sale in South Africa for the treatment of acutely anemic surgery patients, the product has not yet been sold. Revenues from Hemopure sold for clinical use in South Africa will be recognized when sold, in accordance with SAB 104 described above.

Research and Development

Since our founding in 1984, we have been primarily a research and development company focused on developing Hemopure, our oxygen therapeutic for human use, and obtaining regulatory approval in the United States. Our research and development expenses have been devoted to basic research, product development, process development, preclinical studies, clinical trials, and preparing and filing a biologic license application for Hemopure with the FDA. In addition, our development expenses historically included the design, construction, validation and maintenance of a large-scale pilot manufacturing plant in Cambridge, Massachusetts. The Cambridge plant was completed in 1995, expanded in 1998 and expanded again in 2002.

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

Prior to 1998, production costs for manufactured product for use in preclinical and clinical trials were charged wholly to research and development. As an offshoot of the research and development for Hemopure, Oxyglobin, a similar product, gained approval for veterinary use in 1998. Oxyglobin was then produced for sale in the pilot manufacturing plant that we built and maintained primarily for the development of Hemopure. Because of this marketing approval, costs of production of Oxyglobin for sale and an allocation of manufacturing overhead based on capacity used for Oxyglobin are charged to inventory and to cost of revenues. The remaining costs of the pilot plant continued to be included in research and development expenses through May 2002, following marketing approval of Hemopure in South Africa. Since marketing approval was received, costs of production of Hemopure for sale and an allocation of manufacturing overhead based on capacity used for Hemopure have been charged to inventory and to cost of revenues.

Results of Operations

As we generate net losses, the key drivers of the losses are cost of revenues, research and development and other expenses consisting of sales and marketing and general and administrative. Inflation and changing prices have not had a significant impact on our revenues or loss from operations in the three years ended October 31, 2005. For fiscal 2005, 2004 and 2003, these items were as follows:

	2005		2004		2003
		Percent of		Percent of		Percent of
	Amount	Total Costs	Amount	Total Costs	Amount	Total Costs

Revenues
Product Revenues	$1,163	—	$2,392	—	$4,019	—
Research and Development Revenue	947	—	1,358	—	—	—

	2,110		3,750		4,019
Cost of Revenues
Oxyglobin	2,784	9%	4,327	9%	6,898	14%
Hemopure	10,523	34%	14,449	32%	14,007	27%

Total Cost of Revenues	13,307	43%	18,776	41%	20,905	41%
Research and Development	5,322	17%	9,746	21%	10,504	20%
Sales and Marketing
Oxyglobin	25	0%	806	2%	2,652	5%
Hemopure	505	1%	1,447	3%	3,795	8%

Total Sales and Marketing	530	1%	2,253	5%	6,447	13%
General and Administrative	12,094	39%	14,807	33%	13,475	26%

Total Costs	$31,253	100%	$45,582	100%	$51,331	100%

Fiscal Years Ended October 31, 2005 and 2004

Our revenues consisted primarily of sales of Oxyglobin and funds received from the U.S. Army. To reduce losses, we enacted workforce and other cost reductions in October 2003 and in April and June 2004, significantly reduced sales, marketing and manufacturing expenditures, and began limiting Oxyglobin sales in April 2004. As a result, we had substantially lower Oxyglobin sales in fiscal 2005, the first full year following the limitation on Oxyglobin sales, than we had in fiscal 2004.

During fiscal 2005 and 2004, we received $947,000 and $1.4 million, respectively, from past congressional appropriations administered by the U.S. Army to reimburse us for certain trauma development expenses.3 We have recorded these funds as revenue in connection with research and development activities supporting the trauma program.

Cost of revenues includes costs of both Oxyglobin and Hemopure, our product for human use, although Hemopure was not offered for sale during fiscal 2004 or 2005. Hemopure cost of revenues, consisting of the allocation of unabsorbed fixed manufacturing costs, decreased in fiscal 2005 compared to fiscal 2004 primarily due to workforce reductions, lower depreciation expenses, and decreased inventory write-downs in fiscal 2005. These decreases were partially offset by a $1.4 million impairment charge. During the fourth fiscal quarter of 2005, we revised the projected start date of the U.S. Navy’s proposed RESUS clinical trial of Hemopure due to the FDA’s clinical hold placed on this proposed trial. This revision in turn delayed the expected need for expanded production facilities. As a result, we determined that impairment existed on some manufacturing equipment and recorded a one-time, non-cash write-down of $1.4 million on this equipment. There was no comparable impairment charge in fiscal 2004.

Oxyglobin cost of revenues decreased primarily due to lower spending and fewer Oxyglobin units sold in fiscal 2005 as a result of limiting sales. Due to extensive fixed manufacturing costs, we expect that costs to produce Oxyglobin together with selling costs will exceed Oxyglobin revenues until we are able to significantly increase its manufacturing operations by generating substantial sales of Hemopure, our product under development for human use.

Research and development expenses include pre-clinical studies, clinical trials and clinical trial materials. In June 2004, we announced a change in corporate strategy to focus on the development of Hemopure for an ischemia indication, while also supporting our collaborative research and development agreement with the NMRC for a potential use in trauma patients. Prior to that time, our primary focus was on one major project — the final phases of Hemopure development for its use in patients undergoing surgery. A breakdown of our research and development expenses by major activity is as follows:

	2005	2004	2003

BLA Preparation and Support of Review Process	$1,379	$7,937	$9,482
Ischemia Program	1,616	997	240
Trauma Program	1,344	681	226
Trauma Trial (South Africa)	148	130	—
CABG Trial	281	—	—
Other Projects	554	1	556

Total	$5,322	$9,746	$10,504

Orthopedic Surgery/BLA Project

Historically, virtually all of our research and development expenses related to an anticipated orthopedic surgery indication in the United States, for which we submitted a biologic license application to the U.S. FDA in 2002. Research and development expenses continue to include amounts for support of the BLA review process,

3 $5,102,900 is from Grant DAMD17-02-1-0697. The U.S. Army Medical Research Acquisition Activity, 820 Chandler Street, Fort Detrick MD 21702-5014, is the awarding and administering acquisition office.

including responding to FDA inquiries. As described above, our primary clinical development focus is the development of Hemopure for cardiovascular ischemia, and for use in trauma patients. We plan to submit a marketing application in Europe for a potential orthopedic surgery indication based on existing data and new analysis of our completed Phase 3 clinical trials, but we cannot predict whether we ever will realize material cash inflows from an orthopedic surgery indication or any other indication.

Ischemia and Trauma Projects

Both the ischemia and the trauma projects are in early stages (i.e., safety clinical trials and preclinical animal studies). Cumulative ischemia project expenditures of $2.9 million as of October 31, 2005, consist of the costs of preparing and carrying out a Phase 2 clinical trial in Europe. Cumulative trauma expenditures of $2.5 million as of October 31, 2005, consist of preparation costs primarily associated with protocol and study design for the proposed NMRC sponsored out-of-hospital trauma indication.

The costs and dates of completion of additional clinical trials and any further preclinical studies that might be necessary for either an ischemia indication or for use in trauma patients cannot be estimated at this time. The risks and uncertainties associated with the early stage of planning and execution of the ischemia and trauma clinical development programs include, among other things, uncertainties about results that at any time could require us to abandon or greatly modify either project. Accordingly, we cannot estimate the period in which material net cash inflows for either of these two projects might commence, and we do not expect to obtain marketing approval earlier than 2008.

Expenses

The decrease in research and development in fiscal 2005 as compared to fiscal 2004, as shown in the table above, was primarily due to lower consulting expenses of $2.4 million, a $1.2 million reduction in salaries expense and a $681,000 reduction in expenses related to the completion, early in fiscal 2005, of a project associated with the Company’s Food and Drug Administration (FDA) response activities. The $947,000 in Army reimbursements recorded as revenue during fiscal 2005, as explained above, related to research and development activities and preclinical studies. If we have sufficient working capital, we expect research and development expenses to increase in fiscal 2006 as we continue developing ischemia and trauma indications for Hemopure.

Hemopure and Oxyglobin related sales and marketing expenses decreased to $530,000 in 2005 from $2.3 million in 2004, primarily due to the termination of distribution agreements, the elimination of sales personnel and promotional activities for Oxyglobin and the elimination of market research and medical education activities for Hemopure. Hemopure expenses for 2005 primarily consisted of ongoing activities in South Africa. We are currently preparing to market and sell Hemopure in South Africa but do not expect these activities or the resulting revenues to have a significant effect on our results of operations for fiscal 2006. We expect Oxyglobin sales and marketing expenses to be consistent in fiscal 2006 with those in fiscal 2005.

General and administrative expenses were $12.1 million in 2005 compared to $14.8 in 2004. This decrease was mostly due to reductions of $1.6 million in legal expenses, $1.5 million in salaries and other employee-related expenses and $923,000 in non-cash financing fees. Most of the legal costs incurred during fiscal 2005 in connection with the United States Securities and Exchange Commission investigation and litigation and the class-action litigation were paid by our insurer. In fiscal 2004, we paid approximately $830,000 in uninsured fees and expenses for these proceedings. These decreases were partially offset by a one-time, non-cash charge of $824,000 related to a settlement agreement with the former registration holder and distributor for Hemopure in South Africa. They were further partially offset by a $441,000 increase in spending on outside services, primarily related to a Sarbanes-Oxley Section 404 compliance project.

Weighted Average Shares Outstanding

Shares used to calculate basic and diluted net loss per share were the actual weighted average number of common shares outstanding of 22,382,298 shares during 2005 and 8,349,554 shares during 2004. The increase in the number of shares outstanding is largely attributable to the issuance of 10,366,667 shares to investors and to warrant holders exercising a total of 2,067,173 shares during fiscal 2005.

Fiscal Years Ended October 31, 2004 and 2003

Our revenues consisted of sales of Oxyglobin and funds received from the U.S. Army. To reduce losses, we enacted workforce and other cost reductions in October 2003 and in April and June 2004, significantly reduced sales, marketing and manufacturing expenditures, and began limiting Oxyglobin sales. As a result, we expect substantially lower Oxyglobin sales for the foreseeable future than we had in fiscal 2003.

During fiscal 2004, we received $2.54 million from past congressional appropriations administered by the U.S. Army to reimburse us for certain trauma development expenses and to prepay for initial Hemopure units to be used in the NMRC’s planned RESUS Phase 2/3 clinical trial in trauma patients with severe hemorrhagic shock (acute blood loss) in the out-of-hospital setting.4 Of these funds, $1.36 million has been recorded as revenue in connection with research and development activities supporting the trauma program. The remaining $1.18 million has been recorded as deferred revenue and we expect will be recorded as revenue as the Hemopure units are used in the clinical trial in trauma patients.

Cost of revenues includes costs of both Oxyglobin and Hemopure, although Hemopure was not offered for sale during fiscal 2003 or 2004. In May 2002, we started manufacturing Hemopure for future sale and therefore began charging unabsorbed fixed manufacturing costs to cost of revenues or to inventory (Hemopure) rather than to research and development.

Hemopure cost of revenues, consisting of the allocation of unabsorbed fixed manufacturing costs, increased in fiscal 2004 compared to fiscal 2003 primarily due to a $2,200,000 write-down of inventory. Because of uncertainties surrounding the start date of potential Hemopure sales in South Africa, in the fourth quarter we reduced our sales forecast, increased its inventory reserve by $2,200,000 and charged this expense to cost of revenues. Excluding this inventory write-down, Hemopure cost of revenues decreased $1,800,000 for fiscal 2004 compared to fiscal 2003, primarily because of the workforce and other cost reductions.

Oxyglobin cost of revenues decreased primarily due to the decreased number of Oxyglobin units sold in fiscal 2004 as compared to fiscal 2003. Due to extensive fixed manufacturing costs, we expect that costs to produce Oxyglobin together with selling costs will exceed Oxyglobin revenues until we are able to significantly increase our manufacturing operations by generating substantial sales of Hemopure.

Research and development expenses include engineering, pre-clinical studies, clinical trials, clinical trial materials and, through May 2002, an allocation of unabsorbed fixed costs of manufacturing. In the three years ended October 31, 2004, our research and development expenses were primarily for our one major project-the final phases of Hemopure development for use in patients undergoing orthopedic surgery. A breakdown of our research and development expenses by major activity is as follows:

	2004	2003	2002

Phase 3 Orthopedic Surgery Trial	$—	$—	$2,497
Pilot Manufacturing Plant Costs Included in Research and Development	—	—	8,504
BLA Preparation and Support of Review Process	7,937	9,482	14,538
Cardiac Program	997	240	—
Trauma Program	681	226	—
Trauma Trial (South Africa)	130	—	—
Other Projects	1	556	443

Total	$9,746	$10,504	$25,982

4 $5,102,900 is from Grant DAMD17-02-1-0697. The U.S. Army Medical Research Acquisition Activity, 820 Chandler Street, Fort Detrick MD 21702-5014, is the awarding and administering acquisition office.

Orthopedic Surgery/BLA Project

The completed Phase 3 Hemopure orthopedic surgery trial cost approximately $37,000,000 over the four years from protocol development to the final report on July 26, 2002. These trial costs include costs incurred at 46 hospitals, trial site monitoring, data management, regulatory consulting, statistical analysis, medical writing and clinical materials and supplies, as well as our personnel engaged in these activities. Costs incurred in submitting the Hemopure BLA for an orthopedic surgery indication include our personnel and payments to third parties for manufacturing process documentation, medical consultants, regulatory consultants, and integrating the safety and efficacy databases for all clinical trials and pre-clinical studies. Research and development expenses continue to include amounts for support of the BLA review process, including responding to FDA inquiries. The FDA letter of July 30, 2003 consisted of questions and requests for extensive additional information. In addition, during a meeting with the FDA on January 6, 2004 regarding the BLA, the FDA said that it would also require the results of three animal preclinical studies previously requested for the trauma program to be submitted for its review of the BLA and to allow us to conduct any additional human clinical trials in the United States. We have submitted to the FDA the final reports on all of the studies. As described above, our primary strategic focus is now the development of Hemopure for ischemia and trauma indications. We cannot predict whether we ever will realize material cash inflows from a surgery indication.

Ischemia and Trauma Projects

Both the cardiovascular and the trauma projects were in early stages in fiscal 2004 (i.e., safety clinical trials and preclinical animal studies). Total cardiovascular expenditures of $1.2 million as of October 31, 2004, consist of the costs of preparing and carrying out the ongoing Phase 2 clinical trial in Europe. Total trauma expenditures of $1.0 million as of October 31, 2004, consisted of preparation costs primarily associated with protocol and study design.

Expenses

The decrease in research and development in fiscal 2004 as compared to fiscal 2003 was primarily due to lower salary, consulting and BLA related expenses. The decreases were partially offset by other increases in clinical and regulatory expenses, including preclinical animal studies, an ongoing Phase 2 clinical trial in Europe in coronary angioplasty patients, and activities associated with the development of a potential trauma indication. Most of the $1.36 million Army reimbursement recorded as revenues in the fourth fiscal quarter of 2004, as explained above, related to research and development activities performed and related expenses incurred during fiscal 2004, including the preclinical studies requested by the FDA in order for us to conduct additional human clinical trials.

Hemopure and Oxyglobin related sales and marketing expenses decreased in 2004 compared to 2003 primarily due to the reduction of staff and activities consistent with our cost-cutting measures. Past Hemopure marketing activities were primarily related to market research and medical education activities.

General and administrative expenses were $14.8 million in fiscal 2004 compared to $13.5 million in fiscal 2003. The increase in fiscal 2004 was mostly due to a $1.1 million increase in legal expenses, mostly associated with the investigation by the SEC and class action litigation, and a $407,000 increase in non-cash financing fees over fiscal 2003. The increases were partially offset by a $432,000 reduction in spending on consultants.

Weighted Average Shares Outstanding

Shares used to calculate basic and diluted net loss per share were the actual weighted average number of common shares outstanding of 8,349,554 shares during 2004 and 6,158,591 shares during 2003. The increase in the number of shares outstanding is largely attributable to the issuance of 4,242,989 shares to investors.

Liquidity and Capital Resources

At October 31, 2005, we had $10.5 million in cash and cash equivalents. Since October 31, 2005, we have raised approximately $10.2 million, before expenses of approximately $1.1 million, in additional financing (See Note 14, Subsequent Event, of our consolidated financial statements). We expect this funding, in addition to the cash and cash equivalents at October 31, 2005, to be sufficient to fund operations through August 2006. We will continue to explore opportunities to raise capital, through sales of equity securities and, if appropriate, to consider strategic collaborations for sharing development and commercialization costs. We plan to spend approximately $618,000 in fiscal 2006 on upgrades to our information technology systems and improvements in our manufacturing process at our existing facilities.

Our cash used in operating activities was $21.1 million, which included a net loss of $28.7 million for fiscal 2005 decreased by non-cash charges for depreciation and amortization of $4.1 million, impairment charges of $1.4 million, explained in Note 3 to the consolidated financial statements, inventory write-downs of $971,000 and stock issuance charges of $824,000 related to the settlement agreement explained above.

Cash used in investing activities was $57,000 attributable to purchases of property and equipment.

In fiscal 2005, financing activities provided us with $25.2 million in cash. These cash flows included $21.0 million from the sale of common stock and $4.2 million from the exercise of warrants by investors.

The following table summarizes our significant contractual obligations at October 31, 2005.

	Payments Due by Period
	Less than
	1 Year	1-3 Years	4-5 Years	Total
	(In thousands)

Operating Leases	$1,105	$2,114	$66	$3,285

As of October 31, 2005, we had net operating loss carryforwards of approximately $321.4 million to offset future federal and state taxable income through 2025. Due to the degree of uncertainty related to the ultimate realization of such prior losses, no benefit has been recognized in our financial statements as of October 31, 2005.

Recently Issued Accounting Standards

In December 2004, the FASB issued revised SFAS No. 123(R), “Share-Based Payment — an Amendment of FASB Statement Nos. 123 and 95”. SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services or incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments, focusing primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions) and recognize the cost over the period during which an employee is required to provide service in exchange for the award. The Company is required to adopt SFAS No. 123(R) in fiscal 2006 beginning November 1, 2005.

SFAS 123(R) permits public companies to adopt its requirements using one of two methods: (i) the “modified prospective method” in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date or (ii) a “modified retrospective” method, which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption. The Company will be adopting the “modified prospective method” when applying SFAS 123(R).

As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options granted at fair value. The Company is evaluating the impact of SFAS No. 123(R) and expects to record substantially lower non-cash compensation expense in fiscal 2006 compared to the amounts shown in

Note 2-Significant Accounting Policies, Stock Based Compensation for fiscal years 2005, 2004 and 2003 due to the lower fair value of unvested options. The adoption of SFAS No. 123(R) is not expected to have a significant effect on the Company’s financial condition or cash flows, nor is it expected to have a significant adverse effect on the reporting of its results of operations or financial position.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. This standard requires that such items be recognized as current-period charges. This standard also establishes the concept of “normal capacity” and requires the allocation of fixed production overhead to inventory based on the normal capacity of the production facilities. Any unallocated overhead must be recognized as an expense in the period incurred. This standard is effective for inventory costs incurred starting November 1, 2005. The adoption of SFAS No. 151 will not have a significant impact on the results of operations or financial position.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”). This statement establishes new standards on accounting for changes in accounting principles. Pursuant to SFAS No. 154, all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS No. 154 completely replaces APB Opinion No. 20 and SFAS No. 3, though it carries forward the guidance in those pronouncements with respect to accounting for changes in estimates, changes in the reporting entity and the correction of errors. This statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not believe the adoption of this standard will have a material impact on our financial position and results of operations.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

We currently do not have any foreign currency exchange risks, with the exception of negligible exchange fluctuations associated with expenses for clinical trial and regulatory activities outside of the United States. We sell Oxyglobin to our European distributors in U.S. dollars. The customers bear the risk of foreign currency exchange fluctuation. Dramatic fluctuations in exchange rates could result in either increases or decreases in unit sales as the effective unit price to the customer varies. We invest our cash and cash equivalents in money market funds. These investments are subject to interest rate risk. However, due to the nature of our short-term investments, we believe that the interest rate risk exposure is not material.

Item 8.	Financial Statements and Supplementary Data

Financial Statements are submitted as a separate section of this report commencing on Page F-1.

The following is a summary of quarterly (unaudited) financial results:

	4Q 2005	3Q 2005	2Q 2005	1Q 2005	4Q 2004	3Q 2004	2Q 2004	1Q 2004
	(In thousands, except per share data)

Statements of Operations Data:
Total revenues	$328	$483	$620	$679	$1,774	$333	$893	$750
Gross loss	(3,840)	(2,683)	(2,271)	(2,403)	(4,024)	(3,393)	(3,113)	(4,496)
Operating expenses:
Research and development	1,145	1,268	1,391	1,518	1,845	2,505	2,974	2,422
Sales and marketing	157	143	114	116	140	321	949	843
General and administration	3,201	2,412	2,867	3,614	3,318	3,207	5,009	3,273

Total operating expenses	4,503	3,823	4,372	5,248	5,303	6,033	8,932	6,538
Loss from operations	(8,343)	(6,506)	(6,643)	(7,651)	(9,327)	(9,426)	(12,045)	(11,034)
Other income, net	160	128	79	105	38	32	41	56

Net loss	$(8,183)	$(6,378)	$(6,564)	$(7,546)	$(9,289)	$(9,394)	$(12,004)	$(10,978)

Per share data:
Basic and diluted net loss per common share	$(0.34)	$(0.26)	$(0.27)	$(0.46)	$(0.93)	$(1.16)	$(1.52)	$(1.48)
Weighted-average shares used in computing basic net loss per common share	24,359	24,359	24,293	16,580	9,993	8,090	7,889	7,416

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

1.	Disclosure Controls and Procedures

We currently have in place systems relating to disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Our principal executive officer and our principal financial officer evaluated the effectiveness of these disclosure controls and procedures as of the end of our 2005 fiscal year in connection with the preparation of this annual report. They concluded that the controls and procedures are effective and adequate at that time.

2.  Internal Control Over Financial Reporting

  a. Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of October 31, 2005. Ernst & Young, LLP, the Company’s independent registered public accounting firm, has issued a report on management’s assessment and the effectiveness of the Company’s internal control over financial reporting, as of October 31, 2005. This report appears immediately below.

  b. Attestation Report of the Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm on
Internal Control Over Financial Reporting

The Board of Directors and Shareholders of Biopure Corporation

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Biopure Corporation maintained effective internal control over financial reporting as of October 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Biopure Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Biopure Corporation maintained effective internal control over financial reporting as of October 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Biopure Corporation maintained, in all material respects, effective internal control over financial reporting as of October 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Biopure Corporation as of October 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended October 31, 2005 and our report dated January 5, 2006, except with respect to Note 14, as to which the date is January 17, 2006, expressed an unqualified opinion thereon.

As discussed in Note 1 to the consolidated financial statements, the Company’s recurring losses from operations and the lack of sufficient funds to sustain its operations through the end of fiscal 2006 raise substantial doubt about its ability to continue as a going concern. Management’s plans as to these matters are also described in Note 1. The 2005 consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  Ernst & Young LLP

Boston, Massachusetts
January 5, 2006, except with respect to Note 14
of the consolidated financial statements,
as to which the date is January 17, 2006

  c. Changes in Internal Controls Over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the quarter ended October 31, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

The information required by Item 10 — Directors and Executive Officers of the Registrant; Item 11 — Executive Compensation; Item 12 — Security Ownership of Certain Beneficial Owners and Management; Item 13 — Certain Relationships and Related Transactions; and Item 14 — Principal Accounting Fees and Services is incorporated into Part III of this Annual Report on Form 10-K by reference to our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on March 22, 2006, except that the information required by Item 10 pertaining to our executive officers is contained in Part I of this report.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) (1). The financial statements included in this report are listed on page F-1.

(a) (3). The exhibits are set forth in the exhibit index. The management contracts, compensatory plans and arrangements filed as exhibits are identified by the letter “M” in the list of exhibits.

EXHIBIT INDEX

Item 15(c).	Exhibits

Exhibits		Description	Location

3	(i)	Restated Certificate of Incorporation of Biopure, as amended	(17)
3	(ii)	By-laws of Biopure, as amended	(8)
4.1		Amended Form of Investor Warrant, dated as of December 27, 2005)	(18)
4.2		Amended Form of Underwriters Warrant, dated as of December 27, 2005
4.3		Form of Selling Agent Warrants dated April 2002	(13)
4.4		Form of Consultant Warrant dated July 29, 2005
4.5		Form of Underwriter Warrants dated January 2005	(14)
4.6		Form of Investor Warrant dated December 2004	(9)
4.7		Form of Underwriter Warrant dated December 2004	(9)
4.8		Form of Investor Warrant dated September 2004	(15)
4.9		Form of Underwriter Warrant dated September 2004	(15)
4.10		Form of Investor Warrant dated February 2004
4.11		Form of Investor Warrant dated October 2003
4.12		Form of Investor Warrant dated October 2004	(16)
4.13		Form of Underwriter Warrant dated March 2003	(16)
4.14		Form of Investor Warrant dated April 2003	(16)
4.15		Form of Underwriter Warrant dated April 2003	(16)
4.16		Form of Investor Warrant dated May 2, 2003	(16)
4.17		Form of Investor Warrant dated May 6, 2003	(16)
4.18		Underwriter warrant dated April 16, 2003
4.19		Form of Investor Warrant dated January, 2006
4.20		Form of Underwriter Warrant dated January, 2006
10.1		Lease Agreement, dated as of December 24, 2002, between Biopure and Sumter Realty Group, LLC	(1)
10.2		Agreement between Biopure and Moyer Packing Company, dated October 21, 1994	(2)
M 10.3		Amended and Restated 2002 Omnibus Securities and Incentive Plan	(12)
10.4		Cooperative Research and Development Agreement dated March 4, 2003, as subsequently amended between Biopure and the U.S. Naval Medical Research Center	(6)
M 10.5		Employment Agreement, dated as of June 23, 2004, between Biopure and Zafiris G. Zafirelis	(9)
10.6		Lease Agreement, dated October 12, 1990, between Biopure and Tarvis Realty Trust	(2)
10.7		Sublease between Cendant Operations, Inc. and Biopure Corporation, dated June 20, 2001	(7)
10.8		License Agreement for Waste Disposal System between Moyer Packing Company and Biopure Corporation, dated June 12, 2001	(7)
10.9		Lease Agreement, dated August 29, 1994, between Biopure and Eleven Hurley Street Associates	(2)
10.10		Lease Agreement, dated May 10, 1994, between Biopure and Tarvis Realty Trust	(2)
10.11		Lease Agreement, dated August 23, 1994, between Biopure and Tarvis Realty Trust	(2)
10.13		Employment Agreement Concerning Protection of Company Property and the Arbitration of Legal Disputes (all employees)	(2)
10.13		Rights Agreement between Biopure and American Stock Transfer& Trust Company, dated September 24, 1999	(3)

Exhibits	Description	Location

10.14	First Amendment to Lease between Sumter Realty Group, LLC, and the Company, dated as of February 24, 2003	(4)
10.15	License Agreement for Spur Facility between Moyer Packing Company and Biopure Corporation, dated June 12, 2001	(7)
10.16	Assignment and Assumption of Deed of Easement between Moyer Packing Company and Biopure Corporation, dated June 12, 2001	(7)
10.17	Sales Agency Agreement between the Company and Abazali BioVenture (Pty) Limited
M 10.18	Employment Agreement, dated as of February 25, 2004, between the Company and Francis H. Murphy	(11)
10.19	Agreement of Sub-Sublease, dated as of November 11, 2004, between the Company and Senior Whole Health, LLC	(10)
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Zafiris G. Zafirelis pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Francis H. Murphy pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Zafiris G. Zafirelis pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Francis H. Murphy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed as an exhibit to the Company’s report on Form 10-K for the year ended October 31, 2002.

(2)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1/A (File No. 333-78829) and incorporated herein by reference thereto.

(3)	Previously filed as an exhibit to the Company’s Report on Form 8-A dated November 4, 1999 and incorporated herein by reference thereto.

(4)	Previously filed as an exhibit to the Company’s report on Form 8-K dated March 13, 2003 and incorporated herein by reference thereto.

(5)	Previously filed as an exhibit to the Company’s report on Form 10-Q for the quarter ended April 30, 2001.

(6)	Previously filed as an exhibit to the Company’s report on Form 8-K filed on October 5, 2005.

(7)	Previously filed as an exhibit to the Company’s report on Form 10-Q for the quarter ended July 31, 2001.

(8)	Previously filed as an exhibit to the Company’s report on Form 10-Q for the quarter ended April 30, 2003.

(9)	Previously filed as an exhibit to the Company’s report on Form 8-K dated December 9, 2004 and incorporated herein by reference thereto.

(10)	Previously filed as an exhibit to the Company’s registration statement on Form S-2 (File No. 333-121151).

(11)	Previously filed as an exhibit to the Company’s report on Form 10-Q for the quarter ended April 30, 2004.

(12)	Previously filed as Appendix A to the Company’s definitive proxy statement on Schedule 14A, dated February 28, 2005.

(13)	Previously filed as an exhibit to the Company’s report on Form 8-K dated April 26, 2002.

(14)	Previously filed as an exhibit to the Company’s report on Form 8-K dated January 5, 2005.

(15)	Previously filed as an exhibit to the Company’s report on Form 8-K dated September 10, 2004.

(16)	Previously filed as an exhibit to the Company’s report on Form 10-K filed January 29, 2004.

(17)	Previously filed as an exhibit to the Company’s report on Form 10-Q filed June 9, 2005.

(18)	Previously filed as an exhibit to the Company’s report on Form 8-K filed on December 21, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Biopure Corporation

By:	/s/ Francis H. Murphy
Francis H. Murphy
Chief Financial Officer

Dated:  January 17, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles A. Sanders, M.D. Charles A. Sanders, M.D.	Director	January 17, 2006

/s/ David N. Judelson David N. Judelson	Director, Vice Chairman	January 17, 2006

/s/ Zafiris G. Zafirelis Zafiris G. Zafirelis	Director, Chairman of the Board, President (Chief Executive Officer)	January 17, 2006

/s/ Daniel P. Harrington Daniel P. Harrington	Director	January 17, 2006

/s/ C. Everett Koop, M.D. C. Everett Koop, M.D.	Director	January 17, 2006

/s/ Jay B. Pieper Jay B. Pieper	Director	January 17, 2006

/s/ Guido J. Neels Guido J. Neels	Director	January 17, 2006

/s/ Francis H. Murphy Francis H. Murphy	Chief Financial Officer, Principal Accounting Officer	January 17, 2006

REPORT OF ERNST & YOUNG LLP, INDEPENDENT
REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Biopure Corporation

We have audited the accompanying consolidated balance sheets of Biopure Corporation (the Company) as of October 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended October 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Biopure Corporation at October 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 31, 2005, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company’s recurring losses from operations and the lack of sufficient funds to sustain its operations through the end of fiscal 2006 raise substantial doubt about its ability to continue as a going concern. Management’s plans as to these matters are also described in Note 1. The 2005 consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Biopure Corporation’s internal control over financial reporting as of October 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 5, 2006, except with respect to Note 14 of the consolidated financial statements, as to which the date is January 17, 2006, expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Boston, Massachusetts
January 5, 2006, except
with respect to Note 14,
as to which the date is
January 17, 2006

BIOPURE CORPORATION

CONSOLIDATED BALANCE SHEETS

	October 31,
	2005	2004
	(In thousands, except share and per share data)

ASSETS
Current assets:
Cash and cash equivalents	$10,542	$6,448
Accounts receivable	144	109
Inventories	3,449	4,512
Prepaid expenses and other current assets	1,440	1,597

Total current assets	15,575	12,666
Property, plant and equipment:
Land	401	401
Equipment	34,715	37,751
Leasehold improvements	17,091	17,035
Furniture and fixtures	1,082	1,081
Construction in progress	43	43
New facility work in process	14,273	14,273

	67,605	70,584
Accumulated depreciation and amortization	(41,605)	(39,184)

Net property, plant and equipment	26,000	31,400
Other assets	860	1,060

Total assets	$42,435	$45,126

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$547	$542
Accrued expenses	3,096	3,570
Current portion of deferred revenue	190	—
Current portion of restructuring charges	219	—

Total current liabilities	4,052	4,112
Long-term liabilities:
Deferred revenue, net of current portion	987	1,177
Deferred compensation	—	121
Restructuring charges, net of current portion	221	—
Other long term liabilities	41	—

Total long-term liabilities	1,249	1,298
Commitments and contingencies, Note 12
Stockholders’ equity:
Preferred stock, $0.01 par value, 30,000,000 shares authorized, no shares outstanding	—	—
Common stock:
Class A, $0.01 par value, 200,000,000 shares authorized, 24,359,170 and 11,658,664 shares issued and outstanding at October 31, 2005 and 2004, respectively	244	117
Class B, $1.00 par value, 179 shares authorized, 117.7 shares issued and outstanding	—	—
Capital in excess of par value	511,560	485,621
Contributed capital	24,574	24,574
Notes receivable from stockholders	(235)	(258)
Accumulated deficit	(499,009)	(470,338)

Total stockholders’ equity	37,134	39,716

Total liabilities and stockholders’ equity	$42,435	$45,126

See accompanying notes

BIOPURE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended October 31,
	2005	2004	2003
	(In thousands, except share and per share data)

Revenues:
Product revenue	$1,163	$2,392	$4,019
Research and development revenue	947	1,358	—

Total revenues	2,110	3,750	4,019
Cost of revenues	13,307	18,776	20,905

Gross loss	(11,197)	(15,026)	(16,886)
Operating expenses:
Research and development	5,322	9,746	10,504
Sales and marketing	530	2,253	6,447
General and administration	12,094	14,807	13,475

Total operating expenses	17,946	26,806	30,426

Loss from operations	(29,143)	(41,832)	(47,312)
Other income (expense):
Interest income	385	141	226
Other	87	26	44

Other income, net	472	167	270

Net loss	$(28,671)	$(41,665)	$(47,042)

Per share data:
Basic and diluted net loss per common share	$(1.28)	$(4.99)	$(7.64)

Weighted-average shares used in computing basic and diluted net loss per common share	22,382,298	8,349,554	6,158,591

See accompanying notes.

BIOPURE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock				Capital in				Total
	Class A		Class B		Excess of	Contributed	Notes	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Par Value	Capital	Receivable	Deficit	Equity
	(In thousands, except share and per share data)

Balance at October 31, 2002	5,058,895	$51	117.7	$—	$419,318	$24,574	$(255)	$(381,631)	$62,057
Exercise of stock options and warrants	127,012	1			3,219				3,220
Sale of common stock	2,229,768	22			49,861				49,883
Equity compensation					260				260
Accrued interest							(1)		(1)
Net loss								(47,042)	(47,042)

Balance at October 31, 2003	7,415,675	74	117.7	—	472,658	24,574	(256)	(428,673)	$68,377
Sales of common stock	4,232,989	42			12,925				12,967
Equity compensation	10,000	1			38				39
Accrued interest							(2)		(2)
Net loss								(41,665)	(41,665)

Balance at October 31, 2004	11,658,664	117	117.7	—	485,621	24,574	(258)	(470,338)	$39,716
Sales of common stock	10,366,667	103			20,923				21,026
Exercise of warrants	2,067,173	21			4,176				4,197
Equity compensation					19				19
Settlement with distributor	266,667	3			821				824
Payment of note receivable from shareholder							24		24
Accrued interest							(1)		(1)
Net loss								(28,671)	(28,671)

Balance at October 31, 2005	24,359,171	$244	117.7	$—	$511,560	$24,574	$(235)	$(499,009)	$37,134

See accompanying notes.

BIOPURE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended October 31,
	2005	2004	2003
	(In thousands)

Operating activities:
Net loss	$(28,671)	$(41,665)	$(47,042)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,108	5,716	5,346
Asset impairment charge	1,400	—	—
Loss on disposal of asset	6	—	—
Equity compensation	19	39	260
Deferred compensation	(121)	(21)	(42)
Interest on note receivable from shareholder	(1)	(2)	(1)
Restructuring charge for vacated facility, net	697	—	—
Non-cash charges related to the issuance of stock	824	967	—
Inventory writedowns	971	1,409	—
Changes in assets and liabilities:
Accounts receivable	(35)	653	(673)
Inventories	92	3,064	(957)
Prepaid expenses	157	(364)	(524)
Other long-term assets	143	(194)	(6)
Accounts payable	5	(617)	(1,004)
Accrued expenses	(474)	(2,530)	2,074
Deferred revenue	—	1,177	—
Restructuring charges	(257)	—	—
Other long-term liabilities	41	—	—

Net cash used in operating activities	(21,096)	(32,368)	(42,569)
Investing activities:
Purchases of property, plant and equipment	(57)	(199)	(3,382)
Escrow for new facility	—	153	—

Net cash used in investing activities	(57)	(46)	(3,382)
Financing activities:
Repayment of note receivable from shareholder	24	—	—
Net proceeds from sales of common stock	21,026	12,000	49,883
Proceeds from exercise of stock options, warrants and restricted stock	4,197	—	3,220

Net cash provided by financing activities	25,247	12,000	53,103
Increase (decrease) in cash and cash equivalents	4,094	(20,414)	7,152
Cash and cash equivalents at beginning of the year	6,448	26,862	19,710

Cash and cash equivalents at end of the year	$10,542	$6,448	$26,862

Supplemental Disclosure of Non Cash Financing Activities:
Elimination of long-term debt	$—	$(9,847)	$—

Elimination of offsetting deposit	$—	$10,000	$—

See accompanying notes.

BIOPURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	The Company

  Nature of Business and Risks and Uncertainties

Biopure Corporation (Biopure, or the Company) develops and manufactures pharmaceuticals called oxygen therapeutics that are intravenously administered to deliver oxygen to the body’s tissues. Its products are Oxyglobin, for veterinary use, and Hemopure, for human use.

The Company sells Oxyglobin in the United States and selected European countries for the treatment of anemia in dogs. Hemopure is approved in South Africa for use in adult surgery patients who are acutely anemic and for eliminating, delaying, or reducing allogenic red blood cell transfusions in these patients. To date, the Company has not offered Hemopure for sale in South Africa or recognized revenue related to sales of Hemopure in South Africa.

Effective May 27, 2005, the Company’s outstanding class A common shares, stock options and warrants reverse split at a one-for-six ratio, with post split shares retaining a par value of $.01 per share. The Company had 146,157,346 shares of class A common stock outstanding at the end of trading on May 26, 2005, which converted into 24,359,170 shares and cash in lieu of fractional shares. All references to shares and options, in this period and in prior periods, have been adjusted to reflect the reverse split.

In July 2002, the Company filed a marketing application, called a biologic license application (BLA), for Hemopure in the United States, for perioperative use of the product in patients undergoing elective orthopedic surgery who are acutely anemic and for the elimination or reduction of red blood cell transfusions in these patients. The application was accepted for review by the FDA in October 2002. On July 30, 2003, the FDA sent Biopure a review letter responding to the Company’s BLA. This letter set forth questions, most of which focused on the conduct of the clinical trials and on clinical and pre-clinical data.

During a meeting between Biopure and the FDA on January 6, 2004, regarding the BLA, the FDA said that it would also require the results of three animal preclinical studies, previously requested for another IND, to be submitted for its further review of the BLA and to allow the Company to conduct additional human clinical trials in the United States. The preclinical trials were completed and the final reports filed.

In late June 2004, the Company announced that its board of directors had changed the Company’s corporate strategy to focus on the clinical development of Hemopure as an oxygen therapeutic for potential applications in ischemia, while also continuing, under our agreement with the Naval Medical Research Center (NMRC), the development of Hemopure for use in trauma patients in the out-of-hospital setting. In 2006, the Company plans to submit an application seeking regulatory approval to market Hemopure in Europe for the treatment of patients undergoing elective surgery who are acutely anemic.

The Company is subject to a number of risks. Principal among these are the risks associated with the uncertainties of compliance with FDA and other governmental regulations and approval requirements, uncertainty of the outcome of preclinical studies and clinical trials, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, and the ability to grow the Company’s business and to obtain adequate financing to fund this growth.

The Company obtains some key materials, including purification membranes and chemicals, from sole source suppliers. If such materials were no longer available at a reasonable cost from our existing suppliers, we would need to obtain supply contracts with new suppliers for substitute materials. If we need to locate a new supplier, the substitute or replacement materials will most likely need to be tested for equivalency. Such evaluations could delay development of a product, limit commercial sales of an FDA-approved product and cause us to incur additional expense. In addition, the time expended for such tests could delay the marketing or sale of an FDA-approved product.

BIOPURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pursuant to Statement of Financial Accounting Standards (SFAS) No. 144, during the fourth quarter of fiscal 2005, the Company assessed its long-lived assets for potential impairment, with a particular emphasis on the asset related to a planned South Carolina manufacturing facility and related manufacturing equipment. As part of the review, the Company considered its lack of financing for this facility to date, the potential timing of construction activities, the extent to which the asset is site specific, and its ongoing plan to ultimately build a new facility in South Carolina. During the fourth quarter of fiscal 2005, the Company revised the projected start date of the Navy’s proposed RESUS clinical trial of Hemopure due to the clinical hold the FDA has placed on this trial. This revision delays the expected need for expanded production facilities. As a result, the Company determined that impairment existed on some manufacturing equipment located in its Cambridge, Massachusetts facility. Accordingly, the Company recorded an impairment charge, which is explained in Note 3 to the financial statements. However, while delays in obtaining financing for this facility and delays in obtaining FDA approval for Hemopure are significant and therefore indicators of potential impairment, the sales resulting from an approval of Hemopure in an ischemia or trauma indication, if obtained, would, in the Company’s view, ultimately exceed its current manufacturing capability. Based upon SFAS 144, using an estimated undiscounted cash flow of the proposed facility, the Company believes that, if it obtained FDA approval of Hemopure for an ischemia indication, its plan for the South Carolina manufacturing facility to which management is committed, is still viable, and expects to finance the proposed facility in the future on commercially reasonable terms and generate sufficient positive future cash flows to recover its investment in the facility. Therefore, the Company has determined that no impairment exists on the facility at October 31, 2005. However, should there be a change in circumstances with respect to the South Carolina manufacturing facility or other long-lived assets, such changes may result in its recording significant impairment charges in the future. See Note 3, Impairment Charge, for further discussion.

Since October 31, 2005, the Company has raised approximately $10.2 million, before offering expenses of approximately $1.1 million, in additional financing. See Note 14 Subsequent events. The Company expects this funding, in addition to the cash and cash equivalents at October 31, 2005, to be sufficient to fund operations through August 2006. The Company is considering additional measures to reduce its cash burn, but additional capital will still be required to fund the Company’s operations until such time, if ever, as the Company’s income can sustain operations. The Company intends to seek additional capital through sales of equity securities and, if appropriate, to consider strategic collaborations for sharing development and commercialization costs. However, there can be no assurance that adequate additional financing will be available to the Company on terms that it deems acceptable, if at all.

2.	Significant Accounting Policies

Basis of Presentation

The consolidated financial statements reflect the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated.

Reclassifications

Certain prior period amounts have been adjusted to conform to the current year presentation.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Biopure Netherlands, BV, Biopure South Africa, Pty, Ltd., Reperfusion Systems Incorporated, DeNovo Technologies Corporation and Biopure Overseas Holding Company and Neuroblok Incorporated, a 60% owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation. The Company’s treatment of foreign subsidiaries is consistent with the guidelines set forth in SFAS 52 “Foreign Currency Translations.” The financial statements of the Company’s foreign subsidiaries are measured using the U.S. dollar as the functional currency, with results of operations and cash flows translated at average exchange rates

BIOPURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

during the period, and assets and liabilities translated at end of period exchange rates. Foreign currency transaction gains and (losses) are included in the results of operations and are not material.

Financial Statement Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying Notes. Actual results could differ from those estimates.

Cash Equivalents

The Company considers highly liquid instruments with original maturities of 90 days or less at the time of purchase to be cash equivalents. Cash equivalents are carried at cost, which approximate their fair market value. As of October 31, 2005 and 2004, cash equivalents principally consist of money market funds.

Inventories

Inventories are stated at the lower of cost (determined using the first-in, first-out method) or market. Inventories consist of raw material, work-in-process and Hemopure and Oxyglobin finished goods. Both Oxyglobin and Hemopure for sale have a measured shelf life of 3 years from the date of manufacture. For clinical trial use the shelf life of Hemopure is 4 years. Hemopure’s approved shelf life in South Africa is 2 years. Inventories are reviewed periodically to identify expired units and units with a remaining life too short to be commercially viable based on projected and historical sales activity. Inventories are also subject to internal quality compliance investigations. Reserves are established for inventory that falls into these categories. The inventory of Hemopure finished goods represents the units the Company expects to sell in South Africa or use in reimbursable preclinical and clinical studies. We have been and expect to continue to be reimbursed for the cost of units to be used in a proposed trauma trial to be conducted by or on behalf of the U. S. Naval Medical Research Center (NMRC). Any units expected to be consumed by the Company in its own preclinical or clinical trials will be expensed. If the Company experiences future delays in sales in South Africa or in the use of Hemopure by the NMRC, the Company may have to reserve for additional units in the future.

Property and Equipment

Property and equipment are recorded at cost and depreciated over the estimated useful lives of the assets using the straight-line method, except for the engineering and design costs asset described below. Repairs and maintenance costs are expensed as incurred. The estimated useful lives are as follows:

Major equipment and engineering	9-12 years
Equipment	5-7 years
Leasehold improvements	Shorter of useful life or life of the lease
Furniture and fixtures	5 years
Computer software and equipment	3 years

Included in property, plant and equipment for the fiscal years ended October 31, 2005 and 2004 are $13,095,000, net of depreciation, and $13,916,000, respectively, reflecting expenditures made by Biopure for the engineering and design costs of a 500,000 unit Hemopure plant proposed to be constructed in South Carolina. This asset is being depreciated on an accelerated basis over 9 years due to the expectation that there will be modifications made to the plans due to changes in engineering and technology with the passage of time. For the fiscal years ended October 31, 2005, 2004 and 2003, depreciation expense was $4,057,000, $5,661,000 and $5,292,000, respectively.

BIOPURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Long-Lived Assets

Real property licenses, stated at amortized cost of $506,000 as of October 31, 2005, are included in other non-current assets. Amortization is calculated using the straight-line method over the estimated useful life of the amortized assets, which is 13 years. For the fiscal years ended October 31, 2005, 2004 and 2003, amortization expense for these licenses was $56,000 per year. The remainder of the balance of other non-current assets includes prepaid expenses of $150,000 relating to the proposed South Carolina plant, credit assurance and security deposits for property the Company leases.

Long-Lived Assets

In accordance with Financial Accounting Standards Board (FASB) SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company recognizes impairment losses on long-lived assets when indicators of impairment are present and future undiscounted cash flows are insufficient to support the assets’ recovery. During the fourth quarter of fiscal 2005, the Company considered these impairment rules as they relate to the Company’s expenditures for the proposed South Carolina plant and to manufacturing equipment expected to be moved from Massachusetts and used in the proposed new facility. The Company determined that impairment existed on this equipment for fiscal 2005. See Note 3 for further discussion.

Revenue Recognition

We recognize revenue from sales of Oxyglobin in accordance with Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” whereby sales are recorded upon shipment, provided that there is evidence of a final arrangement, there are no uncertainties surrounding acceptance, title has passed, collectibility is probable and the price is fixed or determinable. We sell Oxyglobin directly to veterinarians in the United States. We sell Oxyglobin to a distributor in the United Kingdom that sells the product in selected European countries through local veterinary distributors in Germany, France and the UK. Collectibility is reasonably assured once pricing arrangements are established, as these agreements establish the distributor’s intent to pay. Our customers do not have a right to return product. We monitor creditworthiness on a regular basis and believe collectibility of product revenues is reasonably assured at the time of sale. We recognize expenses to be reimbursed by the U.S. military as incurred and gross versus net in accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-19, “Reporting Revenue as a Principal Versus Net as an Agent.” Amounts received for future inventory purchases, recorded as deferred revenue, will be recognized upon shipment. Although Hemopure is approved for commercial sale in South Africa for the treatment of acutely anemic surgery patients, the product has not yet been sold. Revenues from Hemopure sold for clinical use in South Africa will be recognized when sold, in accordance with SAB 104 described above.

Research and Development Costs

Research and development costs are expensed as incurred. These costs include pre-clinical studies, clinical trials, costs of product used in trials and tests.

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

BIOPURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In December 2002, the FASB issued SFAS No 148, “Accounting for Stock-Based Compensation Transition Disclosure” (“SFAS 148”), An Amendment of FASB Statement No. 123. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of Statement No. 123 to require more prominent and more frequent disclosure in financial statements regarding the effects of stock-based compensation. The provisions of SFAS 148 became effective for fiscal years ending after December 15, 2002 and the interim disclosure provisions became effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company will continue to apply Accounting Principles Board Opinion No. 25 as the method used to account for stock-based employee compensation arrangements, where applicable, but has adopted SFAS 148 and included the disclosure modifications in these consolidated financial statements. The adoption of this Statement did not have a material effect on the Company’s financial position or its results of operations.

The Company applies SFAS 123 and Emerging Issues Task Force (EITF) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services” with respect to options issued to nonemployees.

If the compensation cost for the Company’s stock options had been determined based on the fair value at the date of grant, the Company’s net loss and net loss per share would have been as follows:

	2005	2004	2003
	(In thousands, except per share data)

Net loss as reported	$(28,671)	$(41,665)	$(47,042)
Add: Stock-based employee compensation cost included in the determination of net loss as reported	—	—	—
Deduct: Total stock-based compensation expense determined under the fair value method for all employee awards	(1,962)	(2,848)	(3,755)

As adjusted net loss	$(30,633)	$(44,513)	$(50,797)

Basic and diluted net loss per share:
As reported	$(1.28)	$(4.99)	$(7.64)
As adjusted	$(1.37)	$(5.33)	$(8.25)
Weighted average fair value of options granted	$1.00	$8.10	$29.04

The weighted average fair value of each stock option included in the as adjusted amounts above was estimated using the Black-Scholes option-pricing model and is amortized over the vesting period of the underlying options. The assumptions used to calculate the SFAS No. 148 as adjusted disclosure and the weighted average information for the fiscal years ended 2005, 2004 and 2003 are as follows:

	Fiscal Years Ended October 31,
	2005	2004	2003

Risk-Free Interest Rates	3.95%	3.18%	4.66%
Expected Dividend Yield	—	—	—
Expected Life	6 Years	5 Years	7 Years
Expected Volatility	90%	82%	80%

As stock options vest over several years and additional stock option grants are expected to be made each year, the above as adjusted disclosures are not necessarily representative of as adjusted effects on results of operations for future periods.

BIOPURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net Loss Per Common Share

Basic net loss per common share is computed based on the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is computed based upon the weighted-average number of common shares outstanding during the year, adjusted for the dilutive effect of the Company’s common stock equivalents, including the shares issuable upon the conversion of Class B Common Stock outstanding and the exercise of common stock options and warrants determined based upon average market price of common stock for the period. Basic and diluted net loss per common share is computed the same for all periods presented, as the Company had losses for all periods presented and, consequently, the effect of Class B Common Stock and common stock equivalents is anti-dilutive.

Dilutive weighted average shares does not include 6,803,947, 3,822,603 and 1,161,599 common stock equivalents for the years ended October 31, 2005, 2004 and 2003, respectively, as their effects would be anti-dilutive.

Concentration of Credit Risk and Significant Customers

SFAS No. 105, “Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk,” requires disclosure of any significant off-balance-sheet risks and credit risk concentrations. The Company has no significant off-balance-sheet risk. Financial instruments, which subject the Company to credit risk, principally consist of cash, cash equivalents, accounts receivable and a note receivable from one former officer. The Company maintains the majority of its cash balances with high quality financial institutions. Included in total accounts receivable for the fiscal years ended October 31, 2005 and 2004 are $123,000 and $60,000, respectively, for reimbursement of expenses incurred relating to the trauma project. Prior to April 2004, the Company distributed Oxyglobin in the United States through several distributors and through one distributor in the United Kingdom. The distribution agreements with the distributors in the United States were terminated during fiscal 2004 when the Company began selling Oxyglobin directly to veterinarians in the United States mostly on a cash-in-advance basis. The Company is continuing to sell Oxyglobin through a distributor in the United Kingdom. This distributor represented 86% and 92% of total Oxyglobin accounts receivable at October 31, 2005 and 2004, respectively. The Company derived Oxyglobin revenue, included in product revenue, from one unrelated distributor in 2005 individually accounting for a total of 24% of total Oxyglobin revenues. The Company derived Oxyglobin revenue from three unrelated distributors in 2004 individually accounting for a total of 22%, 14% and 11% of total Oxyglobin revenues. The Company derived Oxyglobin revenue from three unrelated distributors in 2003 individually accounting for a total of 34%, 13% and 12% of total Oxyglobin revenues. All of the research and development revenue recorded in fiscal years 2005 and 2004 was derived from the U.S. Army for reimbursement of certain trauma development expenses.

Fair Value of Financial Instruments

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of the fair value of financial instruments. The Company has estimated the fair value of financial instruments using available market information and appropriate valuation methodologies. The carrying value of cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term nature of these financial instruments. Note receivable from a former officer of the Company approximates fair value due to its variable interest rate.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in net assets of the Company during a period from transactions generated from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company had no components of comprehensive loss other than its net loss for all periods presented.

BIOPURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment Information

SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” establishes standards for reporting information regarding operating segments and for related disclosures about products and services and geographical areas.

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision making group, in making decisions regarding resource allocation and assessing performance. To date the Company has viewed its operations and manages its business as principally one operating segment, which is developing, manufacturing and supplying a new class of pharmaceuticals, called oxygen therapeutics, which are intravenously administered to deliver oxygen to the body’s tissues. As of October 31, 2005, virtually all of the Company’s assets are located in the United States. For the fiscal year ended October 31, 2005, customers in the United States and the Company’s distributor in the United Kingdom accounted for 76% and 24% of the Company’s Oxyglobin revenue recognized, respectively. For the fiscal year ended October 31, 2004, customers in the United States and the Company’s distributor in the United Kingdom accounted for 86% and 14% of the Company’s Oxyglobin revenue recognized, respectively. For the fiscal year ended October 31, 2003, customers in the United States and the Company’s distributor in the United Kingdom accounted for 94% and 6% of the Company’s revenue recognized, respectively.

Recently Issued Accounting Standards

In December 2004, the FASB issued revised SFAS No. 123(R), “Share-Based Payment — an Amendment of FASB Statement Nos. 123 and 95”. SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services or incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments, focusing primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions) and recognize the cost over the period during which an employee is required to provide service in exchange for the award. The Company is required to adopt SFAS No. 123(R) in fiscal 2006 beginning November 1, 2005.

SFAS 123(R) permits public companies to adopt its requirements using one of two methods: (i) the “modified prospective method” in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date or (ii) a “modified retrospective” method, which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption. The Company will be adopting the “modified prospective method” when applying SFAS 123(R).

As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options granted at fair value. The Company is evaluating the impact of SFAS No. 123(R) and expects to record substantially lower non-cash compensation expense in fiscal 2006 compared to the amounts shown in Note 2-Significant Accounting Policies, Stock Based Compensation, for fiscal years 2005, 2004 and 2003 due to the lower fair value of unvested options. The adoption of SFAS No. 123(R) is not expected to have a significant effect on the Company’s financial condition or cash flows, nor is it expected to have a significant adverse effect on the reporting of its results of operations or financial position.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. This standard requires that such items

BIOPURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

be recognized as current-period charges. This standard also establishes the concept of “normal capacity” and requires the allocation of fixed production overhead to inventory based on the normal capacity of the production facilities. Any unallocated overhead must be recognized as an expense in the period incurred. This standard is effective for inventory costs incurred starting November 1, 2005. The adoption of SFAS No. 151 will not have a significant impact on the results of operations or financial position.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”). This statement establishes new standards on accounting for changes in accounting principles. Pursuant to SFAS No. 154, all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS No. 154 completely replaces APB Opinion No. 20 and SFAS No. 3, though it carries forward the guidance in those pronouncements with respect to accounting for changes in estimates, changes in the reporting entity and the correction of errors. This statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not believe the adoption of this standard will have a material impact on our financial position and results of operations.

3.	Impairment Charge

As explained in Notes 1 and 2, during the fourth fiscal quarter of 2005, the Company determined that impairment existed on some manufacturing equipment. The equipment is a sterile, fully automated aseptic form, fill and seal machine with associated conveyors and an automated foil over-wrap machine (the “machine”). It was anticipated that this machine was to be used in the proposed Sumter, South Carolina facility since the capacity of this machine is many times greater than the Company’s current manufacturing capacity. Although the Company believes its plan for the South Carolina facility is viable, also explained in Notes 1 and 2, the Company revised its expected start date for the proposed RESUS trial, which delayed the expected need for this expanded production facility. When this proposed facility is expected to be completed, the Company expects the technology on this machine to be obsolete.

The Company estimated the fair value of the machine based upon a price obtained for a similar asset in capacity and age that was recently sold in the marketplace. The Company estimated the total fair value of the machine and associated leasehold improvements, which are not impaired, at $719,000. The book value prior to the impairment was $2,119,000, resulting in an impairment charge of $1,400,000, which is included in cost of revenues for fiscal 2005.

4.	Transactions with Related Parties

In August 1990, the Company made loans to certain directors and officers to allow them to purchase Class A Common Stock. On November 19, 2004, Maria S. Gawryl, Ph.D. resigned as senior vice president of research and development. In connection with her resignation, the Company forgave her loan. The principal amount of $8,750 was recorded as compensation to Dr. Gawryl. All other loans, with the exception below, have been paid.

In August 1990, the Company awarded deferred compensation of $700,000 to Carl Rausch, then chairman and chief executive officer. The deferred amount with interest was to be paid on July 31, 2003. The Company also made a loan of $700,000 to Mr. Rausch in August 1990, the proceeds of which were used to purchase shares of the Company’s Class A Common Stock. On July 29, 2002, Mr. Rausch settled the interest accrued on his deferred compensation, and the Company settled the interest due on the loan, each of which was $901,000. Biopure accelerated the deferred compensation payment of $700,000 to Mr. Rausch, of which $233,100 was withheld for taxes and the balance of $466,900 was paid on the loan, leaving a principal loan balance of $233,100. This remaining loan balance bears interest at the prime rate (6.75% at October 31, 2005) and is included in stockholders’ equity as notes receivable in the accompanying consolidated financial statements. Interest payments are required to be made and are made on a current basis, and the principal on the loan is due on July 31, 2007. Mr. Rausch is no longer affiliated with the Company.

BIOPURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Inventories

Inventories consisted of the following:

	October 31,
	2005	2004
	(In thousands)

Raw materials	$619	$581
Work-in-process	388	382
Finished goods — Oxyglobin	792	1,223
Finished goods — Hemopure	1,650	2,326

	$3,449	$4,512

The inventory of Hemopure finished goods represents those units the Company expects to sell in South Africa or to be used in a clinical trial to be conducted by or on behalf of the NMRC, for which the Company will be reimbursed. If the Company experiences further delays in sales in South Africa or in the use of Hemopure by the NMRC, it may have to reserve for additional units in the future. Any additional reserve would result in charges to operations through cost of revenues.

6.	Investment in Affiliate

The Company accounts for investments in affiliated companies under the equity method of accounting. In July 1994, the Company acquired a 50% general partnership interest in Eleven Hurley Street Associates (EHSA), a real estate partnership, which owns the Company’s principal office and research and development facilities. The Company’s lease with EHSA requires annual rental payments of $262,000 through 2007. In the event EHSA became insolvent or was unable to pay its obligations, the Company, as one of the general partners, could be liable for all partnership obligations to the extent partnership assets are not sufficient to satisfy such obligations. EHSA’s liabilities as of October 31, 2005 consist of a promissory note to a bank with a principal balance of $1,034,000. The note accrues interest at 6.5% and matures on August 31, 2015. As of October 31, 2005, the maximum potential amount of future payments under the note would be $1,621,000. The note is secured by the office and research and development facility, which the Company believes has fair value sufficient to satisfy the promissory note balance. In October 2003, the FASB issued Proposed Interpretation of FIN No. 46, “Consolidation of Variable Interest Entities,” which requires consolidation of variable interest entities created before February 1, 2003 for financial statements issued for the first reporting period ending after December 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company adopted FIN 46 in the second quarter of fiscal 2004. Consolidation was not required as a result of such adoption, and as a result, the adoption has not had a material impact on the Company’s overall financial position or results of operations.

BIOPURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Accrued Expenses

Accrued expenses consist of the following:

	October 31,
	2005	2004
	(In thousands)

Pre-clinical animal studies	$—	$335
Accrued payroll and related employee expenses	318	452
Accrued health and dental premiums	—	154
Accrued vacation	321	420
Accrued legal and audit fees	277	641
Accrued severance	935	60
Accrued financing fees	537	537
Other	708	971

	$3,096	$3,570

On September 6, 2005, Carl W. Rausch resigned from the Company’s board of directors and as chief technology officer. The Company recorded within General and Administrative expense a charge of $973,000 which represents the amount owed to Mr. Rausch in accordance with his employment agreement. Through October 31, 2005, the Company paid $56,000 for costs related to his resignation and, as a result, had an accrual of $917,000 at October 31, 2005, which is included in the accrued severance number above. These costs will be paid over the next 30 months in accordance with his employment agreement.

8.	Restructuring

During the first fiscal quarter of 2005, the Company vacated leased office space and sublet it for a period of 38 months. The Company accounted for the transaction in accordance with FAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” These costs were included in general and administrative expense in the consolidated statement of operations and in current portion of restructuring costs, and in restructuring costs, net of current portion on the balance sheet at October 31, 2005.

The following table displays the restructuring activity and liability balances (in thousands):

Balance at October 31, 2004	$—
Charges	697
Payments	(305)
Accretion of liability	48

Balance at October 31, 2005	$440

9.	Stockholders’ Equity

Stock Issuances

On December 14, 2004, the Company sold 6,666,667 shares of its class A common stock and received proceeds of $11,600,000 before expenses of $1,044,000 and recorded an increase in stockholders’ equity of $10,556,000. The Company also issued to the same investors warrants to acquire 3,333,334 shares of its Class A Common Stock at an exercise price of $1.86 per share. These warrants were exercisable immediately and expire on the fifth anniversary of the date of issuance. The Company also issued to the placement agent warrants to acquire

BIOPURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

200,000 shares of its Class A Common Stock at an exercise price of $2.40 per share. These warrants are exercisable and expire on the fifth anniversary of their date of issuance.

On January 10, 2005, the Company sold 3,700,000 shares of its class A common stock and received proceeds of $11,322,000 before expenses of $852,000 and recorded an increase in stockholders’ equity of $10,470,000. The Company issued to the placement agent warrants to acquire 83,333 shares of Class A Common Stock at an exercise price of $4.278 per share. These warrants became exercisable six months from their date of issuance and expire on the fifth anniversary of their date of issuance.

During fiscal year 2005, 2,067,173 warrants were exercised at a weighted average price of $2.03 per share, for proceeds to the Company of $4,197,000.

Common Stock

The holder of Class B Common Stock is not entitled to vote or to receive dividends. The Class B Common Stock is convertible into shares of Class A Common Stock according to a formula that is based upon a future fair market value of the Company and is conditioned upon the Company achieving U.S. FDA approval for Hemopure. The number of shares of Class A Common Stock to be issued in exchange for the Class B Common Stock will be determined based upon an independent valuation of the Company after FDA approval of the Company’s oxygen therapeutic product for humans. The valuation is then divided by 2,272,587 shares to arrive at a fair value per share of Class A Common Stock. The total investment in the Company, $142.3 million, divided by such per share fair value of Class A Common Stock, results in the number of shares of Class A Common Stock the holder will receive, limited to a maximum of 212,020 shares.

Of the Company’s currently outstanding Class A Common Stock, 160,564 shares are restricted from transfer by a restriction that can only be removed upon payment to the Company, in cash or Class A Common Stock, of $47.52 per restricted share.

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

Stock Options and Warrants

The Company has options outstanding originally granted under three plans, the 2002 Omnibus Securities and Incentive Plan (the 2002 Plan), the 1999 Omnibus Securities and Incentive Plan the 1998 Stock Option Plan, under which key employees, directors and consultants may be granted options to purchase Class A Common Stock. Under most of the option grants the options become exercisable over a four-year period and expire ten years from date of grant. Only the 2002 Plan remains in effect.

BIOPURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Presented below is a summary of transactions related to stock options outstanding during 2005, 2004 and 2003:

	Year Ended October 31,
	2005		2004		2003
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Options outstanding at beginning of year	1,244,973	$30.36	641,826	$62.22	493,387	$75.00
Granted	1,576,499	1.22	826,340	8.10	171,784	29.04
Exercised	—	—	—	—	(63)	36.18
Forfeited	(235,727)	26.98	(223,193)	40.26	(18,404)	81.60
Expired	(3,416)	21.08	—	—	(4,878)	110.22

Options outstanding at end of year	2,582,329	$12.74	1,244,973	$30.36	641,826	$62.22

Options exercisable	884,589		795,897		401,958

The following table summarizes information about options outstanding at October 31, 2005:

	Options Outstanding
		Weighted		Options Exercisable
		Average	Weighted-		Weighted-
		Remaining	Average		Average
		Contractual Life	Exercise		Exercise
Exercise Price	Shares	(Yrs.)	Price	Shares	Price

$0.92-$2.22	1,540,667	9.8	$1.22	50,365	$1.38
$4.29-$10.73	649,538	5.3	7.93	462,037	8.53
$18.03-$20.88	46,251	7.3	19.91	43,437	20.01
$36.15-$55.80	111,715	5.5	41.82	95,957	42.47
$60.36-$72.00	153,597	4.0	71.23	152,232	71.24
$106.69-$156.60	80,561	7.6	116.00	80,561	116.00

	2,582,329	7.9	$12.74	884,589	$32.95

In April 2002, the Company established the 2002 Plan, which provides for the granting of incentive stock options, non-qualified stock options, restricted stock awards, deferred stock awards, unrestricted stock awards, performance share awards, distribution equivalent rights, or any combination of the foregoing to key management, employees and directors. Following several amendments the latest of which was April 6, 2005, the maximum number of shares reserved for issuance under this plan is 4,733,628. At October 31, 2005, there were 2,151,299 shares available for future grants under the 2002 plan.

The Company accounts for warrants granted to unrelated parties in accordance with EITF 00-19: “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock”. In accordance with the EITF, the Company classifies such warrants as a component of permanent equity.

During fiscal 2003, Biopure granted a total of 445,247 warrants to parties in connection with the sale of Class A common stock. On December 31, 2002, warrants for 87,032 shares were granted, at an exercise price of $29.04 per share, which vested immediately and were exercisable at any time until six months after the effective date of the issuance. On March 25, 2003, warrants to acquire 184,949 and 27,742 shares were granted, at exercise prices of $21.78 and $18.18 per share, respectively, which vested immediately and expire five years from the date of grant. On April 16, 2003, warrants to acquire 83,333 and 5,000 shares were granted, at exercise prices of $22.50 and $20.04 per share, respectively, which vested immediately and expire five years from the date of grant. On May 2, 2003, warrants to acquire 29,412 shares were granted, at an exercise price of $23.58, which vested immediately and

BIOPURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expire five years from the date of grant. On May 6, 2003, warrants to acquire 27,778 shares were granted, at an exercise price of $23.76, which vested immediately and expire five years from the date of grant.

During fiscal 2004, Biopure granted a total of 2,026,701 warrants to unrelated parties in connection with the sale of registered shares. On February 19, 2004, warrants to acquire 138,889 shares were granted, at an exercise price of $15.00 per share, which vested immediately and expire four years from the date of grant. On September 14, 2004, warrants to acquire 1,780,955 shares were granted, at an exercise price of $2.52 per share, which vested immediately and expire five years from the date of grant. Also on September 14, 2004, warrants to acquire 106,857 shares were granted to the placement agent, at an exercise price of $3.18 per share, which become exercisable six months from the date of grant and expire five years from the date of grant. The total assigned value of the warrants to placement agents was reflected as a cost of raising equity.

During fiscal 2005, Biopure granted a total of 3,616,667 warrants to unrelated parties in connection with the sale of registered shares. On December 14, 2004, warrants to acquire 3,333,334 shares were granted, at an exercise price of $1.86 per share, which vested immediately and expire five years from the date of grant. Also on December 14, 2004, 200,000 shares were granted to the placement agent, at an exercise price of $2.40 per share, which became exercisable six months from the date of grant and expire five years from the date of grant. On January 10, 2005, 83,333 shares were granted to a placement agent at an exercise price of $4.278 per share, which became exercisable six months from the date of grant and expire five years from the date of grant. The total assigned value of the warrants to placement agents was reflected as a cost of raising equity.

In July 2005, the Company granted 100,000 warrants to consultants at an exercise price of $1.43 per share. These warrants became exercisable in January 2006 and expire on the second anniversary of their date of issuance. A related compensation expense of $19,000 was recorded during the fourth fiscal quarter.

Reserved Shares

At October 31, 2005, there were 8,955,261 shares of Class A Common Stock reserved for issuance under options and warrants and upon conversion of Class B Common Stock as shown below:

Outstanding stock options	2,582,329
Stock options available for grant	2,151,299
Outstanding warrants	4,009,613
Shares reserved for issuance upon conversion of Class B Common Stock	212,020

8,955,261

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

The Company has a defined contribution plan, the Biopure Corporation Capital Accumulation Plan, qualified under the provisions of Internal Revenue Code section 401(k). Employees are eligible for enrollment upon becoming employed and for discretionary matching after one year of service. The Company’s discretionary contribution vests after a period of three years from the date of employment. In 2005, 2004 and 2003, the Company contributed $147,000, $248,000, and $304,000 respectively, to the plan.

11.	Income Taxes

At October 31, 2005, the Company had available for the reduction of future years’ federal taxable income and income taxes, net operating loss carry forwards of approximately $312,386,000, expiring from the year ended

BIOPURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

October 31, 2006 through 2025, along with federal and state research and development and state investment tax credits of approximately $7,801,000, expiring from the year ended October 31, 2006 through 2025. Since the Company has incurred only losses since inception and due to the degree of uncertainty with respect to future profitability, the Company believes at this time that it is more likely than not that sufficient taxable income will not be earned to allow for realization of the tax loss and credit carry forwards and other deferred tax assets. Accordingly, the tax benefit of these items has been fully reserved.

In the event of any tax benefit relating to the valuation allowance of deferred tax assets, approximately $3,501,000, as of October 31, 2005 would be reported in additional paid in capital.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of October 31, 2005 and 2004 were as follows:

	2005	2004
	(In thousands)

Deferred tax assets:
Net operating loss carryforward	$116,463	$113,368
Capitalized research and development	48,117	47,779
Accruals and reserves	2,712	3,174
Tax credit carryforwards	7,801	8,158

Total deferred tax assets	175,093	172,479
Deferred tax liabilities:
Depreciation	2,588	2,814

Total deferred tax liabilities	2,588	2,814

Net deferred tax assets	172,505	169,665
Valuation allowance for deferred tax assets	(172,505)	(169,665)

Net deferred tax assets	$—	$—

In 2005, the valuation allowance increased by $2,840,000 due primarily to the increase in net operating losses combined with expired net operating losses.

12.	Commitments

In 1997, the Company entered into an agreement with B. Braun Melsungen A.G. (Braun) to repurchase shares of the Company’s common stock. This agreement was terminated in 1999 and resulted in a requirement that the Company pay Braun a royalty of two percent of the Company’s revenues from human product sales and license fees in a specified European region. Payments must be made on a quarterly basis until such amounts aggregate $7,500,000. In exchange for this royalty commitment, the rights to manufacture and market specified products in Braun’s territory were reacquired by the Company. No payments have been required or made as of October 31, 2005.

The Company leases office, research and manufacturing space under operating lease agreements that expire at various dates through February 29, 2008. The Company has the option to extend the terms of certain operating

BIOPURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

leases for additional periods. Future minimum lease payments under these leases, which include the facility subleased below, at October 31, 2005 are as follows:

2006	$1,104,850
2007	1,069,887
2008	598,785
2009	445,460
2010	66,215

$3,285,197

Rent expense was approximately $715,000, $1,117,000 and $1,154,000 in 2005, 2004 and 2003, respectively.

During fiscal 2005, the Company vacated office space and sublet it. The minimum payments to be received in the future under the noncancelable sublease are as follows:

2006	$271,815
2007	300,362
2008	101,833

$674,010

13.	Litigation

SEC Civil Injunctive Proceeding

On September 14, 2005, the U.S. Securities and Exchange Commission (SEC) filed a civil injunctive proceeding against Biopure, two former officers and one current officer in the U.S. District Court for the District of Massachusetts (the “District Court”). The SEC is seeking a permanent injunction restraining and enjoining the defendants from violating or aiding and abetting violations of federal securities laws, a civil monetary penalty from each of the defendants, and an order barring the former and current officer defendants from serving as officers or directors of any publicly-traded company. The complaint does not specify the amount of the civil monetary penalty sought.

A principal claim by the SEC is that the Company should have disclosed in April 2003 that the FDA put on hold a proposed clinical trial of Hemopure in trauma patients in the hospital setting. Under FDA regulations, a proposed trial is either placed on hold within 30 days or it may proceed as submitted. When the FDA communicated the hold, it asked data questions described as “safety concerns.” The Company’s position is that it was not required to disclose the hold status of the proposed trial in a new indication. The Company did not disclose the filing of the proposed protocol. It is not uncommon for there to be a dialogue with the FDA over a proposed trial. The Company did not view the data questions or the proposed trial itself to be material to an investment decision, as opposed to normal back-and-forth between the FDA and clinical trial sponsors. In addition, in-hospital trauma was not planned as an indication for commercial development, and the Company spent an insignificant amount of resources on the proposed trial.

When the protocol for the in-hospital trauma trial was filed, the FDA designated it as a separate investigational new drug application (IND) from the Company’s then-pending biologics license application (BLA) for a proposed orthopedic surgery indication. The FDA questions about data were asked in the context of the in-hospital trauma IND and referred to data that had been submitted in the BLA. The Company intends to prove that the FDA questions were specific to the in-hospital trauma IND, and the FDA was not addressing the status of the orthopedic surgery BLA in its communications about the IND.

The in-hospital trauma IND at issue in the SEC action was withdrawn by the Company in November 2003. A second contention in the SEC suit concerns a separate communication by the FDA with the Company about the

BIOPURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

orthopedic surgery BLA. The SEC staff has claimed that, in its view, the Company’s disclosures concerning a July 30, 2003 FDA letter about the BLA were too positive in tone.

The Company differs with the SEC about the allegations in the SEC complaint and is defending the case vigorously. In October, we filed an answer to the SEC complaint.

Private Class Action and Derivative Litigation

Following the Company’s announcement in December 2003 that it was being investigated by the SEC, the Company, two directors (one of which is a former director), its former Chief Executive Officer, its former Chief Technology Officer and its former Chief Financial Officer were named as defendants in a number of similar, purported class action complaints, filed between December 30, 2003 and January 28, 2004 (the “Complaints”), in the District Court by alleged purchasers of the Company’s common stock. Those complaints have since been consolidated in a single action. The consolidated complaint claims that the Company violated the federal securities laws based on the same allegations pursued by the SEC. The complaint does not specify the amount of alleged damages plaintiffs seek to recover. The complaint sets forth a class period of March 2003 through December 24, 2003. The defendants believe that the complaint is without merit and intend to defend the actions vigorously. At this time, the Company cannot estimate what impact these cases may have on its financial position or results of operations.

The seven members of the Company’s Board of Directors during the period March through December 2003 and certain officers during that period were named as defendants in two stockholder derivative actions filed on January 26, 2004 and January 29, 2004 in the same District Court. A consolidated, amended complaint has been filed and a request to amend again to copy the SEC’s civil injunctive complaint has also been filed. The Company is named as a defendant, even though in a derivative action any award is for the benefit of the Company, not individual stockholders. The consolidated, amended complaint alleges that the individual directors and an officer breached fiduciary duties in connection with the same disclosures referenced in the purported securities class action. The complaint does not specify the amount of the alleged damages plaintiffs seek to recover. A different stockholder also made demand on the Company’s directors on June 30, 2004 that they pursue similar claims on behalf of the Company, and a similar derivative case was filed in the Trial Court of Massachusetts, Middlesex County, on September 25, 2005. At this time, the Company cannot estimate what impact, if any, these cases may have on its financial position or results of operations.

14.	Subsequent Events

On December 27, 2005, Biopure completed a public offering of its common stock and warrants that raised $6.9 million, for net proceeds to the company of $6.1 million. The company sold 10,120,000 new shares of its common stock at $0.68 per share to institutional and individual investors and issued these investors warrants to purchase 10,120,000 shares of its common stock at an exercise price of $0.85 per share. These warrants vested immediately and expire five years from the date of issuance. The Company also issued to the underwriters warrants to acquire 1,056,000 shares of its Class A Common Stock at exercise prices of $0.85 for 528,000 shares and $0.816 for 528,000 shares. These warrants become exercisable one year from their date of issuance and expire on the fifth anniversary of their date of issuance.

On January 17, 2006, Biopure completed another public offering of its common stock and warrants that raised $3.4 million, for net proceeds to the Company of $3.0 million. The Company sold 4,110,000 new shares of its common stock at $0.82 per share to institutional and individual investors and issued these investors warrants to purchase 4,110,000 shares of its common stock at an exercise price of $1.025 per share. These warrants vested immediately and expire five years from the date of issuance. The Company also issued to the underwriters warrants to acquire 493,200 shares of its Class A Common Stock at exercise prices of $0.984 for 246,600 shares and $1.025 for 246,600 shares. These warrants become exercisable one year from their date of issuance and expire on the fifth anniversary of their date of issuance.

BIOPURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

All of the warrants issued in both of those financings are callable by the Company after six months provided, however, that the weighted average price of our Class A common stock for ten consecutive days is more than 150% of the exercise price of the warrants.

The proceeds from these offerings plus existing cash on hand are expected to fund operations through August 2006.

15.	Quarterly Financial Information (Unaudited)

The following is a summary of quarterly financial results for the fiscal years 2005 and 2004:

	4Q 2005	3Q 2005	2Q 2005	1Q 2005
	(In thousands, except per share data)

Statements of Operations Data:
Total revenues	$328	$483	$620	$679
Gross loss	(3,840)	(2,683)	(2,271)	(2,403)
Operating expenses:
Research and development	1,145	1,268	1,391	1,518
Sales and marketing	157	143	114	116
General and administration	3,201	2,412	2,867	3,614

Total operating expenses	4,503	3,823	4,372	5,248

Loss from operations	(8,343)	(6,506)	(6,643)	(7,651)
Other income, net	160	128	79	105

Net loss	$(8,183)	$(6,378)	$(6,564)	$(7,546)

Per share data:
Basic and diluted net loss per common share	$(0.34)	$(0.26)	$(0.27)	$(0.46)
Weighted-average shares used in computing basic net loss per common share	24,359	24,359	24,293	16,580

	4Q 2004	3Q 2004	2Q 2004	1Q 2004
	(In thousands, except per share data)

Statements of Operations Data:
Total revenues	$1,774	$333	$893	$750
Gross loss	(4,024)	(3,393)	(3,113)	(4,496)
Operating expenses:
Research and development	1,845	2,505	2,974	2,422
Sales and marketing	140	321	949	843
General and administration	3,318	3,207	5,009	3,273

Total operating expenses	5,303	6,033	8,932	6,538
Loss from operations	(9,327)	(9,426)	(12,045)	(11,034)
Other income, net	38	32	41	56

Net loss	$(9,289)	$(9,394)	$(12,004)	$(10,978)

Per share data:
Basic and diluted net loss per common share	$(0.93)	$(1.16)	$(1.52)	$(1.48)
Weighted-average shares used in computing basic net loss per common share	9,993	8,090	7,889	7,416