Form 10-Q
period 2006-01-31
BIOPURE CORP
filed 2006-03-13
CIK 815508

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2006

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
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The number of shares outstanding of each of the issuer’s classes of common stock as of March 10, 2006 was:

Class A Common Stock, $.01 par value Class B Common Stock, $1.00 par value	38,947,170 117.7

BIOPURE CORPORATION
Biopure®, Hemopure® and Oxyglobin® are registered trademarks of Biopure Corporation.

Part I
Item 1
BIOPURE CORPORATION
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	January 31, 2006	October 31, 2005
Assets:
Current assets:
Cash and cash equivalents	$15,151	$10,542
Accounts receivable, net	148	144
Inventories	3,215	3,449
Other current assets	1,209	1,440

Total current assets	19,723	15,575
Property, plant and equipment, net	25,035	26,000
Other assets	846	860

Total assets	$45,604	$42,435

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$512	$547
Accrued expenses	3,354	3,096
Current portion of deferred revenue	65	190
Current portion of restructuring charges	219	219

Total current liabilities	4,150	4,052
Deferred revenue, net of current portion	1,112	987
Restructuring charges, net of current portion	174	221
Other long-term liabilities	41	41

Total long-term liabilities	1,327	1,249
Stockholders’ equity:
Preferred stock, $0.01 par value, 30,000,000 shares authorized, no shares outstanding	—	—
Common stock:
Class A, $0.01 par value, 200,000,000 shares authorized, 38,589,170 shares outstanding at January 31, 2006 and 24,359,170 at October 31, 2005	386	244
Class B, $1.00 par value, 179 shares authorized, 117.7 shares outstanding	—	—
Capital in excess of par value	520,851	511,560
Contributed capital	24,574	24,574
Notes receivable	(235)	(235)
Accumulated deficit	(505,449)	(499,009)

Total stockholders’ equity	40,127	37,134

Total liabilities and stockholders’ equity	$45,604	$42,435

See accompanying notes.

BIOPURE CORPORATION
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	January 31, 2006	January 31, 2005
Revenues:
Product Revenue	$348	$293
Research and development revenues	129	386

Total revenues	477	679
Cost of product revenues	3,074	3,082

Gross loss	(2,597)	(2,403)
Operating expenses:
Research and development	1,474	1,518
Sales and marketing	172	116
General and administrative	2,300	3,614

Total operating expenses	3,946	5,248

Loss from operations	(6,543)	(7,651)
Other income, net	103	105

Net loss	$(6,440)	$(7,546)

Per share data:
Basic and diluted net loss per common share	$(0.22)	$(0.46)

Weighted-average shares used in computing basic and diluted net loss per common share	28,989	16,580

See accompanying notes.

BIOPURE CORPORATION
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	January 31, 2006	January 31, 2005
Operating activities:
Net loss	$(6,440)	$(7,546)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	979	1,087
Stock compensation expense	284	—
Cancellation of note receivable and accrued interest	—	24
Accretion of restructuring charge	10	—
Accrued interest on stockholders’ note receivable	—	1
Changes in assets and liabilities:
Accounts receivable	(4)	(43)
Inventories	234	458
Other current assets	231	406
Accounts payable	(35)	(22)
Accrued expenses	258	119
Restructuring charges	(57)	—

Net cash used in operating activities	(4,540)	(5,516)
Investing activities:
Purchases of property, plant and equipment	—	(27)
Other assets	—	23

Net cash used in investing activities	—	(4)
Financing activities:
Net proceeds from sales of common stock	9,149	21,060
Proceeds from the exercise of warrants	—	3,285

Net cash provided by financing activities	9,149	24,345
Net increase in cash and cash equivalents	4,609	18,825
Cash and cash equivalents at beginning of period	10,542	6,448

Cash and cash equivalents at end of period	$15,151	$25,273

Supplemental disclosure of cash flow information:
Fair value of warrants issued related to sales of common stock	$8,263	$4,857

See accompanying notes.

BIOPURE CORPORATION
Notes to Condensed Consolidated Financial Statements
January 31, 2006
(Unaudited)
1.	Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended January 31, 2006, are not necessarily indicative of the results that may be expected for the year ending October 31, 2006; however, the Company expects to incur a substantial loss for the year ending October 31, 2006.
Effective May 27, 2005, the Company’s outstanding and reserved class A common shares, stock options and warrants reverse split at a six to one ratio, with post split shares retaining a par value of $.01 per share. All references to shares, including shares issuable on exercise of warrants and options, have been adjusted to reflect the post reverse split amounts.
The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Biopure Netherlands, BV, Biopure South Africa, Pty, Ltd., Reperfusion Systems Incorporated, DeNovo Technologies Corporation and Biopure Overseas Holding Company, and NeuroBlok Incorporated, a 60% owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation. Comprehensive loss approximated net loss for all periods presented.
These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2005, filed with the SEC on January 17, 2006.
Certain prior period amounts have been adjusted to conform to the current year presentation.
The Company has financed operations from inception primarily through sales of equity securities and development and license agreement payments. The Company has not been profitable since inception and had an accumulated deficit of $505,449,000 at January 31, 2006. As of January 31, 2006, the Company had $15,151,000 in cash and cash equivalents. The Company expects this funding to be sufficient to fund operations through August 2006 under the Company’s current operating plan. The Company will require significant additional funding to remain a going concern and to fund operations until such time, if ever, as it becomes profitable. The Company intends to seek additional capital through sales of equity securities and, if appropriate, to consider strategic collaborations for sharing development and commercialization costs. However, there can be no assurance that adequate additional financing will be available to the Company on terms that it deems acceptable, if at all.
2.	Net Loss per Share
Basic net loss per common share is computed based on the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is computed based upon the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of the Company’s common stock equivalents, including the shares issuable upon the conversion of Class B Common Stock outstanding and the exercise of common stock options and warrants. The dilutive effect of stock options and warrants is determined based on the treasury stock method using the average market price of common stock for the period. However, basic and diluted net loss per common share is computed the same for all periods presented, as the Company had losses for all periods presented and, consequently, the effect of Class B Common Stock, options and warrants is anti-dilutive. Dilutive weighted average shares outstanding do not include 22,484,957 potential common-equivalent shares for the three months ended January 31, 2006 and 5,726,626 common-equivalent shares for the three months ended January 31, 2005, as their effect would have been anti-dilutive.

BIOPURE CORPORATION
Notes to Condensed Consolidated Financial Statements
January 31, 2006
(Unaudited)
(continued)
3.	Stock Based Compensation
As of January 31, 2006, the Company had one share-based compensation plan, the Biopure Corporation Omnibus Securities and Incentive Plan (“the Plan”). The Plan as amended, which is shareholder-approved, permits the grant of share options to its employees, consultants and directors for up to 4.37 million shares of common stock. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Options vest at various periods of up to four years and may be exercised within ten years of the date of grant.
The Company adopted the provisions of Statement of Financial Accounting Standards 123(R), “Share-Based Payment” (SFAS 123(R)), beginning November 1, 2005, using the modified prospective transition method. Under the modified prospective transition method, financial statements for periods prior to the adoption date are not adjusted for the change in accounting. However, compensation expense is recognized, based on the requirements of SFAS 123(R), for (a) all share-based payments granted after the effective date and (b) all awards granted to employees prior to the effective date that remain unvested on the effective date.
Prior to adopting SFAS 123(R), the Company used the intrinsic value method to account for stock-based compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” As a result of the adoption of SFAS 123(R), the Company is amortizing the unamortized stock-based compensation expense related to unvested option grants issued prior to the adoption of SFAS 123(R). Historically the fair value of options granted was calculated using the Black-Scholes Option Pricing Model. The Company has elected to continue to use this model. SFAS 123(R) also requires companies to utilize an estimated forfeiture rate when calculating the expense for the period, while, SFAS 123 permitted companies to record forfeitures based on actual forfeitures, which was the Company’s historical policy. The Company has applied an estimated forfeiture rate to remaining unvested awards based on historical experience in determining the expense recorded in the Company’s consolidated statement of operations. This estimate will be evaluated quarterly and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest. The Company has elected to recognize compensation cost for awards with pro-rata vesting using the straight-line method.
As a result of adopting the new standard, the Company has recorded $275,000 of stock-based compensation expense for the three months ended January 31, 2006. The stock-based compensation expense included $41,000 in cost of revenues, $36,000 in research and development, $1,000 in selling and marketing and $197,000 in general and administrative expense for the three months ended January 31, 2006. The compensation expense increased both basic and diluted net loss per share by $0.01. In accordance with the modified-prospective transition method of SFAS 123(R), results for prior periods have not been restated. As of January 31, 2006, there was $1.9 million of unrecognized compensation expense, net of forfeitures, related to non-vested market-based share awards that is expected to be recognized over a weighted-average period of 2.83 years.
The following table illustrates the effect on net loss and net loss per share for the three months ended January 31, 2005, if the Company had applied the fair value recognition provisions of Statement 123(R) to options granted under the Company’s stock option plan.

BIOPURE CORPORATION
Notes to Condensed Consolidated Financial Statements
January 31, 2006
(Unaudited)
(continued)

Three Months Ended
January 31,
In thousands (except per share data)	2005
Net loss, as reported	$(7,546)
Deduct: Total stock-based compensation expense determined under fair value based method for all employee awards	(893)

Pro forma net loss	$(8,439)

Net loss per common equivalent share:
Basic and diluted — as reported	$(0.46)

Basic and diluted — pro forma	$(0.51)

The fair value of each stock option is estimated on the date of grant using the Black-Scholes Option Pricing Model using the assumptions noted in the following table. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options. Expected volatility is based exclusively on historical volatility data of the Company’s stock. The Company estimated the stock option forfeitures based on historical experience. The Company was unable to use historical information to estimate the expected term due to a lack of historical exercise activity and therefore used the “simplified” method as prescribed by the Securities and Exchange Commissions’ Staff Accounting Bulletin No. 107.

	Three Months Ended
	January 31,	January 31,
	2006	2005
Risk-free interest rate	4.31%	3.81%
Expected volatility	85%	82%
Expected lives (years)	5.42	5.0
Expected dividend yield	—	—
The weighted average grant-date fair value of options granted during the quarter ended January 31, 2006 was $0.62 per share.
A summary of option activity under the Plan as of January 31, 2006, and changes during the three month period then ended is presented below (in thousands, except weighted average data):

		Weighted-	Weighted-
	Number	Average	Average
	of Stock	Exercise	Remaining	Aggregate
	Options	Price	Life in Years	Intrinsic Value
Outstanding at October 31, 2005	2,582	$12.74
Granted	32	0.88
Exercised	—	—
Forfeited/Cancelled/Expired	(130)	26.67

Outstanding at January 31, 2006	2,484	11.86	7.83	—

Exercisable at January 31, 2006	889	$29.26	5.06	—

A summary of the status of the Company’s nonvested shares as of January 31, 2006 is presented below (in thousands, except weighted average data):

BIOPURE CORPORATION
Notes to Condensed Consolidated Financial Statements
January 31, 2006
(Unaudited)
(continued)

		Weighted-
		Average grant
	Shares	date fair value
Nonvested at October 31, 2005	1,698	1.48
Granted	32	0.62
Vested	(87)	0.98
Forfeited	(48)	1.54

Nonvested at January 31, 2006	1,595	1.45
The fair value of shares vested during the three month periods ended January 31, 2006 and 2005 was $84,000 and $49,000, respectively. No options were exercised in either period presented.
4.	Inventories
Inventories are valued at the lower of cost (determined using the first-in, first-out method) or market. Inventories were as follows at the following dates:

In thousands	January 31, 2006	October 31, 2005
Raw materials	$743	$619
Work-in-process	283	388
Finished goods-Oxyglobin	703	792
Finished goods-Hemopure	1,486	1,650

	$3,215	$3,449

The inventory of Hemopure® [hemoglobin glutamer – 250 (bovine)] finished goods represents those units the Company expects to sell in South Africa or to be used in preclinical or clinical trials to be conducted by or on behalf of the U.S. Naval Medical Research Center (NMRC), for which the Company will be reimbursed. If the Company experiences a lack of or extremely limited sales in South Africa or further delays in the use of Hemopure by the NMRC, it may write off additional units in the future. Any additional writeoff would result in charges to operations through cost of revenues.
5.	Accrued Expenses

Accrued expenses consisted of the following:

In thousands	January 31, 2006	October 31, 2005
Accrued payroll and related employee expenses	$435	$318
Accrued vacation	276	321
Accrued legal and audit fees	269	277
Accrued severance	843	935
Financing fees	537	537
Other	994	708

	$3,354	$3,096

Included in accrued severance are costs relating to the resignation, in fiscal 2005, of the Company’s Chief Technology Officer. At October 31, 2005, the Company had an accrual of $917,000 representing the amount owed to him in accordance with his employment agreement. During the first fiscal quarter of 2006, the Company paid $81,000 for costs related to his resignation and, as a result, had an accrual of $836,000 at January 31, 2006, which is included in the accrued severance number above. These costs will be paid over the next 27 months in accordance with his employment agreement.

BIOPURE CORPORATION
Notes to Condensed Consolidated Financial Statements
January 31, 2006
(Unaudited)
(continued)
6.	Restructuring
During the first quarter of fiscal 2005, the Company vacated leased office space and sublet it for a period of 38 months. The Company accounted for the transaction in accordance with FAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” These costs were included in general and administrative expense in the consolidated statement of operations during fiscal 2005 and the remaining obligation is accrued both in the current portion of restructuring charges, and in restructuring charges, net of current portion on the condensed consolidated balance sheet at January 31, 2006.
The following table displays the restructuring activity and liability balances (in thousands):

Balance at October 31, 2005	$440
Accretion of liability	10
Payments	(57)

Balance at January 31, 2006	$393

7.	Commitments

Research Agreement(1)

In 2003, the Company entered into a Cooperative Research and Development Agreement (CRADA) with the NMRC. Under the CRADA, as amended, the NMRC has primary responsibility for designing, seeking U.S. Food and Drug Administration (FDA) acceptance of and conducting a planned two-stage Phase 2/3 clinical trial of Hemopure in trauma patients with severe hemorrhagic shock (acute blood loss) in the out-of-hospital setting. Biopure and the NMRC are each expected to fund the activities for which it is responsible. The Company believes that all or most of its costs could be covered by government funding. To date, Congress has appropriated a total of $22.5 million to the U.S. Navy and Army for the development of Hemopure for potential use in military and civilian trauma indications and to cover military administrative costs. Of this amount, approximately $5 million is being administered by the Army.(2)

8.	Recently Issued Accounting Standards

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs” (“SFAS No. 151”), to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. This standard requires that such items be recognized as current-period charges. This standard also establishes the concept of “normal capacity” and requires the allocation of fixed production overhead to inventory based on the normal capacity of the production facilities. Any unallocated overhead must be recognized as an expense in the period incurred. This standard is effective for inventory costs incurred starting November 1, 2005. The adoption of SFAS No. 151 has not had a significant impact on the results of operations or financial position.

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

BIOPURE CORPORATION
Notes to Condensed Consolidated Financial Statements
January 31, 2006
(Unaudited)
(continued)
prior periods unless it is impracticable to do so. SFAS No. 154 replaces APB Opinion No. 20 and SFAS No. 3, though it carries forward the guidance in those pronouncements with respect to accounting for changes in estimates, changes in the reporting entity and the correction of errors. This statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe the adoption of this standard will have a material impact on its financial position and results of operations.
9. Litigation
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
When the protocol for the in-hospital trauma trial was filed, the FDA designated it as an IND separate from the then-pending biologics license application (BLA) for a proposed orthopedic surgery indication. The FDA questions about data were asked in the context of the in-hospital trauma IND and referred to data that had been submitted in the BLA. The Company intends to prove that the FDA questions were specific to the in-hospital trauma IND, and the FDA was not addressing the status of the orthopedic surgery BLA in its communications about the IND.
The Company withdrew the in-hospital trauma IND at issue in the SEC action in November 2003.
A second contention in the SEC suit concerns a separate communication by the FDA with the Company about the orthopedic surgery BLA. The SEC staff has claimed, among other things, that, in its view, the disclosures concerning a July 30, 2003 FDA letter about the BLA were too positive in tone.
In October, the Company filed an answer to the SEC complaint. The Company is pressing to move the case quickly. That motion has been fully briefed. No amounts have been accrued to date with regard to this proceeding.
On March 11, 2006, the Company and the current officer defendant reached an agreement in principle with the SEC staff to recommend settlement of this matter. Under the proposed settlement, no fines or disgorgement would be required of the Company and it would have no effect on the employment or officer status of the individual. The Company would agree to an injunction against violations of certain securities laws and regulations and the officer would agree to an injunction against violations of certain non intent-based provisions. The agreement in principle is subject to approval by the Commissioners of the SEC and could be rejected or modified. Pending the decision of the Commissioners, the staff has indicated that it would agree to a motion for a continuance of all current court ordered deadlines.

BIOPURE CORPORATION
Notes to Condensed Consolidated Financial Statements
January 31, 2006
(Unaudited)
(continued)
Private Class Action and Derivative Litigation
Following the announcement in December 2003 that the Company was being investigated by the SEC, Biopure, two directors (one a former director), its former Chief Executive Officer, former Chief Technology Officer and former Chief Financial Officer were named as defendants in a number of similar, purported class action complaints, filed between December 30, 2003 and January 28, 2004, in the District Court by alleged purchasers of the Company’s common stock. Those complaints have since been consolidated in a single action. The consolidated complaint claims that the Company violated the federal securities laws based on the same allegations pursued by the SEC. The complaint does not specify the amount of alleged damages plaintiffs seek to recover. The complaint sets forth a class period of March 2003 through December 24, 2003. The Company believes that the complaint is without merit and intends to defend the actions vigorously. At this time, the Company cannot estimate what impact these cases may have on its financial position or results of operations. Recently, the plaintiffs filed a motion to amend again to copy the SEC’s civil injunctive complaint. The Court has heard argument on this motion and taken the matter under advisement.
The seven members of the Company’s Board of Directors during the period March through December 2003 and certain officers during that period were named as defendants in two stockholder derivative actions filed on January 26, 2004 and January 29, 2004 in the same District Court. A consolidated, amended complaint has been filed. Another request to amend again to copy the SEC’s civil injunctive complaint has also been filed. The Court has heard argument on this motion and taken the matter under advisement. Biopure is named as a defendant, even though in a derivative action any award is for the benefit of the Company, not individual stockholders. The consolidated, amended complaint alleges that the individual directors and an officer breached fiduciary duties in connection with the same disclosures referenced in the purported securities class action. The complaint does not specify the amount of the alleged damages plaintiffs seek to recover. A different stockholder also made demand on the Company’s directors on June 30, 2004 that they pursue similar claims on behalf of Biopure, and a similar derivative case was filed in the Trial Court of Massachusetts, Middlesex County, on September 25, 2005. The Company has filed a motion to dismiss the case in Middlesex County. At this time, the Company cannot estimate what impact, if any, these cases may have on its financial position or results of operations. No amounts have been accrued to date with regard to these actions.

BIOPURE CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
January 31, 2006
Management’ s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement Regarding Forward-Looking Information
The following discussion of the Company’s financial condition and results of operations includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these statutes. These forward-looking statements include, without limitation, statements about the clinical development program, market opportunity, strategies, competition, expected activities, expected profitability and investments as the Company pursues its business plan, and the adequacy of its available cash resources. These forward-looking statements are usually accompanied by words such as “believe,” “anticipate,” “plan,” “seek,” “expect,” “intend” and similar expressions. The forward-looking information is based on various factors and was derived using numerous assumptions.
These forward-looking statements involve risk and uncertainties. Forward-looking statements include those that imply that the Company will be able to commercially develop Hemopure, that in pursuing cardiovascular and trauma indications the Company will be able to address the safety and other questions of the U.S. Food and Drug Administration (FDA) arising out of its previously submitted biologics license application (BLA) for an orthopedic surgery indication, that the Company’s expectations regarding the role of the U.S. Naval Medical Research Center (NMRC) in assuming and carrying out primary responsibility for conducting a two-stage Phase 2/3 clinical trial in the out-of-hospital setting will be met, that the Company will be able to obtain regulatory approvals required for the marketing and sale of Hemopure in a major market, that anticipated milestones will be met in the expected timetable, that any preclinical or clinical trials will be successful, that Hemopure, if it receives regulatory approval, will attain market acceptance and be manufactured and sold in amounts to attain profitability, that the Company will be able to successfully increase its manufacturing capacity for Hemopure if it receives regulatory approval, that the Company will be able to manage its expenses effectively and raise the funds needed to operate its business, or that the Company will be able to stabilize and enhance its financial position. Actual results may differ materially from those set forth in the forward-looking statements due to risks and uncertainties that exist in the Company’s operations and business environment. These risks include the factors identified under “Risk Factors” in this report. All forward-looking statements included or incorporated by reference in this report are based on information available to the Company on the date such statements were made. In light of the substantial risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this report should not be regarded as representations by us that the Company’s objectives or plans will be achieved. The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any additional disclosures the Company makes in its Form 10-Q, 8-K and 10-K reports to the SEC.
The content of this document does not necessarily reflect the position or the policy of the U.S. Government or the Department of Defense, and no official endorsement should be inferred.
Overview
Biopure intends to conduct parallel, pilot clinical trials of Hemopure to assess the potential of several ischemia indications before committing significant funding for advanced clinical trials. The Company is currently pursuing this ischemia development program in Europe and South Africa. In the U.S., the Company continues to respond to issues raised by the FDA as a prerequisite to seeking regulatory clearance to initiate ischemia trials in the U.S. and to support the Navy’s government-funded development of a potential out-of-hospital trauma indication.

BIOPURE CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
January 31, 2006
(continued)
Significant additional capital will be required to fund the Company’s operations until such time, if ever, as it becomes profitable. The Company intends to seek additional capital through public or private sales of equity securities and, if appropriate, consider corporate collaborations for sharing development and commercialization costs. The Company also plans to continue to aggressively manage expenses, after reducing its workforce and other expenses in recent years. These cost-cutting measures include reducing the Company’s manufacturing operations and thus limiting production and sales of Oxyglobin® [hemoglobin glutamer – 200 (bovine)] to keep its veterinary business viable until such time, if ever, as it can produce Oxyglobin more cost-effectively.
The Company expects that its operations for the remainder of fiscal 2006 will consist primarily of clinically developing Hemopure for potential ischemia and trauma indications, communicating with the FDA, submitting a marketing application in Europe for a proposed orthopedic surgical anemia indication, and maintaining some manufacturing capability. At January 31, 2006, the Company had $15.2 million in cash on hand, which it believes will fund operations through August 2006 under the current operating plan.
Critical Accounting Policies
The Company’s significant accounting policies are described in the Notes to the Consolidated Financial Statements contained in its Annual Report on Form 10-K for the fiscal year ended October 31, 2005. The application of the Company’s critical accounting policies is particularly important to the accurate portrayal of its financial position and results of operations. These critical accounting policies require the Company to make subjective judgments in determining estimates about the effect of matters that are inherently uncertain.
The following critical accounting policies are considered most significant:
Inventories
Inventories are stated at the lower of cost (determined using the first-in, first-out method) or market. Inventories consist of raw material, work-in-process and Hemopure and Oxyglobin finished goods. Both Oxyglobin and Hemopure have a shelf life of 3 years from the date of manufacture (Hemopure’s approved shelf life in South Africa is two years.) Inventories are reviewed periodically to identify expired units and units with a remaining life too short to be commercially viable or usable in clinical trials based on projected and historical clinical and sales activity. Inventories are also subject to internal quality compliance investigations. The inventory of Hemopure finished goods represents the units the Company expects to sell in South Africa or use in reimbursable preclinical and clinical studies. The Company has been and expects to continue to be reimbursed for the cost of units to be used in a proposed trauma trial to be conducted by or on behalf of the NMRC. Any units expected to be consumed by the Company in its own preclinical studies or clinical trials are carried in inventory at no value until used. If the Company experiences lower than forecasted sales in South Africa or in the use of Hemopure by the NMRC, the Company may write off additional units in the future.
Long-Lived Assets
SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company’s investments in property and equipment, such as construction in progress and new facility construction; real property license rights related to the source, supply and initial processing of its major raw material; and the asset related to the expenditures for a planned manufacturing facility in South Carolina are the principal long-lived assets that could be subject to such a review.

BIOPURE CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
January 31, 2006
(continued)
The Company considered whether or not there were indicators of impairment of its long-lived assets as of the end of the quarter and determined that no such impairment indicators existed at that time. The Company continually monitors business and market conditions to assess whether an impairment indicator exists. If the Company were to determine that an impairment indicator exists, it would be required to perform an impairment test, which might result in a material impairment charge to the statement of operations.
Revenue Recognition
The Company recognizes revenue from sales of Hemopure and Oxyglobin upon shipment, provided that there is evidence of a final arrangement, there are no uncertainties surrounding acceptance, title has passed, collectibility is probable and the price is fixed or determinable. The Company is marketing Hemopure to hospitals and other institutions in South Africa through a healthcare distributor. The Company sells Oxyglobin directly to veterinarians in the United States and to a distributor in the United Kingdom that sells the product in the European Union and to other local veterinary distributors in England and Germany. Collectibility is reasonably assured once pricing arrangements are established, as these agreements establish the distributor’s intent to pay. The Company’s customers do not have a right to return product.
The Company monitors creditworthiness on a regular basis and believes collectibility of product revenues is reasonably assured at the time of sale.
The Company recognizes revenue from the U.S. military upon invoicing for reimbursable expenses incurred in connection with developing Hemopure for a trauma indication. Amounts received for future inventory purchases, recorded as deferred revenue, will be recognized upon shipment in accordance with those provisions discussed above.
Research and Development
Since its founding in 1984, Biopure has been primarily a research and development company focused on developing Hemopure, the Company’s oxygen therapeutic for human use, and obtaining regulatory approval in the United States and other markets. The Company’s research and development expenses have been devoted to basic research, product development, process development, preclinical studies, clinical trials and preparing and filing a biologic license application for Hemopure with the FDA. In addition, the Company’s development expenses historically included the design, construction, validation and maintenance of a large-scale pilot manufacturing plant in Cambridge, Massachusetts. The existing plant was completed in 1995, expanded in 1998 and expanded again in 2002.
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
Prior to 1998, the Company only manufactured product for use in preclinical and clinical trials and production costs were charged wholly to research and development. As an offshoot of the research and development for Hemopure, Oxyglobin, a similar product, gained approval for veterinary use in 1998. Oxyglobin was then produced for sale in the pilot manufacturing plant that was built and maintained primarily for the development of Hemopure. Because of this marketing approval, costs of production of Oxyglobin for sale and an allocation of manufacturing overhead based on capacity used for Oxyglobin are charged to inventory and to cost of revenues. Since marketing approval was received for Hemopure in South Africa in 2002, costs of production of Hemopure for sale and an allocation of manufacturing overhead based on capacity used for Hemopure have been charged to inventory and to cost of revenues.

BIOPURE CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
January 31, 2006
(continued)
Results of Operations
As the Company generates net losses, the key drivers of the losses are cost of revenues, research and development and other expenses consisting of sales and marketing and general and administrative. Inflation and changing prices have not had a significant impact on the revenues or loss from operations in the periods presented below. For the three month periods ended January 31, 2006 and 2005, these items were as follows:

	Three Months Ended
	January 31, 2006		January 31, 2005
		Percent of		Percent of
	Amount	Total Costs	Amount	Total Costs
Oxyglobin Product Sales	$341		$292
Hemopure Product Sales	4		—
Research and Development Revenues	129		386
Other Revenues	3		1

Total Revenues	477		679

Cost of Revenues
Oxyglobin	698	10%	609	7%
Hemopure	2,376	34%	2,473	30%

Total Cost of Revenues	3,074	44%	3,082	37%
Research and Development	1,474	21%	1,518	18%
Sales and Marketing
Oxyglobin	18	0%	6	0%
Hemopure	154	2%	110	1%

Total Sales and Marketing	172	2%	116	1%
General and Administrative	2,300	33%	3,614	44%

Total Costs	$7,020	100%	$8,330	100%
Three months ended January 31, 2006 compared to three months ended January 31, 2005
Total revenues for the first quarter of 2006 were $477,000, including $341,000 from sales of Biopure’s veterinary product Oxyglobin, $129,000 from past congressional appropriations administered by the U.S. Army and $4,000 from sales of Hemopure in South Africa, the first-ever commercial sale of a hemoglobin-based oxygen therapeutic for human use. The Army payments reimburse Biopure for certain trauma development expenses for Hemopure. Total revenues for the same period in 2005 were $679,000, including $386,000 from Army payments and $292,000 from Oxyglobin sales.

BIOPURE CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
January 31, 2006
(continued)
Total cost of revenues was comparable for the first quarter of fiscal 2005 and 2006. Cost of revenues includes costs of both Hemopure and Oxyglobin. Hemopure cost of revenues, consisting primarily of the allocation of unabsorbed fixed manufacturing costs, was $2.4 million for the first quarter of fiscal 2006 compared to $2.5 million for the same period in 2005. Manufacturing spending was nearly the same during the first quarter of fiscal 2006 compared to the same period last year. Oxyglobin cost of revenues was $698,000 for the first quarter of fiscal 2006 compared to $609,000 for the same period in 2005.
A breakdown of the Company’s research and development expenses by major activity is as follows:

	Three Months Ended
	January 31, 2006		January 31, 2005
		Percent of		Percent of
In thousands	Amount	Total R&D Costs	Amount	Total R&D Costs
BLA Preparation and Support of Review Process	$275	19%	$824	55%
EU Submission	233	16%	—	—
Ischemia Program	283	19%	322	21%
Trauma Program	198	13%	309	20%
CABG Trial	92	6%	—	—
Other Projects	393	27%	63	4%

Total	$1,474	100%	$1,518	100%

Orthopedic Surgery/BLA Project
Historically, virtually all of the research and development expenses related to an anticipated surgical anemia indication. Research and development expenses continue to include amounts for support of the BLA review process, including responding to FDA inquiries. (The BLA was filed for an orthopedic surgery indication.) As described above, the Company’s primary strategic focus is now the development of Hemopure for ischemia, primarily in the cardiovascular area, and trauma indications. The Company cannot predict whether it will ever realize material cash inflows from a surgical anemia indication.
Ischemia and Trauma Projects
Both the ischemia and the trauma projects are in early stages (i.e., safety clinical trials and preclinical animal studies), although the NMRC is seeking FDA authorization to conduct a Phase 2/3 trial in trauma patients. Cumulative ischemia project expenditures of $3.2 million as of January 31, 2006 consist primarily of the costs of preparing and carrying out a Phase 2 clinical trial in Europe. Cumulative trauma expenditures of $2.7 million as of January 31, 2006 consist of costs to conduct preclinical studies and preparation costs primarily associated with protocol and study design for the proposed NMRC sponsored out-of-hospital trauma indication.
Regulatory agency requirements for additional clinical trials and any further preclinical studies that might be necessary for either an ischemia indication or for use in trauma patients cannot be estimated at this time. The risks and uncertainties associated with the early stage of planning and execution of the ischemia and trauma clinical development programs include, among other things, uncertainties about results that at any time could require us to abandon or greatly modify either project. Accordingly, the Company cannot estimate the period in which material net cash inflows for either of these two projects might commence, if ever, and it does not expect to obtain marketing approval of a potential ischemia indication or trauma indication earlier than 2009.
Research and development expenses were $1.5 million for the first quarter of fiscal 2006 and for the corresponding period in 2005. In 2006, higher salary, outside services and travel-related expenses offset lower spending on preclinical animal studies and other activities related to the Company’s communications with the FDA.

BIOPURE CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
January 31, 2006
(continued)
Sales and marketing expenses increased to $172,000 for the first quarter of fiscal 2006, from $116,000 for the same period in 2005. Of the $56,000 increase, Hemopure-related sales and marketing expenses increased $44,000 and Oxyglobin-related sales and marketing expenses increased $12,000. Hemopure expenses consist of activities in South Africa, where product sales were recently initiated. To support selling in South Africa, the Company expects Hemopure-related sales and marketing expenses to increase in 2006 compared to 2005. Oxyglobin expenses for the first quarter of fiscal 2006 increased compared to the same period last year, but the Company does not expect a material increase in these expenses for the 2006 fiscal year.
General and administrative expenses decreased $1.3 million during the first fiscal quarter of 2006 compared to the same period in 2005 primarily due to a one-time, non-cash expense of $824,000 in 2005 for a settlement agreement with the former registration holder and distributor for Hemopure in South Africa. The remaining decrease was due to a decrease in outside services expense and marginal decreases in salaries and severance expenses and legal fees for general corporate and patent matters. The decreases were partially offset by $197,000 of stock-based compensation recorded under newly adopted Financial Accounting Standards Board Statement No. 123(R). See Note 3 to the condensed consolidated financial statements for further discussion.
Liquidity and Capital Resources
At January 31, 2006, the Company had $15,151,000 in cash and cash equivalents, which it believes to be sufficient to fund operations through August 2006. The Company will require significant additional funding to remain a going concern and to fund operations until such time, if ever, as it becomes profitable. The Company will continue to explore opportunities to raise capital, through sales of equity securities and, if appropriate, to consider strategic collaborations for sharing development and commercialization costs. However, there can be no assurance that adequate additional financing will be available to the Company on terms that it deems acceptable, if at all.
Net cash used in operating activities decreased $975,000 in the first three months of 2006 compared to the corresponding period last year primarily due to reduced operating expenses. Cash used in operating activities was $4.5 million for the first quarter of fiscal 2006, which included a net loss of $6.4 million, decreased by non-cash charges of $979,000 for depreciation and amortization and $284,000 for compensation expense related to the issuance of stock options and decreases in inventory and prepaid expenses of $234,000 and $231,000, respectively.
There were no significant investing activities in the first quarter of 2006 or 2005.
In the first quarter of fiscal 2006, financing activities provided the Company with $9.15 million in cash from the sale of common stock and warrants versus the first quarter of fiscal 2005, in which net proceeds from the sale of common stock and warrants provided it with $24.35 million.
Recently Issued Accounting Standards
In November 2004, the FASB issued SFAS No. 151, “Inventory Costs” (“SFAS No. 151”), to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. This standard requires that such items be recognized as current-period charges. This standard also establishes the concept of “normal capacity” and requires the allocation of fixed production overhead to inventory based on the normal capacity of the production facilities. Any unallocated overhead must be recognized as an expense in the period incurred. This standard is effective for inventory costs incurred starting November 1, 2005. The adoption of SFAS No. 151 has not had a significant impact on the results of operations or financial position.
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

BIOPURE CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
January 31, 2006
(continued)
When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS 154 requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS 154 shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the provisions of the SFAS 154 will have a significant impact on its results of operations or its financial position.
On December 16, 2004 the FASB issued SFAS Statement No. 123 (R) (SFAS 123(R)), Share-Based Payment, which is a revision of SFAS Statement No. 123 (SFAS 123), Accounting for Stock-Based Compensation. SFAS 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach on SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.
SFAS 123(R) must be adopted for fiscal years starting after June 15, 2005. As a result, the Company has adopted SFAS 123(R) starting in its fiscal first quarter of 2006, which began on November 1, 2005.
As permitted by SFAS 123, the Company historically accounted for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognized no compensation cost for employee stock options. The Company has adopted the “modified prospective” method alternative outlined in SFAS 123(R). A “modified prospective” method is one in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date. As a result, the Company is amortizing the unamortized stock-based compensation expense related to unvested option grants issued prior to the adoption of SFAS 123(R), whose fair value was calculated utilizing a Black-Scholes Option Pricing Model. For options granted after the adoption of SFAS 123(R), the Company has elected to use a bi-romial model to determine the weighted average fair value of options, rather than the Black-Scholes model, which it had previously used. In addition, SFAS 123(R) requires companies to utilize an estimated forfeiture rate when calculating the expense for the period, whereas, SFAS 123 permitted companies to record forfeitures based on actual forfeitures, which was the Company’s historical policy under SFAS 123. As a result, the Company has applied an estimated forfeiture rate of 4.6% in determining the expense recorded in its consolidated statement of income. For further information regarding the assumptions the Company used in determining its stock-based compensation expense, see Note 3 to the financial statements.
During the quarter ended January 31, 2006, the Company has recorded $275,000 of stock-based compensation expense as a result of the adoption of SFAS 123(R). The stock-based compensation expense included $41,000 in cost of revenues, $36,000 in research and development, $1,000 in selling and marketing and $197,000 in general and administrative expense for the three months ended January 31, 2006. The compensation expense increased both basic and diluted net loss per share by $0.01. In accordance with the modified-prospective transition method of SFAS 123(R), results for prior periods have not been restated. As of January 31, 2006, there was $1.9 million of unrecognized compensation expense related to non-vested market-based share awards that is expected to be recognized over a weighted-average period of 2.83 years.

BIOPURE CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
January 31, 2006
(continued)
Item 3. Quantitative and Qualitative Disclosure About Market Risk
The Company currently does not have foreign currency exchange risks, with the exception of negligible exchange fluctuations associated with expenses for marketing and regulatory activities outside of the United States. Biopure sells Oxyglobin to its European distributors in U.S. dollars and therefore its customers bear the risk of foreign currency exchange fluctuation. Customers in South Africa will be charged and will pay in South African Rand. The Company expects the foreign currency exchange fluctuation to be negligible initially, as sales are not expected to be significant and should be offset by local currency expenses. The Company intends to develop policies to minimize exchange fluctuation risk if and when sales volume increases. The Company invests its cash and cash equivalents in money market funds. These investments are subject to interest rate risk. However, due to the nature of the Company’s short-term investments, it believes that the financial market risk exposure is not significant.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures.
Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by the Company in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
(b) Changes in Internal Control Over Financial Reporting.
There have been no changes in the Company’s internal control over financial reporting (as defined under Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during its most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

BIOPURE CORPORATION
Part II — Other Information
January 31, 2006
Item 1. Legal Proceedings
The information in Note 9 to the Condensed Consolidated Financial Statements is incorporated herein by reference.

BIOPURE CORPORATION
Part II — Other Information
January 31, 2006
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
     We have had annual losses from operations since our inception in 1984. In the fiscal years ended October 31, 2003, 2004 and 2005, we had losses from operations of $47,312,000, $41,832,000 and $29,143,000. We had an accumulated deficit of $505,449,000 as of January 31, 2006. We anticipate that we will continue to generate losses for the next several years. Even if Hemopure were to be approved by the FDA or analogous European regulatory authorities, we might not be able to achieve profitable operations.
We require significant funding in order to continue to operate.
     We expect that our cash on hand at January 31, 2006 will fund operations through August 2006. Sufficient funds may not be available to us thereafter or on terms that we deem acceptable, if they are available at all. Our auditors have modified their report for our fiscal year ended October 31, 2005 with respect to our ability to continue as a going concern. This modification may negatively impact our capital raising efforts.
We are required under the Nasdaq Stock Market’s Marketplace Rules to obtain stockholder approval for any issuance of additional equity securities that would comprise more than 20 percent of our total shares of common stock outstanding before the issuance of the securities at a discount to the greater of book or market value in an offering that is not deemed to be a “public offering” by Nasdaq. Funding of our operations in the future may require stockholder approval for purposes of complying with the Nasdaq Marketplace Rules. We could require such approval to raise additional funds but might not be successful in obtaining any such required stockholder approval.
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

BIOPURE CORPORATION
Part II — Other Information
January 31, 2006
We may not be able to continue as a going concern, as our funds are only sufficient to fund operations into August 2006.
     Our funds on hand, amounts raised subsequent to year-end and forecasted sales for fiscal 2006 at October 31, 2005 were not sufficient to fund our planned operations through fiscal 2006 and, as a result, the audit report of Ernst & Young LLP, our independent registered public accounting firm, on our fiscal 2005 consolidated financial statements includes a going concern modification. This type of modification typically would indicate that our recurring losses from operations and current lack of sufficient funds to sustain operations through the end of fiscal 2006 raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. If we became unable to continue as a going concern, we would have to liquidate our assets and we might receive significantly less than the values at which they are carried on our consolidated financial statements. Any shortfall in the proceeds from the liquidation of our assets would directly reduce the amounts, if any, that holders of our common stock could receive in liquidation.
     To remain a going concern, we require significant funding. The inclusion of a going concern modification in Ernst & Young LLP’s audit opinion may materially and adversely affect our stock price and our ability to raise new capital.
If we cannot retain the personnel we need, our costs will rise significantly. If we cannot hire or retain the best people, our operations will suffer.
     We may experience the loss of personnel, including executives and other employees, as a result of attrition, which we have previously experienced. We expect that in the future we will need to recruit and retain personnel for important positions. We may be unable to do so, in particular if we are unable to improve our financial position by raising additional capital.
We may fail to obtain FDA approval for Hemopure, in which event we cannot market Hemopure in the United States, which would have negative consequences for the Company.
     We will not be able to market Hemopure in the United States unless and until we receive FDA approval. In pursuing both the ischemia and trauma indications for Hemopure, as a prerequisite to further clinical trials for Hemopure in the United States, we must address FDA questions arising out of our previously-submitted BLA for an orthopedic surgery indication. Addressing these questions requires considerable data gathering and analysis. We must rely on contractors to complete some of the work. We have been delayed, and could be further delayed, in responding either by the contractors’ failure or inability to complete their tasks in a timely manner, or by other unanticipated delays or difficulties and lack of resources. The FDA may find that responses we may give and the results of preclinical studies the FDA requested do not adequately address its questions. In turn, we would be indefinitely unable to pursue development of Hemopure in the United States, a very large, key market.
     Moreover, even if we adequately address the FDA’s questions, we will need to obtain FDA acceptance of the protocols for, and to complete, human clinical trials to obtain FDA approval for Hemopure for ischemia, and the NMRC will need to obtain acceptance of its protocol for trauma. We cannot predict when or whether we will submit an IND for an ischemia indication. Consequently, we do not know whether or when we will be able to commence a U.S. clinical trial of Hemopure for an ischemia indication, or that we will be able to conduct or satisfactorily conclude additional clinical trials required to obtain FDA marketing authorization for this indication. In the case of the trauma indication, the NMRC has primary responsibility for designing and seeking FDA acceptance of a two-stage Phase 2/3 clinical protocol for trauma in the out-of-hospital setting and is expected to be principally

BIOPURE CORPORATION
Part II — Other Information
January 31, 2006
responsible for conducting the trial. The NMRC has filed an IND, and the FDA has put the proposed trauma protocol on clinical hold. If the FDA ultimately grants acceptance and the trial is commenced and concluded, the results of the trial may not lead to authorization for marketing Hemopure for the proposed trauma indication.
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
     To gain regulatory approval from the FDA and European regulatory authorities for the commercial sale of any product, including Hemopure, we must demonstrate in clinical trials, and satisfy the FDA and foreign regulatory authorities as to, the safety and efficacy of the product. Clinical trials are expensive and time-consuming, as is the regulatory review process. Clinical trials are also subject to numerous risks and uncertainties not within our control. For example, data we obtain from preclinical and clinical studies are susceptible to varying interpretations that could impede regulatory approval. Further, some patients in our clinical trials may have a high risk of death, age-related disease or other adverse medical events that may not be related to our product. These events may affect the statistical analysis of the safety and efficacy of our product. If we obtain marketing authorization for a product, the authorization will be limited to the indication approved.
     In addition, many factors could delay or result in termination of ongoing or future clinical trials. Results from ongoing or completed preclinical or clinical studies or analyses could raise concerns over the safety or efficacy of a product candidate. For example, in April 2003 the FDA placed a proposed Phase 2 clinical trial of Hemopure for the treatment of trauma in the in-hospital setting on clinical hold citing safety concerns based on a review of data from our Phase 3 clinical trial in patients undergoing surgery. More recently it placed a clinical hold on a trauma trial proposed by the NMRC. We cannot assure investors that the FDA will not delay the development of Hemopure by continuing its current hold or placing other clinical trials we sponsor or others may sponsor on hold in the future. A clinical trial may also experience slow patient enrollment. The rate of completion of our clinical trials is dependent in large part on the rate of patient enrollment. There may be limited availability of patients who meet the criteria for certain clinical trials. Delays in planned patient enrollment can result in increased development costs and delays in regulatory approvals. Further, we rely on investigating physicians and the hospital trial sites to enroll patients. In addition, patients may experience adverse medical events or side effects resulting in delays, whether or not the events or the side effects relate to the study material, and there may be a real or perceived lack of effectiveness of, or safety issues associated with, the product we are testing.

BIOPURE CORPORATION
Part II — Other Information
January 31, 2006
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
The Securities and Exchange Commission has filed a civil injunctive proceeding against us, two of our former officers and one of our current officers. We and several of our former officers and former and current directors are subject to consolidated class action lawsuits, and we and several of our former and current directors and officers are subject to consolidated derivative actions.
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
The litigation matters described under “Item 3. Legal Proceedings” in our 2005 Annual Report on Form 10-K, and any other litigation matters with which we become involved, may harm our business and financial condition if they result in substantial fines, judgments or settlements that exceed the amount of coverage under our insurance policies, or if such fines, judgments or settlements are not covered by our insurance policies.
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

BIOPURE CORPORATION
Part II — Other Information
January 31, 2006
     The U.S. Department of Labor is currently investigating our medical plan and 401(k) plan (capital accumulation plan). We have provided plan documents and other information to the Department in response to the Department’s requests, which appear at this time to be routine.
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
     If we do not enter into a satisfactory distributorship agreement, we may be required to seek an alternative arrangement such as an alliance with a pharmaceutical company, or recruiting, training and retaining a marketing staff and sales force of our own. We may not be successful in obtaining satisfactory distributorship agreements or entering into alternative arrangements. Although we have entered into a distributor agreement in South Africa, we are experiencing slow sales of Hemopure there. If we fail to establish a revenue stream in South Africa, we might have to withdraw from that market.
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
If we cannot obtain market acceptance of Hemopure, we will not be able to generate adequate, profitable sales.
     Even if we succeed in obtaining marketing approval for Hemopure, a number of factors may affect future sales of our product. These factors include:
•	whether and how quickly physicians accept Hemopure as a cost-effective and therapeutic alternative to other products;

•	whether medical care providers or the public accept the use of a bovine-derived protein as a therapeutic in ischemia or any other indication particularly in light of public perceptions in the United States, Europe and elsewhere about the risk of “mad cow disease.”

•	product price, which we believe is an important factor in South Africa and could be elsewhere.

BIOPURE CORPORATION
Part II — Other Information
January 31, 2006
If we fail to comply with good manufacturing practices, we may not be able to sell our products.
     To obtain the approval of the FDA and European regulatory authorities to sell Hemopure, we must demonstrate to them that we can manufacture Hemopure in compliance with the applicable good manufacturing practices, commonly known as GMPs. GMPs are stringent requirements that apply to all aspects of the manufacturing process. We are subject to inspections of the FDA and European regulatory authorities at any time to determine whether we are in compliance with GMP requirements. If we fail to manufacture in compliance with GMPs, these regulatory authorities may refuse to approve Hemopure or revoke approval of Oxyglobin or may take other enforcement actions with respect to Hemopure or Oxyglobin.
The manufacturing process for Hemopure is complicated and time-consuming, and we may experience problems that would limit our ability to manufacture and sell Hemopure.
     Our products are biologics and require product manufacturing steps that are more complicated, time-consuming and costly than those required for most chemical pharmaceuticals. Accordingly, we utilize multiple devices to control the manufacturing processes. Minor deviations in these manufacturing processes or other problems could result in unacceptable changes in the products that result in lot failures, increased production scrap, shipment delays, product recalls or product liability, all of which could negatively impact our results of operations.
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
     We manufacture at a single location located in Massachusetts with raw material sourcing and initial processing in Pennsylvania. Damage to either of these manufacturing facilities due to fire, contamination, natural disaster, power loss, riots, unauthorized entry or other events could cause us to cease manufacturing. For example, if our Massachusetts manufacturing facility were destroyed, it could take approximately two years or more to rebuild and qualify it. In the reconstruction period, we would not be able to manufacture product and thus would have no supply of Hemopure for research and development, clinical trials or sales after we use up all finished goods in our inventory. A new facility would take even longer to construct.
If Hemopure receives regulatory approval, we must expand our manufacturing capacity to develop our business, which will require substantial third party financing. Failure to increase our manufacturing capacity may impair Hemopure’s market acceptance and prevent us from achieving profitability.
     If Hemopure is approved by the FDA or European regulatory authorities, we will need to construct new manufacturing capacity to develop our business. The increase in our manufacturing capacity is dependent upon our obtaining substantial financing from third parties. Third parties can be expected to be unwilling to commit to finance a new manufacturing facility so long as we do not have approval of the FDA or European regulatory authorities to market Hemopure. We cannot assure that sufficient financing for new manufacturing capacity will be available or, if available, will be on terms that are acceptable to us. We expect that, once we had the required significant financing in place, it would take 30 to 36 months, or more, to build a large Hemopure manufacturing facility and to qualify and obtain facility approval from the FDA or European regulatory authorities.

BIOPURE CORPORATION
Part II — Other Information
January 31, 2006
If Hemopure is approved for marketing in a major market and receives market acceptance, we may experience difficulty manufacturing enough of the product to meet demand. The manufacturing processes we currently employ to produce small quantities of material for research and development activities and clinical trials may not be successfully scaled up for production of commercial quantities at a reasonable cost or at all. If we cannot manufacture sufficient quantities of Hemopure, we may not be able to build our business or operate profitably. In addition, if we cannot fill orders for Hemopure, customers might turn to alternative products and may choose not to use Hemopure even after we have addressed any capacity shortage.
If we are not able to finance additional manufacturing capacity, we will incur a substantial write-off of assets.
     We have made a substantial investment in a planned manufacturing facility. If we cannot finance such a facility, we will be required to write off that investment, and our financial condition will be impaired.
Our lack of operating history makes evaluating our business difficult.
     Proceeds from the sales of equity securities, payments to fund our research and development activities, licensing fees, and interest income have provided almost all of our funding to date. We have no operating history of selling Hemopure upon which to base an evaluation of our business and prospects.
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
Part II — Other Information
January 31, 2006
Our profitability will be adversely affected if we incur product liability claims in excess of our insurance coverage.
     The testing and marketing of medical products, even after regulatory approval, have an inherent risk of product liability. We maintain limited product liability insurance coverage in the total amount of $20,000,000. However, our profitability would be adversely affected by a successful product liability claim in excess of our insurance coverage.
     We cannot guarantee that product liability insurance in adequate coverage amounts will be available in the future or be available on terms we could afford to pay.
Replacing our sole source suppliers for key materials could result in unexpected delays and expenses.
     We obtain some key materials, including membranes and chemicals, and services from sole source suppliers. All of these materials are commercially available elsewhere. If such materials or services were no longer available at a reasonable cost from our existing suppliers, we would need to purchase substitute materials from new suppliers. If we need to locate a new supplier, the substitute or replacement materials or facilities will need to be tested for equivalency. Such equivalency tests could significantly delay development of a product, delay or limit commercial sales of approved products and cause us to incur additional expense.
     We obtain bovine hemoglobin from one abattoir, from animals grown in several states of the United States. We cannot predict the future effect, if any, on us of the spread of bovine spongiform encephalopathy (“mad cow” disease) in the United States. Any quarantine affecting herds that supply us or a shutdown of the abattoir we source from could have a material adverse effect on us, as we would have to find, validate and obtain regulatory approval of new sources of supply or new facilities.
Changes in the securities laws and regulations are likely to increase our costs.
     The Sarbanes-Oxley Act of 2002, which became law in July 2002, has required changes in some of our corporate governance, securities disclosure and compliance practices. In response to the requirements of that Act, the SEC and the Nasdaq have promulgated new rules and listing standards covering a variety of subjects. Compliance with these new rules and listing standards has increased our general and administrative costs, and we expect to continue to experience increased costs. These developments also may make it more difficult and more expensive for us to obtain director and officer liability insurance. Likewise, these developments may make it more difficult for us to attract and retain qualified members of our board of directors, particularly independent directors, or qualified executive officers.
     As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report of management on a company’s internal controls over financial reporting in their annual reports on Form 10-K that contains an assessment by management of the effectiveness of the company’s internal controls over financial reporting. In addition, the public accounting firm auditing a company’s financial statements must attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting. This requirement applied to our annual report on Form 10-K for our fiscal year ended October 31, 2005, for which our independent registered accounting firm provided an unqualified report. If our independent registered public accounting firm does not provide us with an unqualified report as to the effectiveness of our internal controls over financial reporting for one or more future year-ends, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our securities.

BIOPURE CORPORATION
Part II — Other Information
January 31, 2006
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
     The biotechnology and pharmaceutical industries are highly competitive. There are a number of companies, universities and research organizations actively engaged in research and development of products that may be similar to, or alternatives to, Hemopure for trauma or ischemia indications. We are aware that one public company competitor, Northfield Laboratories Inc., is in the advanced stages of testing a hemoglobin-based oxygen carrier produced from human blood that has passed its expiration date for human transfusion. Northfield’s product is in a Phase 3 clinical trial for a trauma indication. We are also aware that other companies are conducting preclinical studies and clinical trials of hemoglobin-based or perfluorocarbon oxygen carriers. The products being developed by these companies are intended for use in humans and as such could compete, if approved by regulatory authorities, with Hemopure. We may also encounter competition in ischemia indications from medical devices and drugs on the market or currently under development.
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
Part II — Other Information
January 31, 2006
Stringent, ongoing government regulation and inspection of our products could lead to delays in the manufacture, marketing and sale of our products.
     The FDA and foreign regulatory authorities continue to regulate products even after they receive marketing authorization. If the FDA or any foreign regulatory authority approves Hemopure, its manufacture and marketing will be subject to ongoing regulation, including compliance with current good manufacturing practices, adverse event reporting requirements and general prohibitions against promoting products for unapproved or “off-label” uses. We would also be subject to inspection and market surveillance by the FDA and foreign regulatory authorities for compliance with these and other requirements. We are subject to such regulation, inspection and surveillance in South Africa. Any enforcement action resulting from failure, even by inadvertence, to comply with these requirements could affect the manufacture and marketing of Hemopure. In addition, the FDA or foreign regulatory authorities could withdraw a previously approved product from the applicable market(s) upon receipt of newly discovered information. Furthermore, the FDA or foreign regulatory authorities could require us to conduct additional, and potentially expensive, studies in areas outside our approved indications. Also, unanticipated changes in existing regulations or the adoption of new regulations could affect and make more expensive the continued manufacturing and marketing of our products.
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
Investment Risks
We may not continue to qualify for continued listing on the Nasdaq National Market, which may cause the value of an investment in our company to substantially decrease.
     We may be unable to meet the listing requirements of the Nasdaq National Market. To maintain our listing on the Nasdaq National Market, we are required, among other things, to maintain a daily closing bid price per share of at least $1.00. On December 19, 2005, we received notice from the Nasdaq Stock Market that the closing bid price of our Class A common stock had fallen below and remained below $1.00 for 30 consecutive business days. As a result, we are out of compliance with the $1.00 minimum bid price requirement for continued inclusion of our Class A common stock in the Nasdaq National Market. Under Nasdaq rules, we have until June 19, 2006 to regain compliance by having the bid price of our Class A common stock close at $1.00 per share or more for at least 10 consecutive business days. If we do not regain compliance by June 19, 2006, our Class A common stock may be delisted from the Nasdaq National Market. Delisting would adversely affect the trading price and limit the liquidity of our Class A common stock and therefore cause the value of an investment in our company to decrease

BIOPURE CORPORATION
Part II — Other Information
January 31, 2006
substantially. Alternatively, we may apply to transfer our Class A common stock to the Nasdaq Capital Market, provided we meet all requirements for initial listing on that market except for the bid price requirement. If the application is approved, we would be afforded the remainder of this market’s second 180 calendar day compliance period in order to regain compliance with the $1.00 minimum bid price requirement. If we transfer our securities to the Nasdaq Capital Market and do not demonstrate compliance within the second 180 day compliance period, we will be issued a delisting letter.
As we sell additional shares, our stock price may decline as a result of the dilution which will occur to existing stockholders.
     Until we are profitable, we will need significant additional funds to develop our business and sustain our operations. Any additional sales of shares of our common stock are likely to have a dilutive effect on some or all of our then existing stockholders. Subsequent sales of these shares in the open market could also have the effect of lowering our stock price, thereby increasing the number of shares we may need to issue in the future to raise the same dollar amount and consequently further diluting our outstanding shares.
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
     We cannot predict the effect, if any, that future sales of our common stock or the availability of shares for future sale will have on the market price of our common stock from time to time. Substantially all of our outstanding shares of Class A common stock are freely tradeable in the public market, unless held by our affiliates. Other shares of our common stock issued in the future, including shares issued upon exercise of outstanding options and warrants, may become available for resale in the public market from time to time, and the market price of shares of our common stock could drop significantly if the holders of these shares sell them or are perceived by the market as intending to sell them.
Our stock price has been and may continue to be highly volatile, which may adversely affect holders of our stock and our ability to raise capital.
     The trading price of our common stock has been and is likely to continue to be extremely volatile. During the period from November 1, 2002 through January 31, 2006, the trading price of our stock ranged from a low of $0.64 per share (on December 21, 2005) to a high of $54.179 per share (on August 1, 2003). Our stock price and trading volume could be subject to wide fluctuations in response to a variety of factors, including, but not limited to, the following:
•	failure to identify and hire key personnel or the loss of key personnel;

•	an inability to obtain or the perception that we will be unable to obtain adequate financing to fund our operations;

BIOPURE CORPORATION
Part II — Other Information
January 31, 2006
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
Item 5. Other Information.
None
Item 6. Exhibits
The exhibits are listed in the accompanying Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOPURE CORPORATION

Date: March 13, 2006	By:	/s/ Francis H Murphy

Francis H. Murphy
Chief Financial Officer

EXHIBIT INDEX

Number	Description
3 (i)	Restated Certificate of Incorporation and amendments through May 27, 2005*

3 (ii)	By-laws of Biopure, as amended**

31.1	Certification of Zafiris G. Zafirelis pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Francis H. Murphy pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Zafiris G. Zafirelis pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Francis H. Murphy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2005, and incorporated herein by reference thereto.

**	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-78829) and incorporated herein by reference thereto.