Form 10-Q
period 2006-04-30
BIOPURE CORP
filed 2006-06-09
CIK 815508

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2006

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
Large accelerated filer ☐    Accelerated filer ☐   Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The number of shares outstanding of each of the issuer’s classes of common stock as of June 7, 2006 was:

Class A Common Stock, $.01 par value	41,507,670
Class B Common Stock, $1.00 par value	117.7

BIOPURE CORPORATION
Biopure(R) Hemopure(R) and Oxyglobin(R) are registered trademarks of Biopure Corporation.

Part I
Item 1
BIOPURE CORPORATION
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	April 30, 2006	October 31, 2005
Assets:
Current assets:
Cash and cash equivalents	$11,441	$10,542
Accounts receivable, net	146	144
Inventories	2,970	3,449
Other current assets	1,069	1,440

Total current assets	15,626	15,575
Property, plant and equipment, net	24,189	26,000
Other assets	833	860

Total assets	$40,648	$42,435

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$416	$547
Accrued expenses	3,328	3,096
Current portion of deferred revenue	98	190
Current portion of restructuring charges	218	219

Total current liabilities	4,060	4,052
Deferred revenue, net of current portion	1,079	987
Restructuring charges, net of current portion	133	221
Other long-term liabilities	41	41

Total long-term liabilities	1,253	1,249
Stockholders’ equity:
Preferred stock, $0.01 par value, 30,000,000 shares authorized, no shares outstanding	—	—
Common stock:
Class A, $0.01 par value, 200,000,000 shares authorized, 41,048,770 shares outstanding at April 30, 2006 and 24,359,170 at October 31, 2005	410	244
Class B, $1.00 par value, 179 shares authorized, 117.7 shares outstanding	—	—
Capital in excess of par value	523,144	511,560
Contributed capital	24,574	24,574
Notes receivable	(235)	(235)
Accumulated deficit	(512,558)	(499,009)

Total stockholders’ equity	35,335	37,134

Total liabilities and stockholders’ equity	$40,648	$42,435

See accompanying notes.

BIOPURE CORPORATION
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	April 30, 2006	April 30, 2005	April 30, 2006	April 30, 2005
Revenues:
Product revenue	$330	$305	$675	$597
Research and development revenues	81	315	213	702

Total revenues	411	620	888	1,299
Cost of product revenues	3,338	2,891	6,412	5,973

Gross loss	(2,927)	(2,271)	(5,524)	(4,674)
Operating expenses:
Research and development	1,866	1,391	3,340	2,910
Sales and marketing	155	114	327	230
General and administrative	2,287	2,867	4,587	6,481

Total operating expenses	4,308	4,372	8,254	9,621

Loss from operations	(7,235)	(6,643)	(13,778)	(14,295)
Other income, net	126	79	229	184

Net loss	$(7,109)	$(6,564)	$(13,549)	$(14,111)

Per share data
Basic and diluted net loss per common share	$(0.18)	$(0.27)	$(0.40)	$(0.69)

Weighted-average shares used in computing basic and diluted net loss per common share	39,574	24,293	34,194	20,372

See accompanying notes.

BIOPURE CORPORATION
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	April 30, 2006	April 30, 2005
Operating activities:
Net loss	$(13,549)	$(14,111)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,901	2,079
Stock compensation expense	514	—
Deferred compensation	—	(121)
Cancellation of note receivable and accrued interest	—	24
Non-cash charge related to issuance of stock	—	808
Accretion of restructuring charge	18	25
Loss on disposal of fixed asset	43	—
Inventory writedowns	721	—
Changes in assets and liabilities:
Accounts receivable	(2)	(253)
Inventories	(242)	688
Other current assets	371	653
Accounts payable	(131)	(157)
Accrued expenses	232	(1,167)
Restructuring charges	(107)	534
Other liabilities	—	41

Net cash used in operating activities	(10,231)	(10,957)
Investing activities:
Purchases of property, plant and equipment	(106)	(27)
Other assets	—	4

Net cash used in investing activities	(106)	(23)
Financing activities:
Net proceeds from sales of common stock	9,116	21,026
Proceeds from the exercise of warrants	2,120	4,213

Net cash provided by financing activities	11,236	25,239
Net increase in cash and cash equivalents	899	14,259
Cash and cash equivalents at beginning of period	10,542	6,448

Cash and cash equivalents at end of period	$11,441	$20,707

Supplemental disclosure of cash flow information:
Fair value of warrants issued related to sales of common stock	$8,263	$4,857

See accompanying notes.

BIOPURE CORPORATION
Notes to Condensed Consolidated Financial Statements
April 30, 2006
(Unaudited)
1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended April 30, 2006, are not necessarily indicative of the results that may be expected for the year ending October 31, 2006; however, the Company expects to incur a substantial loss for the year ending October 31, 2006.

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

The Company has financed operations from inception primarily through sales of equity securities and development and license agreement payments. The Company has not been profitable since inception and had an accumulated deficit of $512,558,000 at April 30, 2006. As of April 30, 2006, the Company had $11,441,000 in cash and cash equivalents. The Company expects this funding to be sufficient to fund operations through mid-October 2006 under the current operating plan. The Company will require significant additional funding to remain a going concern and to fund operations until such time, if ever, as it becomes profitable. The Company intends to seek additional capital through sales of equity securities and, if appropriate, to consider strategic collaborations for sharing development and commercialization costs. However, there can be no assurance that adequate additional financing will be available to the Company on terms that it deems acceptable, if at all.

2.	Net Loss per Share

Basic net loss per common share is computed based on the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is computed based upon the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of the Company’s common stock equivalents, including the shares issuable upon the conversion of Class B Common Stock outstanding and the exercise of common stock options and warrants. The dilutive effect of stock options and warrants is determined based on the treasury stock method using the average market price of common stock for the period. However, basic and diluted net loss per common share is computed the same for all periods presented, as the Company had losses for all periods presented and, consequently, the effect of Class B Common Stock, options and warrants is anti-dilutive. Dilutive weighted average shares outstanding do not include 20,125,594 potential common-equivalent shares for the three and six months ended April 30, 2006 and 6,431,191 common-equivalent shares for the three and six months ended April 30, 2005, as their effect would have been anti-dilutive.

3.	Capital Stock

During the three months ended April 30, 2006, warrants were exercised to acquire an aggregate of 2,459,600 shares of the Company’s class A common stock at a weighted average exercise price of $0.862 per share. Total proceeds from these warrant exercises were approximately $2.1 million.

BIOPURE CORPORATION
Notes to Condensed Consolidated Financial Statements
April 30, 2006
(Unaudited)
(continued)
4.	Stock Based Compensation

As of April 30, 2006, the Company had one share-based compensation plan, the Biopure Corporation Omnibus Securities and Incentive Plan (“the Plan”). The Plan as amended, which is shareholder-approved, permits the grant of share options to the Company’s employees, consultants and directors for up to 4.37 million shares of common stock. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Options vest at various periods of up to four years and may be exercised within ten years of the date of grant.

The Company adopted the provisions of Statement of Financial Accounting Standards 123(R), “Share-Based Payment” (SFAS 123(R)), beginning November 1, 2005, using the modified prospective transition method. Under the modified prospective transition method, financial statements for periods prior to the adoption date are not retrospectively adjusted. However, compensation expense is recognized, based on the requirements of SFAS 123(R), for (a) all share-based payments granted after the effective date and (b) all awards granted to employees prior to the effective date that remain unvested on the effective date.

Prior to adopting SFAS 123(R), the Company used the intrinsic value method to account for stock-based compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” As a result of the adoption of SFAS 123(R), the Company is amortizing the unamortized stock-based compensation expense related to unvested option grants issued prior to the adoption of SFAS 123(R). Historically the fair value of options granted was calculated using the Black-Scholes Option pricing model. The Company has elected to continue to use this model. SFAS 123(R) also requires companies to utilize an estimated forfeiture rate when calculating the expense for the period, while SFAS 123 permitted companies to record forfeitures based on actual forfeitures, which was the Company’s historical policy. The Company has applied an estimated forfeiture rate to remaining unvested awards based on historical experience in determining the expense recorded in the Company’s consolidated statement of operations. This estimate will be evaluated quarterly and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest. The Company has elected to recognize compensation cost for awards with pro-rata vesting using the straight-line method.

The breakdown of the stock-based compensation expense recorded under SFAS 123(R) is as follows:

	Three Months Ended		Six Months Ended
	April 30,	April 30,	April 30,	April 30,
	2006	2005	2006	2005
Cost of revenues	$41	—	$82	—
Research and development	37	—	73	—
Selling and marketing	1	—	2	—
General and administrative	152	—	349	—

Total	$231	—	$506	—

The compensation expense increased both basic and diluted net loss per share by $0.006 and $0.015 for the three and six months ended April 30, 2006, respectively. In accordance with the modified-prospective transition method of SFAS 123(R), results for prior periods have not been restated. As of April 30, 2006, there was $1.8 million of unrecognized compensation expense, net of forfeitures, related to non-vested market-based share awards that is expected to be recognized over a weighted-average period of 2.57 years.

The following table illustrates the effect on net loss and net loss per share for the three and six months ended April 30, 2005, if the Company had applied the fair value recognition provisions of Statement 123(R) to options granted under the Company’s stock option plan.

BIOPURE CORPORATION
Notes to Condensed Consolidated Financial Statements
April 30, 2006
(Unaudited)
(continued)

	Three Months Ended	Six Months Ended
	April 30,	April 30,
In thousands (except per share data)	2005	2005
Net loss, as reported	$(6,564)	$(14,111)
Deduct: Total stock-based compensation expense determined under fair value based method for all employee awards	(678)	(1,570)

Pro forma net loss	$(7,242)	$(15,681)

Net loss per common equivalent share:
Basic and diluted — as reported	$(0.27)	$(0.69)

Basic and diluted — pro forma	$(0.30)	$(0.77)

The fair value of each stock option is estimated on the date of grant using the Black-Scholes Option Pricing Model using the assumptions noted in the following table. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options. Expected volatility is based exclusively on historical volatility data of the Company’s stock. The Company estimated the stock option forfeitures based on historical experience. The Company was unable to use historical information to estimate the expected term due to a lack of historical exercise activity and therefore used the “simplified” method as prescribed by the Securities and Exchange Commission Staff Accounting Bulletin No. 107.

	Three Months Ended		Six Months Ended
	April 30,	April 30,	April 30,	April 30,
	2006	2005	2006	2005
Risk-free interest rate	4.78%	3.81%	4.70%	3.81%
Expected volatility	85%	82%	85%	82%
Expected lives (years)	5.42	5.0	5.42	5.0
Expected dividend yield	—	—	—	—
The weighted average grant-date fair value of options granted during the three and six months ended April 30, 2006 was $1.01 and $0.93 per share, respectively.
A summary of option activity under the Plan as of April 30, 2006, and changes during the six month period then ended is presented below (in thousands, except weighted average data):

		Weighted-	Weighted-
	Number	Average	Average
	of Stock	Exercise	Remaining	Aggregate
	Options	Price	Life in Years	Intrinsic Value
Outstanding at October 31, 2005	2,582	$12.74
Granted	152	1.24
Exercised	—	—
Forfeited/Cancelled/Expired	(139)	26.13

Outstanding at April 30, 2006	2,595	11.35	7.69	$77

Exercisable at April 30, 2006	955	$27.13	5.15	$44

BIOPURE CORPORATION
Notes to Condensed Consolidated Financial Statements
April 30, 2006
(Unaudited)
(continued)
A summary of the status of the Company’s nonvested shares as of April 30, 2006 is presented below (in thousands, except weighted average data):

		Weighted-
		Average grant
	Shares	date fair value
Nonvested at October 31, 2005	1,698	$1.48
Granted	152	0.93
Vested	(154)	0.82
Forfeited	(56)	1.14

Nonvested at April 30, 2006	1,640	$1.44
5.	Inventories

Inventories are valued at the lower of cost (determined using the first-in, first-out method) or market. Inventories were as follows at the following dates:

In thousands	April 30, 2006	October 31, 2005
Raw materials	$694	$619
Work-in-process	493	388
Finished goods-Oxyglobin	815	792
Finished goods-Hemopure	968	1,650

	$2,970	$3,449

The inventory of Hemopure [hemoglobin glutamer – 250 (bovine)] finished goods represents those units the Company expects to sell in South Africa or to be used in preclinical or clinical trials to be conducted by or on behalf of the U.S. Naval Medical Research Center (NMRC), for which the Company will be reimbursed. If the Company experiences a lack of or extremely limited sales in South Africa or further delays in the use of Hemopure by the NMRC, it may write off additional units in the future. Any additional write off would result in charges to operations through cost of revenues.
6.	Accrued Expenses

Accrued expenses consisted of the following:

In thousands	April 30, 2006	October 31, 2005
Accrued severance	$742	$935
Financing fees	537	537
Bonus incentive plan	357	—
Accrued vacation	329	321
Accrued legal and audit fees	282	277
Accrued payroll and related employee expenses	129	318
Other	952	708

	$3,328	$3,096

Included in accrued severance are costs relating to the resignation, in fiscal 2005, of the Company’s Chief Technology Officer. At October 31, 2005, the Company had an accrual of $917,000 representing the amount owed to him in accordance with his employment agreement. During the first six months of fiscal 2006, the Company paid $175,000 for costs related to his resignation. The remaining accrual of $742,000 at April 30, 2006 will be paid over the next 24 months in accordance with his employment agreement.

BIOPURE CORPORATION
Notes to Condensed Consolidated Financial Statements
April 30, 2006
(Unaudited)
(continued)
7.	Restructuring

During the first quarter of fiscal 2005, the Company vacated leased office space and sublet it for a period of 38 months. The Company accounted for the transaction in accordance with FAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” These costs were included in general and administrative expense in the consolidated statement of operations during fiscal 2005, and the remaining obligation is accrued both in the current portion of restructuring charges, and in restructuring charges, net of current portion on the condensed consolidated balance sheet at April 30, 2006 and October 31, 2005.
The following table displays the restructuring activity and liability balances (in thousands):

Balance at October 31, 2005	$440
Accretion of liability	18
Payments	(107)

Balance at April 30, 2006	$351

8.	Commitments

Research Agreement(1)

In 2003, the Company entered into a Cooperative Research and Development Agreement (CRADA) with the NMRC. Under the CRADA, as amended, the NMRC has primary responsibility for designing, seeking U.S. Food and Drug Administration (FDA) acceptance of and conducting a planned two-stage Phase 2/3 clinical trial of Hemopure in trauma patients with severe hemorrhagic shock (acute blood loss) in the out-of-hospital setting. Biopure and the NMRC are each expected to fund the activities for which it is responsible. The Company believes that all or most of its costs could be covered by government funding. To date, Congress has appropriated a total of $22.5 million to the U.S. Navy and Army for the development of Hemopure for potential use in military and civilian trauma and to cover military administrative costs. Of this amount, approximately $5 million is being administered by the Army.(2)

9.	Litigation

SEC Civil Injunctive Proceeding

On September 14, 2005, the U.S. Securities and Exchange Commission (SEC) filed a civil injunctive proceeding against Biopure, two former officers and one current officer in the U.S. District Court for the District of Massachusetts (the “District Court”). The proceeding seeks a permanent injunction restraining and enjoining the defendants from violating or aiding and abetting violations of federal securities laws, a civil monetary penalty from each of the defendants, and an order barring the former and current officer defendants from serving as officers or directors of any publicly-traded company. A principal claim by the SEC is that the Company should have disclosed in April 2003 that the FDA put on hold a proposed clinical trial of Hemopure in trauma patients in the hospital setting.

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
April 30, 2006
(Unaudited)
(continued)
A second contention in the SEC suit concerns a separate communication by the FDA with the Company about the orthopedic surgery BLA. The SEC staff has claimed, among other things, that, in its view, the disclosures concerning a July 30, 2003 FDA letter about the BLA were too positive in tone.
In October 2005, the Company filed an answer to the SEC complaint.
On March 11, 2006, the Company and the current officer defendant reached an agreement in principle with the SEC staff to recommend settlement of this matter. Under the proposed settlement, no fines or disgorgement would be required of the Company and it would have no effect on the employment or officer status of the individual. The Company would agree to an injunction against violations of certain securities laws and regulations and to retain an independent consultant to review the Company’s disclosure practices.. The agreement in principle is subject to approval by the Commissioners of the SEC and could be rejected or modified. Pending the decision of the Commissioners, the SEC staff has agreed to a motion for a continuance of all current court ordered deadlines.
Private Class Action and Derivative Litigation
Following the announcement in December 2003 that the Company was being investigated by the SEC, Biopure, two directors (one a former director), its former Chief Executive Officer, former Chief Technology Officer and former Chief Financial Officer were named as defendants in a number of similar, purported class action complaints, filed between December 30, 2003 and January 28, 2004, in the District Court by alleged purchasers of the Company’s common stock. Those complaints have since been consolidated in a single action, in regards to Biopure Corporation Securities Litigation. The consolidated complaint claims that the Company violated the federal securities laws based on the same allegations pursued by the SEC. The complaint does not specify the amount of alleged damages plaintiffs seek to recover. The plaintiffs filed a motion to amend again to include allegations made by the SEC; the motion was granted and the Company’s motion to dismiss was denied. This most recent complaint sets forth a class period of April 9, 2003 through December 24, 2003. The Company believes that the complaint is without merit and intends to defend the actions vigorously. At this time, the Company cannot estimate what impact these cases may have on its financial position or results of operations.
The seven members of the Company’s Board of Directors during the period March through December 2003 and certain officers during that period were named as defendants in two stockholder derivative actions filed on January 26, 2004 and January 29, 2004 in the same District Court. A consolidated, amended complaint was filed, in regard to Biopure Corporation Derivative Litigation         . Another request to amend again to copy the SEC’s civil injunctive complaint was also filed and granted. The Company filed a motion to dismiss, which was denied. Biopure is named as a defendant, even though in a derivative action any award is for the benefit of the Company, not individual stockholders. The consolidated, amended complaint alleges that the individual directors and an officer breached fiduciary duties in connection with the same disclosures referenced in the purported securities class action. The complaint does not specify the amount of the alleged damages plaintiffs seek to recover. The Company has appointed two disinterested directors as a special litigation committee to determine whether or not the Company should pursue this action. It has filed a motion to stay the case during its investigation and deliberation. A different stockholder also made demand on the Company’s directors on June 30, 2004 that they pursue similar claims on behalf of Biopure, and a similar derivative case was filed in the Trial Court of Massachusetts, Middlesex County, on September 25, 2005. The Company has filed motions to either dismiss or stay the case in Middlesex County. The court stayed that case pending the outcome of the case in federal court. At this time, the Company cannot estimate what impact, if any, these cases may have on its financial position or results of operations. No amounts have been accrued to date with regard to these actions.

BIOPURE CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
April 30, 2006
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
These forward-looking statements involve risk and uncertainties. Forward-looking statements include those that imply that the Company will be able to commercially develop Hemopure, that in pursuing cardiovascular and trauma indications the Company will be able to address the safety and other questions of the U.S. Food and Drug Administration (FDA) arising out of its previously submitted biologics license application (BLA) for an orthopedic surgery indication, that the U.S. Naval Medical Research Center (NMRC) may be primarily responsible for conducting a two-stage Phase 2/3 clinical trial in the out-of-hospital setting, that the Company will be able to obtain regulatory approval for the marketing and sale of Hemopure in a major market, that anticipated milestones will be met in the expected timetable, that any preclinical or clinical trials will be successful, that Hemopure, if it receives regulatory approval, will attain market acceptance and be manufactured and sold in amounts to attain profitability, that the Company will be able to successfully increase its manufacturing capacity for Hemopure if it receives regulatory approval, that the Company will be able to manage its expenses effectively and raise the funds needed to operate its business, or that the Company will be able to stabilize and enhance its financial position. Actual results may differ materially from those set forth in the forward-looking statements due to risks and uncertainties that exist in the Company’s operations and business environment. These risks include the factors identified under “Risk Factors” in this report. All forward-looking statements included or incorporated by reference in this report are based on information available to the Company on the date such statements were made. In light of the substantial risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this report should not be regarded as representations by us that the Company’s objectives or plans will be achieved. The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any additional disclosures the Company makes in its reports to the SEC on Forms 10-Q, 8-K and 10-K.
The content of this document does not necessarily reflect the position or the policy of the U.S. Government or the Department of Defense, and no official endorsement should be inferred.
Overview
Biopure is conducting pilot clinical trials of Hemopure to assess the potential of several ischemia indications before committing significant funding for advanced clinical trials. This ischemia development program includes an ongoing Phase 2 wound healing trial in Europe and South Africa in patients with peripheral vascular disease undergoing lower limb amputation, an ongoing Phase 2 trial in Europe in patients undergoing multi-vessel coronary artery bypass graft surgery (CABG), a completed Phase 2 trial in Europe in patients with single-vessel coronary artery disease who were undergoing percutaneous coronary intervention (PCI), and a proposed follow-up Phase 2 PCI trial, in patients with multi-vessel disease, in Europe that is pending hospital authorization. Additional information on the Company’s ongoing trials is available online at www.clinicaltrials.gov.
Separately, Biopure is preparing to submit a marketing application in Europe in mid-2006 for a potential surgical anemia indication. In the U.S., the Company is assisting the Navy in its efforts to obtain regulatory clearance to initiate a government-funded Phase 2/3 trauma trial in the out-of-hospital setting.
Significant additional capital will be required to fund the Company’s operations until such time, if ever, as it becomes profitable. The Company intends to seek additional capital through public or private sales of equity securities and, if appropriate, consider corporate collaborations for sharing development and commercialization costs. The Company also plans to continue to aggressively manage expenses, after reducing its workforce and other expenses in recent years. These cost-cutting measures include reducing the

BIOPURE CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
April 30, 2006
(continued)
Company’s manufacturing operations and thus limiting production and sales of Oxyglobin [hemoglobin glutamer – 200 (bovine)] to keep its veterinary business viable until such time, if ever, as it can produce Oxyglobin more cost-effectively.
The Company expects that its operations for the remainder of fiscal 2006 will consist primarily of clinically developing Hemopure for potential ischemia and trauma indications, communicating with the FDA, submitting a marketing application in Europe for a proposed surgical anemia indication, and maintaining some manufacturing capability. At April 30, 2006, the Company had $11.4 million in cash on hand, which it believes will fund operations through mid-October 2006 under the current operating plan.
Significant Estimates and Assumptions
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions by management affect accrued expenses, stock-based compensation, long-lived assets and inventory valuation.
Although the Company regularly assesses these estimates, actual results could differ materially from these estimates. Changes in estimates are recorded in the period in which they become known. The Company bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances. Actual results could differ from management’s estimates.
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
Inventories
Inventories are stated at the lower of cost (determined using the first-in, first-out method) or market. Inventories consist of raw material, work-in-process and Hemopure and Oxyglobin finished goods. Both Oxyglobin and Hemopure have a shelf life of 3 years from the date of manufacture (the approved shelf life of Hemopure in South Africa is two years). Hemopure inventories are reviewed regularly to identify expired units and units with a remaining life too short to be commercially viable or usable in clinical trials based on projected and historical clinical and sales activity. Inventories are also subject to internal quality compliance investigations. The inventory of Hemopure finished goods represents the units the Company expects to sell in South Africa or use in reimbursable preclinical and clinical studies. The Company has been and expects to continue to be reimbursed for the cost of units to be used in a proposed trauma trial to be conducted by or on behalf of the NMRC. Any units expected to be consumed by the Company in its own preclinical studies or clinical trials are carried in inventory at no value until used. If the Company experiences lower than forecasted sales in South Africa or in the use of Hemopure by the NMRC, the Company may write off additional units in the future.
Stock-based Compensation
The Company adopted the provisions of Statement of Financial Accounting Standards 123R, “Share-Based Payment” (“SFAS 123R”), beginning November 1, 2005, using the modified prospective transition method. SFAS 123R requires the Company to measure the cost of employee services in exchange for an award of equity instruments based on the grant-date fair value of the award and to recognize cost over the requisite service period. Under the modified prospective transition method, financial statements for periods prior to the date of adoption are not retrospectively adjusted. However, compensation expense is recognized for (a) all share-based payments granted after the effective date under SFAS 123R, and (b) all awards granted under SFAS 123 to employees

BIOPURE CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
April 30, 2006
(continued)
prior to the effective date that remain unvested on the effective date. The Company recognizes compensation expense on fixed awards with pro rata vesting on a straight-line basis over the vesting period.
Prior to November 1, 2005, the Company used the intrinsic value method to account for stock-based employee compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and therefore the Company did not recognize compensation expense in association with options granted at or above the market price of the Company’s Common Stock at the date of grant.
Refer to Note 4 to the condensed consolidated financial statements for further discussion and analysis of the impact of adoption in our statement of operations.
Long-Lived Assets
SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Evaluation of impairment of long-lived assets requires estimates of future operating results that are used in the preparation of the expected future undiscounted cash flows. Actual future operating results and the remaining economic lives of our long-lived assets could differ from the estimates used in assessing the recoverability of these assets.
The Company’s investments in property and equipment, such as new facility construction and the asset related to the expenditures for a planned manufacturing facility in South Carolina are the principal long-lived assets that could be subject to such a review. The Company considered whether or not there were indicators of impairment of its long-lived assets that arose during the quarter subsequent to their last review and determined that no such impairment indicators have arisen. The Company continually monitors business and market conditions to assess whether an impairment indicator exists. If the Company were to determine that an impairment indicator exists, it would be required to perform an impairment test, which might result in a material impairment charge to the statement of operations.
Revenue Recognition
The Company recognizes revenue from sales of Hemopure and Oxyglobin upon shipment, provided that there is evidence of a final arrangement, there are no uncertainties surrounding acceptance, title has passed, collectibility is probable and the price is fixed or determinable. The Company is marketing Hemopure to hospitals and other institutions in South Africa through a healthcare distributor. The Company sells Oxyglobin directly to veterinarians in the United States and to a distributor in the United Kingdom that sells the product in the European Union. Oxyglobin is marketed through veterinary distributors in the United Kingdom and Germany. Collectibility is reasonably assured once pricing arrangements are established, as these agreements establish the distributor’s intent to pay. The Company’s customers do not have a right to return product. The Company monitors creditworthiness on a regular basis and believes collectibility of product revenues is reasonably assured at the time of sale.
The Company recognizes revenue from the U.S. military upon invoicing for reimbursable expenses incurred in connection with developing Hemopure for a trauma indication. Amounts received for future inventory purchases, recorded as deferred revenue, will be recognized upon shipment in accordance with the provisions discussed above.
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
April 30, 2006
(continued)
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
Results of Operations
As the Company generates net losses, the key drivers of the losses are cost of revenues, research and development and other expenses consisting of sales and marketing and general and administrative. Inflation and changing prices have not had a significant impact on the revenues or loss from operations in the periods presented below. For the three and six month periods ended April 30, 2006 and 2005, these items were as follows (in thousands):

	Three Months Ended				Six Months Ended
	April 30, 2006		April 30, 2005		April 30, 2006		April 30, 2005
		Percent of		Percent of		Percent of		Percent of
	Amount	Total Costs	Amount	Total Costs	Amount	Total Costs	Amount	Total Costs
Oxyglobin Product Sales	$327		$305		$668		$597
Hemopure Product Sales	3		—		7		—
Research and Development Revenues	81		315				701
Other Revenues	—		—		3		1

Total Revenues	411		620		888		1,299
Cost of Revenues
Oxyglobin	717	9%	698	10%	1,415	10%	1,307	8%
Hemopure	2,621	35%	2,193	30%	4,997	34%	4,666	30%

Total Cost of Revenues	3,338	44%	2,891	40%	6,412	44%	5,973	38%
Research and Development	1,866	24%	1,391	19%	3,340	23%	2,910	19%
Sales and Marketing
Oxyglobin	23	0%	4	0%	41	0%	10	0%
Hemopure	132	2%	110	2%	286	2%	220	1%

Total Sales and Marketing	155	2%	114	2%	327	2%	230	1%
General and Administrative	2,287	30%	2,867	39%	4,587	31%	6,481	42%

Total Costs	$7,646	100%	$7,263	100%	$14,666	100%	$15,594	100%

BIOPURE CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
April 30, 2006
(continued)
Three months ended April 30, 2006 compared to three months ended April 30, 2005
Total revenues for the second quarter of 2006 were $411,000, including $327,000 from sales of Biopure’s veterinary product Oxyglobin, $81,000 from past congressional appropriations administered by the U.S. Army and $3,000 from sales of Hemopure, the Company’s product for human use, in South Africa. The Army payments reimburse Biopure for certain trauma development expenses for Hemopure. Total revenues for the same period in 2005 were $620,000, including $315,000 from Army payments and $305,000 from Oxyglobin sales. The payments from the Army vary relative to the amount of reimbursable activity of the Company.
Biopure recorded its first sale of Hemopure, the first-ever commercial sale of a hemoglobin-based oxygen therapeutic for human use, in the first fiscal quarter of 2006. Sales revenues for Hemopure in fiscal 2006 totaled $7,000 at the end of the second fiscal quarter. The Company does not expect significant sales in South Africa due to the limited size of the market and the lower cost of allogenic red blood cells, when available, for the treatment of surgical anemia. Therefore, the Company’s sales activities are currently focused on increasing usage of Hemopure when red blood cells are not readily available.
Cost of revenues was $3.3 million for the second quarter of fiscal 2006, compared to $2.9 million for the same period in 2005. Cost of revenues includes costs of both Oxyglobin and Hemopure. Hemopure cost of revenues, consisting primarily of the allocation of unabsorbed fixed manufacturing costs, was $2.6 million for the second quarter of fiscal 2006 compared to $2.2 million for the same period in 2005. This increase was largely due to a write-down of inventory based on a delay in the projected start date of the U.S. Navy’s proposed RESUS clinical trial and a reduction in the sales forecast in South Africa. Compensation expense, including stock-based compensation recorded under Financial Accounting Standards Board Statement No. 123(R) (SFAS 123(R)) and other incentive compensation, also contributed to the increase compared to last year. Oxyglobin cost of revenues was $717,000 for the second quarter of fiscal 2006 compared to $698,000 for the same period in 2005.
A breakdown of the Company’s research and development expenses by major activity is as follows:

		Three Months Ended
	April 30, 2006		April 30, 2005
		Percent of		Percent of
In thousands	Amount	Total R&D Costs	Amount	Total R&D Costs
European Surgical Anemia Application	$555	30%	$—	—
Ischemia Program	537	29%	509	37%
Trauma Program	223	12%	230	16%
BLA-Derived FDA Review Process	189	10%	585	42%
Other Projects	362	19%	67	5%

Total	$1,866	100%	$1,391	100%

Historically, virtually all research and development expenses related to an anticipated surgical anemia indication where Hemopure would be used to eliminate or reduce the need for red blood cell transfusion. Biopure is not currently seeking FDA approval of the BLA it previously submitted for this indication. The Company’s primary strategic focus is now the development of Hemopure for cardiovascular ischemia and trauma indications, discussed below. However, it continues to respond to FDA questions arising from the BLA. This work supports the U.S. Navy’s proposed RESUS trauma trial, the Company’s efforts to clinically develop a potential ischemia indication in the United States, and its plan to apply for a potential surgical anemia indication in Europe.
European Surgical Anemia Application
The European surgical anemia application expenses relate to the marketing application the Company expects to submit in Europe in mid 2006. The cost of this submission is recorded as a separate project from the historic development that led to the Company’s BLA submission to the FDA. The Company has no revenue projections for this potential indication at this time.
Ischemia and Trauma Projects
Both the ischemia and the trauma projects are in early stages (i.e., safety clinical trials and preclinical animal studies), although the NMRC is seeking FDA authorization to conduct a Phase 2/3 trial in trauma patients. Cumulative ischemia project expenditures of $4.0

BIOPURE CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
April 30, 2006
(continued)
million as of April 30, 2006 consist primarily of the costs of preparing and carrying out the Phase 2 clinical trials in Europe. Cumulative trauma expenditures of $2.9 million as of April 30, 2006 consist of costs to conduct preclinical studies and preparation costs primarily associated with protocol and study design for the proposed NMRC sponsored out-of-hospital trauma indication.
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
BLA Derived FDA Review Process
The BLA was filed in July 2002 for a proposed orthopedic surgical anemia indication. Although the Company is not currently seeking FDA approval of the BLA, it continues to account for responses to FDA questions arising out of the BLA as a separate project. The Company believes these responses are useful or necessary in order to proceed with clinical development of other potential indications in the U.S. It would be premature to allocate these expenses to possible future indications at this time.
Research and development expenses were $1.9 million for the second quarter of fiscal 2006, compared to $1.4 million for the corresponding period in 2005. The increase was primarily due to higher expenses for salaries, outside regulatory services, the incentive compensation described above and clinical trials. These increases were partially offset by lower spending on preclinical animal studies.
Sales and marketing expenses increased to $155,000 for the second quarter of fiscal 2006, from $114,000 for the same period in 2005. Of the $41,000 increase, Hemopure-related sales and marketing expenses accounted for $22,000 and Oxyglobin-related sales and marketing expenses accounted for $19,000. Hemopure expenses primarily consist of activities in South Africa. The Company expects this expense to continue to increase in 2006 as sales and marketing efforts increase.
General and administrative expenses were $2.3 million for the second quarter of fiscal 2006, compared to $2.9 million for the corresponding period in 2005. Of the decrease, $724,000 was due to a one-time, non-cash expense in 2005 related to restructuring costs associated with vacated office space, which was sublet in 2005. In addition, expenses for outside services were lower in 2006 as compared with expenses incurred in 2005 to comply with Section 404 of the Sarbanes Oxley Act of 2002. These decreases were partially offset by an increase in employee related expenses compared to the same period last year, primarily due to the adoption of FAS123R. In 2005, prior to the Company’s adoption of FAS123R, stock-based compensation was not included in the condensed consolidated statement of operations.
Six months ended April 30, 2006 compared to six months ended April 30, 2005
Total revenues for the first six months of 2006 were $888,000, including $668,000 from sales of Oxyglobin, $213,000 from past congressional appropriations and $7,000 from sales of Hemopure in South Africa. The Army payments reimburse Biopure for certain trauma development expenses for Hemopure. Total revenues for the same period in 2005 were $1.3 million, including $702,000 from Army payments and $597,000 from Oxyglobin sales. The payments from the Army vary relative to the amount of reimbursable activity of the Company.
Cost of revenues was $6.4 million for the first six months of fiscal 2006, compared to $6.0 million for the same period in 2005. Cost of revenues includes costs of both Oxyglobin and Hemopure. Hemopure cost of revenues, consisting primarily of the allocation of unabsorbed fixed manufacturing costs, was $5.0 million for the first six months of fiscal 2006 compared to $4.7 million for the same period in 2005. The increase in Hemopure cost of revenues was largely due to a write-down of inventory based on a delay in the projected start date of the U.S. Navy’s proposed RESUS clinical trial and a reduction in the sales forecast in South Africa. Compensation expense, including stock based compensation recorded under SFAS 123(R) and other incentive compensation and higher utility costs also contributed to the increase compared to last year. These increases were partially offset by a reduction in unabsorbed fixed manufacturing costs. Higher production levels during the first six months of fiscal 2006 resulted in an increase in

BIOPURE CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
April 30, 2006
(continued)
costs being charged to inventory rather than cost of revenues compared to the same period last year. Oxyglobin cost of revenues was slightly higher for the first six months of fiscal 2006 compared to the same period in 2005.
A breakdown of the Company’s research and development expenses by major activity is as follows:

	Six Months Ended
	April 30, 2006		April 30, 2005
		Percent of		Percent of
In thousands	Amount	Total R&D Costs	Amount	Total R&D Costs
European Surgical Anemia Application	788	23%	—	—
Ischemia Program	912	27%	894	31%
Trauma Program	421	13%	490	17%
BLA Derived FDA Review Process	464	14%	1,410	48%
Other Projects	755	23%	116	4%

Total	$3,340	100%	$2,910	100%

Research and development expenses were $3.3 million for the first six months of fiscal 2006, compared to $2.9 million for the corresponding period in 2005. The increase was primarily due to higher expenses for salaries and incentive compensation and for outside regulatory services. These increases were partially offset by lower spending on preclinical animal studies relating to the trauma and ischemia programs.
Sales and marketing expenses increased to $327,000 for the first six months of fiscal 2006, from $230,000 for the same period in 2005. Of the $97,000 increase, Hemopure-related sales and marketing expenses accounted for $66,000 and Oxyglobin-related sales and marketing expenses accounted for $31,000. Hemopure expenses primarily consist of activities in South Africa.
General and administrative expenses were $4.6 million for the first six months of fiscal 2006, compared to $6.5 million for the corresponding period in 2005. The decrease was mostly due to non-cash expenses in 2005 of $1.5 million related to a settlement agreement with the former registration holder and distributor for Hemopure in South Africa and to restructuring costs associated with vacated office space. In addition, outside services expenses were lower in 2006 as compared with expenses incurred in 2005 to comply with Section 404 of the Sarbanes Oxley Act of 2002. Employee-related expenses, also decreased during the first six months of 2006 compared to the first six months of 2005 but were offset by $506,000 in stock-based compensation expense as a result of the adoption of FAS123R.
Liquidity and Capital Resources
At April 30, 2006, the Company had $11.4 million in cash and cash equivalents, which it believes to be sufficient to fund operations through mid-October 2006. The Company will require significant additional funding to remain a going concern and to fund operations until such time, if ever, as it becomes profitable. The Company will continue to explore opportunities to raise capital, through sales of equity securities and, if appropriate, to consider strategic collaborations for sharing development and commercialization costs. However, there can be no assurance that adequate additional financing will be available to the Company on terms that it deems acceptable, if at all.
Net cash used in operating activities decreased $767,000 in the first six months of 2006 compared to the corresponding period last year primarily due to reduced operating expenses in 2006. Cash used in operating activities was $10.2 million for the first six months of fiscal 2006, which included a net loss of $13.5 million, decreased by non-cash charges of $1.9 million for depreciation and amortization and $514,000 for compensation expense related to the issuance of stock options and decreases in inventory and prepaid expenses of $479,000 and $371,000, respectively.
There were no significant investing activities in the first six months of 2006 or 2005.
During the first six months of fiscal 2006, the Company raised $9.1 million in cash from sales of common stock and warrants and $2.1 million in cash through the exercise of warrants.

BIOPURE CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
April 30, 2006
(continued)
Item 3. Quantitative and Qualitative Disclosure About Market Risk
The Company does not have foreign currency exchange risks, with the exception of the negligible effect of exchange fluctuations associated with expenses for marketing and regulatory activities outside of the United States. Biopure sells Oxyglobin to its European distributors in U.S. dollars; therefore its customers bear the risk of foreign currency effect of exchange fluctuation. Customers in South Africa are charged and pay in South African Rand. The Company expects any foreign currency exchange fluctuation to be negligible initially, as sales are not expected to be significant, and the effect of fluctuations in revenue should be offset by the effect of fluctuations on the Company’s expenses in South Africa, which are paid in local currency. The Company intends to develop policies to minimize exchange fluctuation risk if and when sales volume increases. The Company invests its cash and cash equivalents in money market funds. These investments are subject to interest rate risk. However, due to the short-term nature of the Company’s investments, it believes that the financial market risk exposure is not significant.
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
April 30, 2006
Item 1. Legal Proceedings
The information in Note 9 to the Condensed Consolidated Financial Statements is incorporated herein by reference.
Item 1A. Risk Factors
          Our future operating results could differ materially from the results described in this report due to the risks and uncertainties related to our business, including those discussed below. Furthermore, these factors represent risks and uncertainties that could cause actual results to differ materially from those implied by forward-looking statements. We refer you to our “Cautionary Statement Regarding Forward-Looking Information” at the beginning of the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this report, which identifies forward-looking statements in this report. These risks and uncertainties are not the only ones we face. Others that we do not know about now, or that we do not now think are important, may impair our business or the trading price of our securities.
Company Risks
     We have a history of losses and expect future losses.
          We have had annual losses from operations since our inception in 1984. In the fiscal years ended October 31, 2003, 2004 and 2005, we had losses from operations of $47,312,000, $41,832,000 and $29,143,000, respectively. We had an accumulated deficit of $512,558,000 as of April 30, 2006. We anticipate that we will continue to generate losses for the next several years. Even if Hemopure were to be approved by the FDA or analogous European regulatory authorities, we might not be able to achieve profitable operations.
     We require significant funding in order to continue to operate.
          We expect that our cash on hand at April 30, 2006 will fund operations through mid October 2006. Sufficient funds may not be available to us thereafter or on terms that we deem acceptable, if they are available at all. Our auditors have modified their report for our fiscal year ended October 31, 2005 with respect to our ability to continue as a going concern. This modification may negatively impact our capital raising efforts.
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

BIOPURE CORPORATION
Part II — Other Information
April 30, 2006
We may not be able to continue as a going concern, as our funds are only sufficient to fund operations into October 2006.
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
If we fail to obtain FDA approval for Hemopure, we will not be able to market Hemopure in the United States, and as a consequence will be highly adversely affected.
          We will not be able to market Hemopure in the United States unless and until we receive FDA approval. In pursuing both the ischemia and trauma indications for Hemopure, as a prerequisite to further clinical trials for Hemopure in the United States, we must address ongoing FDA questions. We have been delayed, and could be further delayed, in responding either by outside contractors’ failure or inability to complete their tasks in a timely manner, our own staff reductions or by other unanticipated delays or difficulties and lack of resources. The FDA may find responses inadequate. In turn, we would be indefinitely unable to pursue development of Hemopure in the United States, a very large, key market.
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
Part II — Other Information
April 30, 2006
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
          In addition, many factors could delay or result in termination of ongoing or future clinical trials. Results from ongoing or completed preclinical or clinical studies or analyses could raise concerns over the safety or efficacy of a product candidate. For example, in April 2003 the FDA placed a proposed Phase 2 clinical trial of Hemopure for the treatment of trauma in the in-hospital setting on clinical hold citing safety concerns based on a preliminary review of data from our Phase 3 clinical trial in patients undergoing surgery. More recently it placed a clinical hold on a trauma trial proposed by the NMRC. We cannot assure investors that the FDA will not delay the development of Hemopure by continuing its current hold or placing other clinical trials we sponsor or others may sponsor on hold in the future. A clinical trial may also experience slow patient enrollment. The rate of completion of our clinical trials is dependent in large part on the rate of patient enrollment. There may be limited availability of patients who meet the criteria for certain clinical trials. Delays in planned patient enrollment can result in increased development costs and delays in regulatory approvals. Further, we rely on investigating physicians and the hospital trial sites to enroll patients. In addition, patients may experience adverse medical events or side effects resulting in delays, whether or not the events or the side effects relate to our product, and there may be a real or perceived lack of effectiveness of, or safety issues associated with, the product we are testing.
If we do not have the financial resources to fund trials required to develop Hemopure for multiple potential indications, our success as a company will be adversely affected.
          We cannot sell Hemopure for any indication unless we receive regulatory approval for that indication. Regulatory authorities generally require a separate marketing approval for each proposed indication for the use of Hemopure in the United States. In order to market Hemopure for more than one indication, we will have to design additional clinical trials, submit the trial designs to applicable regulatory authorities for review and complete those trials successfully. If any applicable regulatory authority approves Hemopure for an indication, it may require a label cautioning against Hemopure’s use for indications or classes of patients for which it has not been approved. We may not have funds available to try to exploit Hemopure for all of its potential indications. Our potential revenues will be impaired by limitations on Hemopure’s use.
We are subject to significant litigation risk.
          As discussed in detail above, in September 2005, the SEC filed a civil proceeding against us, two former officers, and one current officer, following an investigation that began in 2003. The SEC sought a permanent injunction restraining and enjoining the defendants from violating or aiding and abetting violations of Federal securities laws, a civil monetary penalty from each of the defendants, and an order barring the officer defendants from serving as officers or directors of any publicly-traded company. Following our first announcement of the SEC investigation, a number of lawsuits were filed against us and several of our former and

BIOPURE CORPORATION
Part II — Other Information
April 30, 2006
current directors and officers.
          We have reached an agreement in principle with the SEC staff, subject to SEC approval. We can provide no assurance as to the outcome of the other litigation or that the SEC agreement in principle will be approved. Members of our board of directors and management may spend considerable time and effort defending against any class action lawsuits, the action brought by the SEC and derivative actions. This expenditure of time and effort may adversely affect our business, results of operations and financial condition. We may incur substantial costs in connection with these matters, including legal expenses, judgments or settlements that exceed the amount of, or are not covered by, our insurance policies. In addition, the uncertainty about the possible effect of these matters on our financial position and results of operations may adversely affect our stock price and our ability to raise capital.
The litigation matters described above, and any other litigation matters with which we become involved, may harm our business and financial condition if they result in substantial judgments or settlements that exceed the amount of coverage under our insurance policies, or if such judgments or settlements are not covered by our insurance policies.
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
          Our success depends, in part, on our ability to market and distribute Hemopure effectively. We have no experience in the sale or marketing of medical products for humans in a major market. In the event that we obtain FDA approval of Hemopure, we may choose initially to market Hemopure using an independent distributor. Any such distributor:
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

BIOPURE CORPORATION
Part II — Other Information
April 30, 2006
If we cannot obtain market acceptance of Hemopure, we will not be able to generate adequate, profitable sales.
          Even if we succeed in obtaining marketing approval for Hemopure, a number of factors may affect future sales of our product. These factors include:
•	whether and how quickly physicians accept Hemopure as a cost-effective and therapeutic alternative to other products;

•	whether medical care providers or the public accept the use of a bovine-derived protein as a therapeutic in ischemia or any other indication, particularly in light of public perceptions in the United States, Europe and elsewhere about the risk of “mad cow disease”;

•	product price, which we believe is an important factor in South Africa and may be elsewhere.
If we fail to comply with good manufacturing practices, we may not be able to sell our products.
          To obtain the approval of the FDA and European regulatory authorities to sell Hemopure, we must demonstrate to them that we can manufacture Hemopure in compliance with applicable good manufacturing practices, commonly known as GMPs. GMPs are stringent requirements that apply to all aspects of the manufacturing process. We are subject to inspections of the FDA and European regulatory authorities at any time to determine whether we are in compliance with GMP requirements. If we fail to manufacture in compliance with GMPs, these regulatory authorities may refuse to approve Hemopure or revoke approval of Oxyglobin or may take other enforcement actions with respect to Hemopure or Oxyglobin.
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

BIOPURE CORPORATION
Part II — Other Information
April 30, 2006
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
          We have made a substantial investment in a planned manufacturing facility. If we cannot finance such a facility, we will be required to write off that investment, and our financial condition will be adversely affected.
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
          We cannot guarantee that our products and manufacturing process will be free of claims by third parties alleging that we have infringed their intellectual property rights. Several third parties hold patents with claims to compositions comprising polymerized hemoglobin and their methods of manufacture and use. One or more of these third parties may assert that our activities infringe claims under an existing patent. Any such claim could be expensive and time-consuming to defend, and an adverse litigation result or a settlement of litigation could require us to pay damages, obtain a license from the complaining party or a third party, develop non-infringing alternatives or cease using the challenged intellectual property. Any such result could be expensive or result in a protracted plant shutdown, in turn adversely affecting our ability to operate profitably.
          There can be no assurance that we would prevail in any intellectual property infringement action, or be able to obtain a license to any third party intellectual property on commercially reasonable terms, to successfully develop non-infringing alternatives on a timely basis, or to license alternative non-infringing intellectual property, if any exists, on commercially reasonable terms. Any significant intellectual property impediment to our ability to develop and commercialize Hemopure would seriously harm our business and prospects.

BIOPURE CORPORATION
Part II — Other Information
April 30, 2006
Our profitability will be adversely affected if we incur product liability claims in excess of our insurance coverage.
          The testing and marketing of medical products, even after regulatory approval, have an inherent risk of product liability. We maintain limited product liability insurance coverage. Our profitability would be adversely affected by a successful product liability claim in excess of our insurance coverage.
          We cannot guarantee that product liability insurance in adequate coverage amounts will be available in the future or be available on terms we could afford to pay.
Replacing our sole source suppliers for key materials could result in unexpected delays and expenses.
          We obtain some key materials, including membranes and chemicals, and services from sole source suppliers. All of these materials are commercially available elsewhere. If such materials or services were no longer available at a reasonable cost from our existing suppliers, we would need to purchase substitute materials from new suppliers. If we needed to locate a new supplier, the substitute or replacement materials or facilities would need to be tested for equivalency. Such equivalency tests could significantly delay development of a product, delay or limit commercial sales of approved products and cause us to incur additional expense.
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
          The Sarbanes-Oxley Act of 2002, which became law in July 2002, has required changes in some of our corporate governance, securities disclosure and compliance practices. In response to the requirements of that Act, the SEC and the Nasdaq have promulgated new rules and listing standards covering a variety of subjects. Compliance with these new rules and listing standards has increased our general and administrative costs, and we expect to continue to experience increased costs. These developments also could make it more difficult and more expensive for us to obtain director and officer liability insurance. Likewise, these developments may make it more difficult for us to attract and retain qualified members of our board of directors, particularly independent directors, or qualified executive officers.
          As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report of management on a company’s internal controls over financial reporting in their annual reports on Form 10-K that contains an assessment by management of the effectiveness of the company’s internal controls over financial reporting. In addition, the independent registered public accounting firm auditing a company’s financial statements must attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting. This requirement applied to our annual report on Form 10-K for our fiscal year ended October 31, 2005, for which our independent registered accounting firm provided an unqualified report. If our independent registered public accounting firm does not provide us with an unqualified report as to the effectiveness of our internal controls over financial reporting for one or more future year-ends, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our securities.
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

BIOPURE CORPORATION
Part II — Other Information
April 30, 2006
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

BIOPURE CORPORATION
Part II — Other Information
April 30, 2006
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
          We have been out of compliance in the past. We are susceptible to volatility of our stock and could become out of compliance again. In turn we would face possible delisting from the Nasdaq National Market. Delisting would adversely affect the trading price and limit the liquidity of our common stock and therefore cause the value of an investment in our Company to decrease.
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

BIOPURE CORPORATION
Part II — Other Information
April 30, 2006
Our stock price has been and may continue to be highly volatile, which may adversely affect holders of our stock and our ability to raise capital.
          The trading price of our common stock has been and is likely to continue to be extremely volatile. During the period from November 1, 2002 through April 30, 2006, the trading price of our stock ranged from a low of $0.64 per share (on December 21, 2005) to a high of $54.179 per share (on August 1, 2003). Our stock price and trading volume could be subject to wide fluctuations in response to a variety of factors, including, but not limited to, the following:
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

BIOPURE CORPORATION
Part II — Other Information
April 30, 2006
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None
Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
(a)	The Company held its 2006 annual meeting of stockholders on March 22, 2006.

(c)	Each matter voted upon at the meeting and the votes, were as follows:

(i)	Zafiris G. Zafirelis and C. Everett Koop, M.D. were elected as directors at the meeting. The other directors whose terms of office continued after the meeting are Daniel P. Harrington, Charles A. Sanders, M.D., David N. Judelson, Jay B. Pieper, and Guido J. Neels.

The shares voted for the election of directors were as follows:

	For	Withheld
Zafiris G. Zafirelis	31,483,370	243,762
C. Everett Koop, M.D.	31,022,626	704,506
(ii)	Ratification of the selection by the audit committee of Ernst & Young LLP as the Company’s independent registered public accounting firm was approved and the shares voted were as follows:

For	Against	Abstain
31,655,411	48,633	23,088
There were no broker-held nonvoted shares represented at the meeting.
Item 5. Other Information.
None
Item 6. Exhibits
The exhibits are listed in the accompanying Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOPURE CORPORATION
Date: June 9, 2006
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