Form 10-Q
period 2006-07-31
BIOPURE CORP
filed 2006-09-11
CIK 815508

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2006

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
Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The number of shares outstanding of each of the issuer’s classes of common stock as of September 8, 2006 was:

Class A Common Stock, $.01 par value	49,365,124
Class B Common Stock, $1.00 par value	117.7

BIOPURE CORPORATION

Part I
Item 1
BIOPURE CORPORATION
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	July 31, 2006	October 31, 2005
Assets:
Current assets:
Cash and cash equivalents	$7,008	$10,542
Accounts receivable, net	104	144
Inventories	2,837	3,449
Other current assets	1,335	1,440

Total current assets	11,284	15,575
Property, plant and equipment, net	23,326	26,000
Other assets	819	860

Total assets	$35,429	$42,435

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$971	$547
Accrued expenses	3,263	3,096
Current portion of deferred revenue	98	190
Current portion of restructuring charges	215	219

Total current liabilities	4,547	4,052
Deferred revenue, net of current portion	1,079	987
Restructuring charges, net of current portion	89	221
Other long-term liabilities	41	41

Total long-term liabilities	1,209	1,249
Stockholders’ equity:
Preferred stock, $0.01 par value, 30,000,000 shares authorized, no shares outstanding	—	—
Common stock:
Class A, $0.01 par value, 200,000,000 shares authorized, 41,789,370 shares outstanding at July 31, 2006 and 24,359,170 at October 31, 2005	418	244
Class B, $1.00 par value, 179 shares authorized, 117.7 shares outstanding	—	—
Capital in excess of par value	524,098	511,560
Contributed capital	24,574	24,574
Notes receivable	(235)	(235)
Accumulated deficit	(519,182)	(499,009)

Total stockholders’ equity	29,673	37,134

Total liabilities and stockholders’ equity	$35,429	$42,435

See accompanying notes.

BIOPURE CORPORATION
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 31, 2006	July 31, 2005	July 31, 2006	July 31, 2005
Revenues:
Product revenue	$313	$358	$988	$955
Research and development revenues	83	125	296	827

Total revenues	396	483	1,284	1,782
Cost of product revenues	2,939	3,166	9,351	9,139

Gross loss	(2,543)	(2,683)	(8,067)	(7,357)
Operating expenses:
Research and development	1,772	1,268	5,112	4,178
Sales and marketing	197	143	524	373
General and administrative	2,239	2,412	6,826	8,896

Total operating expenses	4,208	3,823	12,462	13,447

Loss from operations	(6,751)	(6,506)	(20,529)	(20,804)
Other income, net	127	128	356	312

Net loss	$(6,624)	$(6,378)	$(20,173)	$(20,492)

Per share data
Basic and diluted net loss per common share	$(0.16)	$(0.26)	$(0.55)	$(0.94)

Weighted-average shares used in computing basic and diluted net loss per common share	41,616	24,359	36,695	21,716

See accompanying notes.

BIOPURE CORPORATION
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	July 31, 2006	July 31, 2005
Operating activities:
Net loss	$(20,173)	$(20,492)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,836	3,096
Stock compensation expense	810	—
Deferred compensation	—	(121)
Cancellation of note receivable and accrued interest	—	23
Non-cash charge related to issuance of stock	—	808
Accretion of restructuring charge	26	37
Inventory writedowns	962	3,237
Changes in assets and liabilities:
Accounts receivable	40	(89)
Inventories	(350)	(2,179)
Other current assets	105	(251)
Accounts payable	424	1,344
Accrued expenses	167	(1,087)
Restructuring charges	(162)	472

Net cash used in operating activities	(15,315)	(15,202)
Investing activities:
Purchases of property, plant and equipment	(121)	(57)
Other assets	—	26

Net cash used in investing activities	(121)	(31)
Financing activities:
Net proceeds from sales of common stock	9,116	21,042
Proceeds from the exercise of warrants and options	2,786	4,197

Net cash provided by financing activities	11,902	25,239
Net increase/(decrease) in cash and cash equivalents	(3,534)	10,006
Cash and cash equivalents at beginning of period	10,542	6,448

Cash and cash equivalents at end of period	$7,008	$16,454

Supplemental disclosure of cash flow information:
Fair value of warrants issued related to sales of common stock	$8,263	$4,857

See accompanying notes.

BIOPURE CORPORATION
Notes to Condensed Consolidated Financial Statements
July 31, 2006
(Unaudited)
1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended July 31, 2006 are not necessarily indicative of the results that may be expected for the year ending October 31, 2006; however, the Company expects to incur a substantial loss for the year ending October 31, 2006.

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

The Company has financed operations from inception primarily through sales of equity securities and development and license agreement payments. The Company has not been profitable since inception and had an accumulated deficit of $519,182,000 at July 31, 2006. As of July 31, 2006, the Company had $7,008,000 in cash and cash equivalents. Since July 31, 2006, the Company has raised approximately $5.0 million in additional funding. (See Note 11, Subsequent Events). The Company expects this funding, in addition to the cash and cash equivalents at July 31, 2006 to be sufficient to fund operations until late January 2007 under the current operating plan. The Company will require significant additional funding to remain a going concern and to fund operations until such time, if ever, as it becomes profitable. The Company intends to seek additional capital through sales of equity securities and, if appropriate, to consider strategic collaborations for sharing development and commercialization costs. However, there can be no assurance that adequate additional financing will be available to the Company on terms that it deems acceptable, if at all.

2.	Net Loss per Share

Basic net loss per common share is computed based on the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is computed based upon the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of the Company’s common stock equivalents, including the shares issuable upon the conversion of class B common stock outstanding and the exercise of common stock options and warrants. The dilutive effect of stock options and warrants is determined based on the treasury stock method using the average market price of common stock for the period. However, basic and diluted net loss per common share are presented as the same for all periods presented, as the Company had losses for all periods presented and, consequently, the effect of class B common stock, options and warrants is anti-dilutive. Consequently, dilutive weighted average shares outstanding do not include 19,462, 944 potential common-equivalent shares for the three and nine months ended July 31, 2006 and 6,348,791 common-equivalent shares for the three and nine months ended July 31, 2005, as their effect would have been anti-dilutive.

BIOPURE CORPORATION
Notes to Condensed Consolidated Financial Statements
July 31, 2006
(Unaudited)
(continued)
3.	Capital Stock

During the three months ended July 31, 2006, options and warrants were exercised to acquire an aggregate of 740,600 shares of the Company’s class A common stock at a weighted average exercise price of $0.898 per share. Total proceeds from these exercises were approximately $665,000.

4.	Stock Based Compensation

As of July 31, 2006, the Company had one share-based compensation plan, the Biopure Corporation Omnibus Securities and Incentive Plan (“the Plan”). The Plan as amended, which is shareholder-approved, permits the grant of share options to the Company’s employees, consultants and directors for up to 4.37 million shares of common stock. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Options vest at various periods of up to four years and may be exercised within ten years of the date of grant. Shares issued upon exercise of options are generally issued from new shares of the Company.

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

Total compensation expense for all stock-based compensation recorded under SFAS 123(R) for the three and nine months ended July 31, 2006 (no expense in fiscal 2005) is as follows:

	Three Months Ended	Nine Months Ended
	July 31,	July 31,
	2006	2006
Cost of revenues	$38	$120
Research and development	23	96
Selling and marketing	1	3
General and administrative	145	494

Total	$207	$713

The compensation expense increased both basic and diluted net loss per share by $0.005 and $0.019 for the three and nine months ended July 31, 2006, respectively. In accordance with the modified-prospective transition method of SFAS 123(R), results for prior periods have not been restated. As of July 31, 2006, there was $1.5 million of unrecognized compensation expense, net of forfeitures, related to non-vested market-based share awards that is expected to be recognized over a weighted-average period of 2.41 years.

BIOPURE CORPORATION
Notes to Condensed Consolidated Financial Statements
July 31, 2006
(Unaudited)
(continued)
The following table illustrates the effect on net loss and net loss per share for the three and nine months ended July 31, 2005 if the Company had applied the fair value recognition provisions of Statement 123 to options granted under the Company’s stock option plan.

	Three Months Ended	Nine Months Ended
	July 31,	July 31,
In thousands (except per share data)	2005	2005
Net loss, as reported	$(6,378)	$(20,492)
Deduct: Total stock-based compensation expense determined under fair value based method for all employee awards	(171)	(1,740)

Pro forma net loss	$(6,549)	$(22,232)

Net loss per common equivalent share:
Basic and diluted — as reported	$(0.26)	$(0.94)

Basic and diluted — pro forma	$(0.27)	$(1.02)

The fair value of each stock option is estimated on the date of grant using the Black-Scholes Option Pricing Model using the assumptions noted in the following table. The risk-free interest rate is based on a treasury instrument, the term of which is consistent with the expected life of the stock options. Expected volatility is based exclusively on historical volatility data of the Company’s stock. The Company estimated the stock option forfeitures based on historical experience. The Company was unable to use historical information to estimate the expected term due to a lack of historical exercise activity and therefore used the “simplified” method as prescribed by the Securities and Exchange Commission Staff Accounting Bulletin No. 107.

	Three Months Ended		Nine Months Ended
	July 31,	July 31,	July 31,	July 31,
	2006	2005	2006	2005
Risk-free interest rate	4.49%	4.03%	4.58%	3.81%
Expected volatility	85%	83%	85%	82%
Expected lives (years)	5.13	7.0	5.27	5.0
Expected dividend yield	—	—	—	—
The weighted average grant-date fair value of options granted during the first nine months of fiscal 2006 and 2005 were $0.87 and $1.61 per share, respectively.
A summary of option activity under the Plan as of July 31, 2006 and changes during the nine month period then ended is presented below (in thousands, except weighted average data):

		Weighted-	Weighted-
	Number	Average	Average
	of Stock	Exercise	Remaining	Aggregate
	Options	Price	Life in Years	Intrinsic Value
Outstanding at October 31, 2005	2,582	$12.74
Granted	312	1.20
Exercised	(12)	0.92
Forfeited/Cancelled/ Expired	(221)	18.76

Outstanding at July 31, 2006	2,661	10.94	7.33	$8

Exercisable at July 31, 2006	1,147	23.01	5.13	$6

Vested and expected to vest at July 31, 2006	2,604	$11.15	7.29	$—

During the first nine months of fiscal 2006, there were 12,000 options exercised with no intrinsic value. There were no options exercised during the same period in fiscal 2005. The total fair value of shares vested during 2006 and 2005 were $786,000 and $1.8 million respectively.
Common Stock Options to Advisory Board
During the third fiscal quarter of 2006 the Company granted options to purchase a total of 110,000 shares of common stock to seven members of the Company’s medical advisory board. These options were vested at issuance and are exercisable at any time on or prior to the fifth anniversary of the grant date. The Company

BIOPURE CORPORATION
Notes to Condensed Consolidated Financial Statements
July 31, 2006
(Unaudited)
(continued)
recorded a charge to operations for these grants of approximately $89,000 for the third fiscal quarter calculated under the Black-Scholes Model using a volatility of 85.1%, risk-free rate of 4.39% and a term of five years. There was no comparable charge during fiscal 2005.

5.	Inventories

Inventories are valued at the lower of cost (determined using the first-in, first-out method) or market. Inventories were as follows at the following dates:

In thousands	July 31, 2006	October 31, 2005
Raw materials	$679	$619
Work-in-process	329	388
Finished goods-Oxyglobin	854	792
Finished goods-Hemopure	975	1,650

	$2,837	$3,449

The inventory of Hemopure [hemoglobin glutamer – 250 (bovine)] finished goods represents those units the Company expects to sell in South Africa or those units to be used in preclinical or clinical trials conducted by or on behalf of the U.S. Naval Medical Research Center (NMRC), for which the Company is reimbursed. Each quarter the Company reviews the inventory of Hemopure finished goods and, if necessary, writes off any units beyond those forecast for these purposes, resulting in a charge to operations through cost of revenues. Accordingly, in the third fiscal quarter of 2006 the Company charged $241,000 to cost of revenues. If the Company continues to experience a lack of or extremely limited sales in South Africa or further delays in the use of Hemopure by the NMRC, it expects to write off additional units in the future.

6.	Accrued Expenses

Accrued expenses were as follows at the following dates:

In thousands	July 31, 2006	October 31, 2005
Accrued severance	$696	$935
Financing fees	537	537
Accrued legal and audit fees	247	277
Accrued payroll and related employee expenses	981	639
Other	802	708

	$3,263	$3,096

Included in accrued severance are costs relating to the resignation, in fiscal 2005, of the Company’s Chief Technology Officer. At October 31, 2005, the Company had an accrual of $917,000, representing the amount owed to him in accordance with his employment agreement. During the first nine months of fiscal 2006, the Company paid $256,000 of this amount. The remaining accrual of $661,000, included in the above total, at July 31, 2006 will be paid over the next 21 months in accordance with his employment agreement.

7.	Restructuring

During the first quarter of fiscal 2005, the Company vacated leased office space and sublet it for a period of 38 months. The Company accounted for the transaction in accordance with FAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” These costs were included in general and administrative expense in the consolidated statement of operations during fiscal 2005, and the remaining obligation is accrued both in the current portion of restructuring charges, and in restructuring charges, net of current portion on the condensed consolidated balance sheet at July 31, 2006 and October 31, 2005.

BIOPURE CORPORATION
Notes to Condensed Consolidated Financial Statements
July 31, 2006
(Unaudited)
(continued)
The following table shows the restructuring activity and liability balances (in thousands):

Balance at October 31, 2005	$440
Accretion of liability	26
Payments	(162)

Balance at July 31, 2006	$304

8.	Commitments

Research Agreement(1)

In 2003, the Company entered into a Cooperative Research and Development Agreement (CRADA) with the NMRC. Under the CRADA, as amended, the NMRC has primary responsibility for designing, seeking U.S. Food and Drug Administration (FDA) acceptance of, and conducting a planned Phase 2/3 clinical trial of Hemopure in trauma patients with severe hemorrhagic shock (acute blood loss) in the out-of-hospital setting. The Company believes that all or most of its costs could be covered by government funding. To date, Congress has appropriated a total of $22.5 million to the U.S. Navy and Army for the development of Hemopure for potential use in military and civilian trauma and to cover military administrative costs. Of this amount, approximately $5 million is being administered by the Army.(2)

9.	Recently Issued Accounting Standards

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”). This statement establishes new standards on accounting for changes in accounting principles. Pursuant to SFAS No. 154, all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS No. 154 replaces APB Opinion No. 20 and SFAS No. 3, though it carries forward the guidance in those pronouncements with respect to accounting for changes in estimates, changes in the reporting entity and the correction of errors. This statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 (beginning of the Company’s 2007 fiscal year). The Company does not believe the adoption of this standard will have a material impact on its financial position or results of operations.

In July 2006, the FASB issued FIN 48 “Accounting for Uncertainty in Income Taxes.” This interpretation requires that the Company recognize in its financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006 (beginning of the Company’s 2008 fiscal year), with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its financial statements, but does not believe the adoption of this standard will have a material impact on its financial position or results of operations.

(1)	The content of this document does not necessarily reflect the position or the policy of the U.S. Government or the Department of Defense, and no official endorsement should be inferred. Completion of the proposed RESUS clinical trial of Hemopure in trauma is contingent upon funding.

(2)	$5,102,306 is from Grant DAMD17-02-1-0697. The U.S. Army Medical Research Acquisition Activity, 820 Chandler Street, Fort Detrick MD 21702-5014 is the awarding and administering acquisition office.

BIOPURE CORPORATION
Notes to Condensed Consolidated Financial Statements
July 31, 2006
(Unaudited)
(continued)
10.	Litigation

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

On March 11, 2006, the Company and the current officer defendant reached an agreement in principle with the SEC staff to recommend settlement of this matter. Under the proposed settlement, no fines or disgorgement would be required of the Company and it would have no effect on the employment or officer status of the individual. The Company would agree to an injunction against violations of certain securities laws and regulations and to retain an independent consultant to review the Company’s disclosure practices. The agreement in principle has been approved by the SEC and is pending court action.

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

The seven members of the Company’s Board of Directors during the period March through December 2003 and certain officers during that period were named as defendants in two stockholder derivative actions filed on January 26, 2004 and January 29, 2004 in the same District Court. A consolidated, amended complaint was filed, in regard to Biopure Corporation Derivative Litigation. Another request to amend again to copy the SEC’s civil injunctive complaint was also filed and granted. The Company filed a motion to dismiss, which was denied. Biopure is named as a defendant, even though in a derivative action any award is for the benefit of the Company, not individual stockholders. The consolidated, amended complaint alleges that the individual directors and officers breached fiduciary duties in connection with the same disclosures referenced in the purported securities class action. The complaint does not specify the amount of the alleged damages plaintiffs seek to recover. The Company has appointed two disinterested directors as a special litigation committee to determine whether or not

BIOPURE CORPORATION
Notes to Condensed Consolidated Financial Statements
July 31, 2006
(Unaudited)
(continued)
the Company should pursue this action. It has filed a motion to stay the case during its investigation and deliberation. A different stockholder also made demand on the Company’s directors on June 30, 2004 that they pursue similar claims on behalf of Biopure, and a similar derivative case was filed in the Trial Court of Massachusetts, Middlesex County, on September 25, 2005. The court stayed the case in Middlesex County pending the outcome of the case in federal court. At this time, the Company cannot estimate what impact, if any, these cases may have on its financial position or results of operations. No amounts have been accrued to date with regard to these actions.

11.	Subsequent Events

In August 2006, Biopure completed a private placement of its common stock and warrants that raised proceeds of approximately $5.0 million for the Company after placement fees. The Company sold 7,575,754 shares of its common stock and warrants to acquire an additional 7,575,754 shares. The Company also issued unit warrants to the placement agent to acquire up to 378,788 units, at an exercise price of $0.89 per unit. Each unit consists of one share of common stock and one five-year warrant to purchase an additional share of common stock. The unit warrant will be exercisable at any time between February 23, 2007 and August 23, 2011.

BIOPURE CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
July 31, 2006
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement Regarding Forward-Looking Information
The following discussion of the Company’s financial condition and results of operations includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these statutes. These forward-looking statements include, without limitation, statements about the clinical development program, market opportunity, strategies, competition, expected activities as the Company pursues its business plan, and the adequacy of its available cash resources. These forward-looking statements are usually accompanied by words such as “believe,” “anticipate,” “plan,” “seek,” “expect,” “intend” and similar expressions. The forward-looking information is based on various factors and was derived using numerous assumptions and judgments.
These forward-looking statements involve risk and uncertainties. Forward-looking statements include those that imply that the Company will be able to commercially develop Hemopure, that in pursuing cardiovascular and trauma indications the Company will be able to address pending safety and other questions of the U.S. Food and Drug Administration (FDA) that the U.S. Naval Medical Research Center (NMRC) may conduct a two-stage Phase 2/3 clinical trial in the out-of-hospital setting, that the Company will be able to obtain regulatory approval for the marketing and sale of Hemopure in a major market, that anticipated milestones will be met in the expected timetable, that any preclinical or clinical trials will be successful, that Hemopure, if it receives regulatory approval, will attain market acceptance and be manufactured and sold in amounts to attain profitability, that the Company will be able to successfully increase its manufacturing capacity for Hemopure if it receives regulatory approval, that the Company will be able to manage its expenses effectively and raise the funds needed to operate its business, or that the Company will be able to stabilize and enhance its financial position. Actual results may differ materially from those set forth in the forward-looking statements due to risks and uncertainties that exist in the Company’s operations and business environment. These risks include the factors identified under “Risk Factors” in this report. All forward-looking statements included or incorporated by reference in this report are based on information available to the Company on the date such statements were made. In light of the substantial risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this report should not be regarded as representations by us that the Company’s objectives or plans will be achieved. The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any additional disclosures the Company makes in its reports to the SEC on Forms 10-Q, 8-K and 10-K.
The content of this document does not necessarily reflect the position or the policy of the U.S. Government or the Department of Defense, and no official endorsement should be inferred.
Overview
Biopure is conducting pilot clinical trials of Hemopure and assessing the potential of ischemia indications. This ischemia development program includes:
•	A Phase 2 trial, completed in 2005, that was designed to assess the product’s safety and feasibility in patients with single-vessel coronary artery disease who were undergoing angioplasty and stent procedures, or percutaneous coronary intervention (PCI). This trial enrolled a total of 46 patients at five hospitals in Germany, Belgium and the Netherlands;

•	A 60-patient Phase 2 trial in patients undergoing multi-vessel coronary artery bypass graft (CABG) surgery has enrolled 17 patients to date in Greece and the U.K., and the Company intends to add sites;

•	A 100-patient Phase 2 trial in patients with peripheral vascular disease who are undergoing limb amputation below or through the knee has enrolled eight patients to date in South Africa, and patient screening has begun in the U.K.;

BIOPURE CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
July 31, 2006
(Unaudited)
(continued)
•	A proposed Phase 2 trial in 15 patients with multi-vessel coronary artery disease who are undergoing PCI has been authorized in Belgium and is pending hospital authorization at the lead trial site in the Netherlands.
Biopure is also working with cardiology consultants and clinical investigators to develop protocols for potential Phase 2 and Phase 3 trials of Hemopure in heart attack patients. The Company would expect to begin the first of the two trials if further ground work, including formal scientific advice from the European Medicines Agency (EMEA) indicates that the proposed Phase 3 trial design could be a pivotal trial forming the basis of a marketing application in the European Union.
In South Africa, Biopure is sponsoring a 50-patient single-center Phase 2 safety and feasibility trial of Hemopure, in a hospital setting, for emergency treatment of unstable trauma patients with significant blood loss. Enrollment has been slow and intermittent, with 21 patients enrolled to date.
Additional information on the Company’s ongoing trials is available online at www.clinicaltrials.gov.
Separately, in July 2006, Biopure submitted a marketing authorization application to the United Kingdom’s Medicines and Healthcare Products Regulatory Agency (MHRA) seeking authorization to market Hemopure in the U.K. for the treatment of acutely anemic adult orthopedic surgery patients under 80 years of age. In the U.S., the Company is assisting the Navy in its efforts to obtain regulatory clearance to initiate a government-funded Phase 2/3 trauma trial in the out-of-hospital setting.
The Company expects the proceeds of an August 2006 funding together with the cash on hand at July 31, 2006, to be sufficient to fund operations until late January 2007, under the current operating plan. Significant additional capital will be required to fund the Company’s operations until such time, if ever, as it becomes profitable. The Company intends to seek additional capital through public or private sales of equity securities and, if appropriate, consider corporate collaborations for sharing development and commercialization costs. The Company also plans to continue to aggressively manage expenses, having reduced its workforce and other expenses in recent years. These cost-cutting measures included reducing the Company’s manufacturing operations and thus limiting production and sales of Oxyglobin [hemoglobin glutamer – 200 (bovine)] to keep its veterinary business viable until such time, if ever, as it can produce Oxyglobin more cost-effectively.
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
Although the Company regularly assesses these estimates, actual results could differ materially from these estimates. Changes in estimates are recorded in the period in which they occur. The Company bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances.
Critical Accounting Policies
The Company’s significant accounting policies are described in the Notes to the Consolidated Financial Statements contained in its Annual Report on Form 10-K for the fiscal year ended October 31, 2005. The application of the Company’s critical accounting policies is particularly important to the accurate portrayal of its financial position and results of operations. These critical accounting policies require the Company to make subjective judgments in determining estimates about the effect of matters that are inherently uncertain. The following critical accounting policies are considered most significant.

BIOPURE CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
July 31, 2006
(Unaudited)
(continued)
Inventories
Inventories are stated at the lower of cost (determined using the first-in, first-out method) or market. Inventories consist of raw material, work-in-process and Hemopure and Oxyglobin finished goods. Both Oxyglobin and Hemopure have a shelf life of 3 years from the date of manufacture. Hemopure inventories are reviewed regularly to identify expired units and units with a remaining life too short to be commercially viable or usable in clinical trials for which units will be purchased, based on projected and historical clinical and sales activity. Inventories are also subject to internal quality compliance investigations. The inventory of Hemopure finished goods represents the units the Company expects to sell in South Africa or units to be used in preclinical and clinical trials conducted by or on behalf of the NMRC, for which the Company is reimbursed. The Company has been and expects to continue to be paid for the cost of units to be used in a proposed trauma trial to be conducted by or on behalf of the NMRC. Any units expected to be consumed by the Company in its own preclinical studies or clinical trials are carried in inventory at no value until used. If the Company experiences lower than forecasted sales in South Africa or less than expected use of Hemopure by the NMRC, the Company may write off additional units in the future.
Stock-based Compensation
The Company adopted the provisions of Statement of Financial Accounting Standards 123R, “Share-Based Payment” (“SFAS 123R”), beginning November 1, 2005, using the modified prospective transition method. SFAS 123R requires the Company to measure the cost of employee services in exchange for an award of equity instruments based on the grant-date fair value of the award and to recognize cost over the requisite service period. Under the modified prospective transition method, financial statements for periods prior to the date of adoption are not retrospectively adjusted. However, compensation expense is recognized for (a) all share-based payments granted after the effective date under SFAS 123R, and (b) all awards granted under SFAS 123 to employees prior to the effective date that remain unvested on the effective date. The Company recognizes compensation expense on fixed awards with pro rata vesting on a straight-line basis over the vesting period.
Prior to November 1, 2005, the Company used the intrinsic value method to account for stock-based employee compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and therefore the Company did not recognize compensation expense in association with options granted at or above the market price of the Company’s Common Stock at the date of grant.
As of July 31, 2006, there was $1.5 million of unrecognized compensation expense, net of forfeitures, related to non-vested market-based share awards that is expected to be recognized over a weighted average period of 2.41 years.
Refer to Note 4 to the condensed consolidated financial statements for further discussion and analysis of the impact of adoption in the Company’s statement of operations.
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
The Company’s investments in property and equipment, such as new facility construction and the asset related to the expenditures for a planned manufacturing facility in South Carolina, are the principal long-lived assets that are subject to such review. Quarterly, the Company considers whether or not there were indicators of impairment of its long-lived assets that arose during the quarter subsequent to their last review. For the quarter reported on, the Company has determined that no such impairment indicators have arisen. The Company continually monitors

BIOPURE CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
July 31, 2006
(continued)
that an impairment indicator exists, it would be required to perform an impairment test, which might result in a material impairment charge to the statement of operations.
Revenue Recognition
The Company recognizes revenue from sales of Hemopure and Oxyglobin upon shipment, provided that there is evidence of a final arrangement, there are no uncertainties surrounding acceptance, title has passed, collectibility is probable and the price is fixed or determinable. Hemopure marketing in South Africa is directed toward institutions. The Company sells Oxyglobin directly to veterinarians in the United States and to a distributor in the United Kingdom for resale in the European Union. Collectibility is reasonably assured once pricing arrangements are established, as these arrangements establish the distributor’s intent to pay. The Company’s customers do not have a right to return product. The Company monitors creditworthiness on a regular basis and believes collectibility of product revenues is reasonably assured at the time of sale.
The Company recognizes revenue from the U.S. military upon invoicing for reimbursable expenses incurred in connection with developing Hemopure for a trauma indication. Amounts received for future inventory purchases, recorded as deferred revenue, will be recognized upon shipment in accordance with the provisions discussed above.
Research and Development
Since its founding in 1984, Biopure has been primarily a research and development company focused on developing Hemopure, the Company’s oxygen therapeutic for human use, and obtaining regulatory approval in the United States and other markets. The Company’s research and development expenses have been devoted to basic research, product development, process development, preclinical studies, clinical trials and regulatory activity. In addition, the Company’s development expenses in the past included the design, construction, validation and maintenance of a large-scale pilot manufacturing plant in Cambridge, Massachusetts. The existing plant was completed in 1995, expanded in 1998 and expanded again in 2002.
A facility is a necessary part of developing a product like Hemopure. The FDA classifies Hemopure as a biologic because it is derived from animal-source material. Unlike drugs that are chemical compounds, biologics are defined by their manufacturing process and composition. Under FDA regulations, any change in the manufacturing process could be considered to produce an altered, possibly different product. Therefore, it is necessary to demonstrate manufacturing capability at greater than laboratory scale for an application for regulatory approval of a biologic to be accepted for review. This requirement may result in high manufacturing research and development costs in the development of a biologic relative to other types of drugs.
Prior to 1998, the Company only manufactured product for use in preclinical and clinical trials, and production costs were charged wholly to research and development. As an offshoot of the research and development for Hemopure, Oxyglobin, a similar product, gained approval for veterinary use in 1998. Oxyglobin was then produced for sale in the pilot manufacturing plant that was built and maintained primarily for the development of Hemopure. Because of this marketing approval, costs of production of Oxyglobin for sale and an allocation of manufacturing overhead based on capacity used for Oxyglobin are charged to inventory and to cost of revenues. Since marketing approval was received for Hemopure in South Africa in 2002, costs of production of Hemopure for sale and an allocation of manufacturing overhead based on capacity used for Hemopure have been charged to inventory and to cost of revenues.
Results of Operations
As the Company generates net losses, the key drivers of the losses are cost of revenues, research and development and other expenses consisting of sales and marketing and general and administrative. Inflation and changing prices have not had a significant impact on the revenues or loss from operations in the periods presented below. For the three and nine month periods ended July 31, 2006 and 2005, these items were as follows (in thousands):

BIOPURE CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
July 31, 2006
(continued)

	Three Months Ended				Nine Months Ended
	July 31, 2006		July 31, 2005		July 31, 2006		July 31, 2005
		Percent of		Percent of		Percent of		Percent of
	Amount	Total Costs	Amount	Total Costs	Amount	Total Costs	Amount	Total Costs
Oxyglobin Product Sales	$312		$358		$980		$955
Hemopure Product Sales	1		—		8		—
Research and Development
Revenues	83		125		296		826
Other Revenues	—		—		—		1

Total Revenues	396		483		1,284		1,782
Cost of Revenues
Oxyglobin	725	10%	641	9%	2,140	10%	1,948	9%
Hemopure	2,214	31%	2,525	36%	7,211	33%	7,191	32%

Total Cost of Revenues	2,939	41%	3,166	45%	9,351	43%	9,139	41%
Research and Development	1,772	25%	1,268	18%	5,112	24%	4,178	18%
Sales and Marketing
Oxyglobin	16	0%	7	0%	57	0%	17	0%
Hemopure	181	3%	136	2%	467	2%	356	2%

Total Sales and Marketing	197	3%	143	2%	524	2%	373	2%
General and Administrative	2,239	31%	2,412	35%	6,826	31%	8,896	39%

Total Costs	$7,147	100%	$6,989	100%	$21,813	100%	$22,586	100%
Three months ended July 31, 2006 compared to three months ended July 31, 2005
Total revenues for the third quarter of 2006 were $396,000, including $312,000 from sales of Biopure’s veterinary product Oxyglobin and $83,000 from past congressional appropriations administered by the U.S. Army. The Army payments reimburse Biopure for much of the trauma development expenses it incurs for Hemopure. Total revenues for the same period in 2005 were $483,000, including $125,000 from Army payments and $358,000 from Oxyglobin sales. The payments from the Army vary relative to the amount of reimbursable activity of the Company. Sales revenues for Hemopure in fiscal 2006 totaled $8,000 at the end of the third fiscal quarter. Biopure attributes the low level of sales, which it had anticipated prior to beginning to market, to the high cost of Hemopure compared with allogenic red blood cells (RBCs), when available, the fact that allogenic RBCs are considered safe in South Africa, and the lack of private medical insurer or governmental reimbursement for the product.
Cost of revenues was $2.9 million for the third quarter of fiscal 2006, compared to $3.2 million for the same period in 2005. Cost of revenues includes costs of both Oxyglobin and Hemopure. Hemopure cost of revenues, consisting primarily of the allocation of unabsorbed fixed manufacturing costs, was $2.2 million for the third quarter of fiscal 2006 compared to $2.5 million for the same period in 2005. The decrease in Hemopure cost of revenues was largely due to a decrease in inventory write-downs compared to the third quarter of last year. Each quarter the Company reviews its finished goods inventory against the most recent forecast for sales in South Africa and use in reimbursable preclinical and clinical trials. Units valued in inventory that are in excess of the forecast are written off. Oxyglobin cost of revenues was $725,000 for the third quarter of fiscal 2006 compared to $641,000 for the same period in 2005.

BIOPURE CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
July 31, 2006
(continued)
A breakdown of the Company’s research and development expenses by major activity is as follows:

	Three Months Ended
	July 31, 2006		July 31, 2005
		Percent of		Percent of
In thousands	Amount	Total R&D Costs	Amount	Total R&D Costs
European Surgical Anemia Application	$696	39%	$—	—
Ischemia Program	360	20%	419	33%
Trauma Program	351	20%	50	4%
BLA-Derived FDA Review Process	98	6%	682	54%
Other Projects	267	15%	117	9%

Total	$1,772	100%	$1,268	100%

Historically, virtually all research and development expenses related to an anticipated surgical anemia indication where Hemopure would be used to eliminate or reduce the need for red blood cell transfusion. Biopure is not currently seeking FDA approval of the BLA it previously submitted for this indication. However, the Company continues to account for BLA-derived regulatory activity as a separate project, as discussed below. The Company’s primary strategic focus is now the development of Hemopure for cardiovascular ischemia and trauma indications, discussed below.
European Surgical Anemia Application
The European surgical anemia application expenses relate to the marketing authorization application the Company submitted to the United Kingdom regulatory authority in July 2006. The cost of this submission is recorded as a separate project from the historic development that led to the Company’s BLA submission to the FDA. The Company has no revenue projections for this potential indication at this time.
Ischemia and Trauma Projects
Both the ischemia and the trauma projects are in early stages (i.e., safety clinical trials and preclinical animal studies), although the NMRC is seeking FDA authorization to conduct a Phase 2/3 trial in trauma patients. Cumulative ischemia project expenditures of $4.4 million as of July 31, 2006 consist primarily of the costs of preparing and carrying out the Phase 2 clinical trials in Europe. Cumulative trauma expenditures of $3.3 million as of July 31, 2006 consist of costs to conduct preclinical studies and preparation costs primarily associated with protocol and study design for the proposed NMRC sponsored out-of-hospital trauma trial. Of these trauma expenses, $2.6 million has been reimbursed to date by payments administered by the U.S. Army as described in Note 8 to the condensed consolidated financial statements.
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
BLA Derived FDA Review Process
The BLA was filed in July 2002 for a proposed orthopedic surgical anemia indication. Although the Company is not currently seeking FDA approval of the BLA, it continues to account for responses to FDA questions arising out of the BLA as a separate project. The Company believes these responses are useful or necessary in order to proceed with clinical development of other potential indications. It would be premature to allocate these expenses to possible future indications at this time.

BIOPURE CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
July 31, 2006
(continued)
Research and development expenses were $1.8 million for the third quarter of fiscal 2006, compared to $1.3 million for the corresponding period in 2005. The increase was primarily due to added employees and increased use of outside regulatory services.
Sales and marketing expenses increased to $197,000 for the third quarter of fiscal 2006, from $143,000 for the same period in 2005 largely due to expenses for a sales agent for Hemopure in South Africa. The Company did not have a sales agent in South Africa during 2005.
General and administrative expenses were $2.2 million for the third quarter of fiscal 2006, compared to $2.4 million for the corresponding period in 2005. The decrease was primarily due to lower spending on outside services and decreased salaries expense. These decreases were partially offset by other compensation expense, including stock-based compensation recorded under Financial Accounting Standards Board Statement No. 123(R), which the Company adopted in fiscal 2006, and other incentive compensation.
Nine months ended July 31, 2006 compared to nine months ended July 31, 2005
Total revenues for the first nine months of 2006 were $1.3 million, including $980,000 from sales of Oxyglobin, $296,000 from past congressional appropriations and $8,000 from sales of Hemopure in South Africa. The Army payments reimburse Biopure for certain trauma development expenses for Hemopure. Total revenues for the same period in 2005 were $1.8 million, including $955,000 from Oxyglobin sales and $827,000 from Army payments. The payments from the Army vary relative to the amount of reimbursable activity of the Company.
Cost of revenues was $9.4 million for the first nine months of fiscal 2006, compared to $9.1 million for the same period in 2005. Cost of revenues includes costs of both Oxyglobin and Hemopure. Hemopure cost of revenues, consisting primarily of the allocation of unabsorbed fixed manufacturing costs, was $7.2 million for the first nine months of fiscal 2006 as well as the same period in 2005. Oxyglobin cost of revenues increased to $2.1 million for the first nine months of fiscal 2006 from $1.9 million for the same period in 2005 mostly due to higher unit sales.
A breakdown of the Company’s research and development expenses by major activity is as follows:

	Nine Months Ended
	July 31, 2006		July 31, 2005
		Percent of		Percent of
In thousands	Amount	Total R&D Costs	Amount	Total R&D Costs
European Surgical Anemia Application	1,484	29%	—	—
Ischemia Program	1,272	25%	1,313	31%
Trauma Program	772	15%	526	13%
BLA Derived FDA Review Process	562	11%	2,092	50%
Other Projects	1,022	20%	247	6%

Total	$5,112	100%	$4,178	100%

Research and development expenses were $5.1 million for the first nine months of fiscal 2006, compared to $4.2 million for the corresponding period in 2005. The increase was primarily due to added employees, the filing of a marketing application in the United Kingdom and incentive compensation.
Sales and marketing expenses increased to $524,000 for the first nine months of fiscal 2006, from $373,000 for the same period in 2005. Of the $151,000 increase, Hemopure-related sales and marketing expenses accounted for $111,000 and Oxyglobin-related sales and marketing expenses accounted for $40,000. The increase in Hemopure-related expenses was largely due to expenses for the sales agent appointed for Hemopure in South Africa during fiscal 2006.
General and administrative expenses were $6.8 million for the first nine months of fiscal 2006, compared to $8.9 million for the corresponding period in 2005. The decrease was mostly due to non-cash expenses in 2005 of $1.5 million related to a settlement agreement with the former registration holder and distributor for Hemopure in South Africa and to restructuring costs associated with vacated office space. In addition, outside services expenses were

BIOPURE CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
July 31, 2006
(continued)
lower in 2006 as compared with expenses incurred in 2005 to comply with Section 404 of the Sarbanes Oxley Act of 2002. Employee-related expenses also decreased during the first nine months of 2006 compared to the first nine months of 2005 but were offset by $494,000 in stock-based compensation expense as a result of the adoption of SFAS123(R).
Liquidity and Capital Resources
At July 31, 2006, the Company had $7.0 million in cash and cash equivalents. In August 2006, the Company raised approximately $5.0 million through the sale of common stock and warrants. The Company believes this cash, in addition to the cash on hand at July 31, 2006, will be sufficient to fund operations until late January 2007. The Company will require significant additional funding to remain a going concern and to fund operations until such time, if ever, as it becomes profitable. The Company will continue to explore opportunities to raise capital, through sales of equity securities and, if appropriate, to consider strategic collaborations for sharing development and commercialization costs. However, there can be no assurance that adequate additional financing will be available to the Company on terms that it deems acceptable, if at all.
Net cash used in operating activities increased $113,000 in the first nine months of 2006 compared to the corresponding period last year primarily due to increased operating expenses in 2006. Cash used in operating activities was $15.3 million for the first nine months of fiscal 2006, which included a net loss of $20.2 million, decreased by non-cash charges of $2.8 million for depreciation and amortization and $810,000 for compensation expense related to the issuance of stock options. Cash provided by inventories of $612,000 and increases in accounts payable and accrued expenses of $591,000 also offset the net loss.
There were no significant investing activities in the first nine months of 2006 or 2005.
During the first nine months of fiscal 2006, the Company raised $9.1 million in cash from sales of common stock and warrants and $2.8 million in cash through the exercise of options and warrants.
Recently Issued Accounting Standards
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”). This statement establishes new standards on accounting for changes in accounting principles. Pursuant to SFAS No. 154, all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS No. 154 replaces APB Opinion No. 20 and SFAS No. 3, though it carries forward the guidance in those pronouncements with respect to accounting for changes in estimates, changes in the reporting entity and the correction of errors. This statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 (beginning of the Company’s 2007 fiscal year). The Company does not believe the adoption of this standard will have a material impact on its financial position and results of operations.
In July 2006, the FASB issued FIN 48 “Accounting for Uncertainty in Income Taxes.” This interpretation requires that the Company recognize in its financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006 (beginning of the Company’s 2008 fiscal year), with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its financial statements, but does not believe the adoption of this standard will have a material impact on its financial position or results of operations.
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
July 31, 2006
(continued)
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

BIOPURE CORPORATION
Part II — Other Information
July 31, 2006
Item 1. Legal Proceedings
The information in Note 10 to the Condensed Consolidated Financial Statements is incorporated herein by reference.
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
          We have had annual losses from operations since our inception in 1984. In the fiscal years ended October 31, 2003, 2004 and 2005, we had losses from operations of $47,312,000, $41,832,000 and $29,143,000, respectively. We had an accumulated deficit of $519,182,000 as of July 31, 2006. We anticipate that we will continue to generate losses for the next several years. Even if Hemopure were to be approved by the FDA or analogous European regulatory authorities, we might not be able to achieve profitable operations.
     We require significant funding in order to continue to operate.
          We expect that our cash on hand at July 31, 2006 together with funds received since that date will fund operations until late January 2007. Sufficient funds may not be available to us thereafter or on terms that we deem acceptable, if they are available at all. Our auditors have modified their report for our fiscal year ended October 31, 2005 with respect to our ability to continue as a going concern. This modification may negatively impact our capital raising efforts.
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

BIOPURE CORPORATION
Part II — Other Information
July 31, 2006
We may not be able to continue as a going concern, as our funds are only sufficient to fund operations until late January 2007.
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
          Moreover, even if we adequately address the FDA’s questions, we will need to obtain FDA acceptance of the protocols for, and to complete, human clinical trials to obtain FDA approval for Hemopure for ischemia, and the Naval Medical Research Center (“NMRC”) will need to obtain acceptance of its protocol for trauma. We cannot predict when or whether we will submit an Investigational New Drug application (“IND”) for an ischemia indication. Consequently, we do not know whether or when we will be able to commence a U.S. clinical trial of Hemopure for an ischemia indication, or that we will be able to conduct or satisfactorily conclude additional clinical trials required to obtain FDA marketing authorization for this indication. In the case of the trauma indication, the NMRC has primary responsibility for designing and seeking FDA acceptance of a two-stage Phase 2/3 clinical protocol for trauma in the out-of-hospital setting and is expected to be principally responsible for conducting the trial. The NMRC has filed an IND, and the FDA has put the proposed trauma protocol on clinical hold. If the FDA ultimately grants acceptance and the trial is commenced and concluded, the results of the trial may not lead to authorization for marketing Hemopure for the proposed trauma indication.
          In addition, future or existing governmental action or changes in FDA policies or precedents may result in delays or rejection of an application for marketing approval. The FDA has considerable discretion in determining whether to grant marketing approval for a drug, and may delay or deny approval even in circumstances where the applicant’s

BIOPURE CORPORATION
Part II — Other Information
July 31, 2006
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
          In addition, many factors could delay or result in termination of ongoing or future clinical trials. Results from ongoing or completed preclinical or clinical studies or analyses could raise concerns over the safety or efficacy of a product candidate. For example, the FDA placed a clinical hold on a Phase 2/3 trauma trial proposed by the NMRC in 2005, and has continued the hold. We cannot assure investors that the FDA will not delay the development of Hemopure by further continuing its current hold or placing other clinical trials we sponsor or others may sponsor on hold in the future. A clinical trial may also experience slow patient enrollment. The rate of completion of our clinical trials is dependent in large part on the rate of patient enrollment. There may be limited availability of patients who meet the criteria for certain clinical trials. Delays in planned patient enrollment can result in increased development costs and delays in regulatory approvals. Further, we rely on investigating physicians and the hospital trial sites to enroll patients. In addition, patients may experience adverse medical events or side effects resulting in delays, whether or not the events or the side effects relate to our product, and there may be a real or perceived lack of effectiveness of, or safety issues associated with, the product we are testing.
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

BIOPURE CORPORATION
Part II — Other Information
July 31, 2006
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
          We have reached an agreement with the SEC subject to court action. We can provide no assurance as to the outcome of the other litigation or that the SEC agreement in principle will be approved. Members of our board of directors and management may spend considerable time and effort defending against any class action lawsuits, the action brought by the SEC and derivative actions. This expenditure of time and effort may adversely affect our business, results of operations and financial condition. We may incur substantial costs in connection with these matters, including legal expenses, judgments or settlements that exceed the amount of, or are not covered by, our insurance policies. In addition, the uncertainty about the possible effect of these matters on our financial position and results of operations may adversely affect our stock price and our ability to raise capital.
The litigation matters described above, and any other litigation matters with which we become involved, may harm our business and financial condition if they result in substantial judgments or settlements that exceed the amount of coverage under our insurance policies, or if such judgments or settlements are not covered by our insurance policies.
          Our director and officer liability insurance policies provide limited liability protection relating to the SEC action, the securities class actions and derivative lawsuits against us and certain of our current and former officers and directors. If these policies do not adequately cover expenses and liabilities relating to these proceedings, our financial condition could be materially harmed. The lawsuits or insurance market factors may make renewal of our director and officer liability insurance in July 2007 or thereafter expensive or unavailable. Increased premiums could materially harm our financial results in future periods. The inability to obtain this coverage due to its unavailability or prohibitively expensive premiums would make it more difficult to retain and attract officers and directors and expose us to potentially self-funding any future liabilities ordinarily mitigated by director and officer liability insurance.
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
          If we do not enter into a satisfactory distributorship agreement, we may be required to seek an alternative arrangement such as an alliance with a pharmaceutical company, or recruiting, training and retaining a marketing staff and sales force of our own. We may not be successful in obtaining satisfactory distributorship agreements or entering into alternative arrangements. Although we have entered into a distributor agreement in South Africa, we

BIOPURE CORPORATION
Part II — Other Information
July 31, 2006
are experiencing slow sales of Hemopure there. If we fail to establish a revenue stream in South Africa, we might withdraw from that market.
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

BIOPURE CORPORATION
Part II — Other Information
July 31, 2006
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
If Hemopure receives regulatory approval in a major market, we will be required to expand our manufacturing capacity to develop our business, which will require substantial third party financing. Failure to increase our manufacturing capacity may impair Hemopure’s market acceptance and prevent us from achieving profitability.
     If Hemopure is approved by the FDA or the European Union, we will need to construct new manufacturing capacity to develop our business. The increase in our manufacturing capacity is dependent upon our obtaining substantial financing from third parties. Third parties can be expected to be unwilling to commit to finance a new manufacturing facility so long as we do not have regulatory approval to market Hemopure in major markets. We cannot assure that sufficient financing for new manufacturing capacity will be available or, if available, will be on terms that are acceptable to us. We expect that, once we had the required significant financing in place, it would take 30 to 36 months, or more, to build a large Hemopure manufacturing facility and to qualify and obtain facility approval from the FDA or European regulatory authorities.
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
     We believe that our patents, trademarks and other intellectual property rights, including our proprietary know-how, will be important to our success. Accordingly, the success of our business will depend, in part, upon our ability to defend our intellectual property against infringement by third parties. We cannot guarantee that our intellectual property rights will protect us adequately from competition from similar products. Some of our patents have relatively short remaining terms. Nor can we guarantee that additional products or processes we discover or seek to commercialize will receive adequate intellectual property protection.
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
Part II — Other Information
July 31, 2006
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

BIOPURE CORPORATION
Part II — Other Information
July 31, 2006
     As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report of management on a company’s internal controls over financial reporting in their annual reports on Form 10-K that contains an assessment by management of the effectiveness of the company’s internal controls over financial reporting. In addition, the independent registered public accounting firm auditing a company’s financial statements must attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting. This requirement applied to our annual report on Form 10-K for our fiscal year ended October 31, 2005, for which our independent registered accounting firm provided an unqualified report. We have determined that Section 404 requirements will not apply to us for our 2006 annual report on Form 10-K. Nevertheless, if our independent registered public accounting firm does not provide us with an unqualified report as to the effectiveness of our internal controls over financial reporting for one or more future year-ends, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our securities.
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
     The biotechnology and pharmaceutical industries are highly competitive. There are a number of companies, universities and research organizations actively engaged in research and development of products that may be similar to, or alternatives to, Hemopure for trauma or ischemia indications. We are aware that one public company competitor, Northfield Laboratories Inc., has completed a pivotal trial of a hemoglobin-based oxygen carrier produced from human blood that has passed its expiration date for human transfusion. We are also aware that other companies are conducting preclinical studies and clinical trials of hemoglobin-based or perfluorocarbon oxygen carriers. The products being developed by these companies are intended for use in humans and as such could compete, if approved by regulatory authorities, with Hemopure. We may also encounter competition in ischemia indications from medical devices and drugs on the market or currently under development.
     Competition could diminish our ability to become profitable or affect our profitability in the future. Our existing and potential competitors:
•	are conducting clinical trials of their products;

BIOPURE CORPORATION
Part II — Other Information
July 31, 2006
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
Uncertainty of third party reimbursement could affect our profitability.
     Sales of medical products largely depend on the reimbursement of patients’ medical expenses by governmental health care programs and private health insurers. Even if Hemopure is approved for marketing, there is no guarantee that governmental health care programs or private health insurers would reimburse for purchases of Hemopure, or reimburse a sufficient amount to permit us to sell Hemopure at high enough prices to generate a profit. Hemopure does not have third party reimbursement in South Africa.
Investment Risks
We may not continue to qualify for continued listing on the Nasdaq Global Market, which may cause the value of an investment in our company to substantially decrease.
     We have been out of compliance in the past. We are susceptible to volatility of our stock and could become out of compliance again. In turn we would face possible delisting from the Nasdaq Global Market. Delisting would adversely affect the trading price and limit the liquidity of our common stock and therefore cause the value of an investment in our Company to decrease. The trading price of our common stock has been less than $1.00 per share, and we may receive a notice of non-compliance at anytime that the closing bid price is less than $1.00 per share for 30 consecutive trading days. We would then have 180 days to become compliant by trading with a closing bid price

BIOPURE CORPORATION
Part II — Other Information
July 31, 2006
of $1.00 or above for a minimum of 10 consecutive days. If we did not we would have the opportunity to change our listing to the Nasdaq Capital Market and would receive an additional 180 days to become compliant.
As we sell additional shares, our stock price may decline as a result of the dilution which will occur to existing stockholders.
     Until we are profitable, we will need significant additional funds to develop our business and sustain our operations. Any additional sales of shares of our common stock are likely to have a dilutive effect on some or all of our then existing stockholders. We recently completed a private placement of shares, which we are obligated to register with the SEC so that they may be sold in the public market in addition to recently issued shares we intend to register. Subsequent sales of these shares and other shares in the open market could also have the effect of lowering our stock price, thereby increasing the number of shares we may need to issue in the future to raise the same dollar amount and consequently further diluting our outstanding shares.
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
     If our stock price declines, we may be unable to raise additional capital. A sustained inability to raise capital could force us to go out of business. Significant declines in the price of our common stock could also impair our ability to attract and retain qualified employees, reduce the liquidity of our common stock and result in the delisting of our common stock from the Nasdaq Global Market.
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
     The trading price of our common stock has been and is likely to continue to be extremely volatile. During the period from November 1, 2002 through July 31, 2006, the trading price of our stock ranged from a low of $0.64 per share (on December 21, 2005) to a high of $54.179 per share (on August 1, 2003). Our stock price and trading volume could be subject to wide fluctuations in response to a variety of factors, including, but not limited to, the following:
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
July 31, 2006
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
     External factors may also adversely affect the market price for our common stock. The price and liquidity of our common stock may be significantly affected by the overall trading activity and market factors affecting small capitalization biotechnology stocks generally.
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

BIOPURE CORPORATION

Date: September 11, 2006	By:	/s/ Francis H Murphy

Francis H. Murphy
Chief Financial Officer

EXHIBIT INDEX

Number	Description	Location
3 (i)	Restated Certificate of Incorporation and amendments through May 27, 2005	(1)

3 (ii)	By-laws of Biopure, as amended	(2)

4.1	Form of Underwriter Warrant dated March 27, 2003	(3)

4.2	Form of Investor Warrant dated April 16, 2003	(3)

4.3	Form of Underwriter Warrant dated April 16, 2003	(3)

4.4	Form of Investor Warrant dated May 2, 2003	(3)

4.5	Form of Investor Warrant dated May 6, 2003	(3)

4.7	Amended Form of Underwriters’ Investor Warrant, dated as of December 27, 2005	(4)

4.8	Amended Form of Investor Warrant, dated as of December 27, 2005

4.9	Form of Underwriters’ Investor Warrant, dated January 17, 2006

4.10	Form of Underwriters’ Warrant underlying the Unit Warrant, dated August 23, 2006

31.1	Certification of Zafiris G. Zafirelis pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Francis H. Murphy pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Zafiris G. Zafirelis pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Francis H. Murphy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2005, and incorporated herein by reference thereto.

(2)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-78829) and incorporated herein by reference thereto.

(3)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2003, and incorporated herein by reference thereto.

(4)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended October 31, 2005, and incorporated herein by reference thereto.