Form 10-K
period 2006-10-31
BIOPURE CORP
filed 2007-01-29
CIK 815508

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2006
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
(Title of Class)
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

Based on assumptions relating to the privately held non-voting Class B Common Stock, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on April 30, 2006 was $49,920,149.

The number of shares outstanding of the registrant’s Class A Common Stock was 77,715,124 on January 24, 2007; the number of shares of the Class B Common Stock as of such date was 117.7.

DOCUMENTS INCORPORATED BY REFERENCE

Location in Form 10-K	Incorporated Document

Part III	Specifically identified portions of the registrant’s definitive proxy statement to be filed in connection with the registrant’s 2007 Annual Meeting are incorporated into Part III of this report

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This annual report and information incorporated herein by reference include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, of the Securities Act, and Section 21E of the Exchange Act. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these provisions. These forward-looking statements include, without limitation, statements about our clinical development plans and those of the U.S. Naval Medical Research Center (NMRC), market opportunity, strategies, competition, expected activities as we pursue our business plan, and the adequacy of our available cash resources. These forward-looking statements are usually accompanied by words such as “believe,” “anticipate,” “plan,” “seek,” “expect,” “intend” and similar expressions. Forward-looking statements include those that imply that we will be able to commercially develop Hemopure, that in pursuing ischemia and trauma indications we will be able to address questions of the U.S. Food and Drug Administration (FDA), that we will be able to satisfactorily answer the Commission on Human Medicines’ questions on our application for marketing authorization in the United Kingdom, that our expectations regarding the role of the NMRC in assuming primary responsibility for and conducting a clinical trauma trial in the out-of-hospital setting will be met, that we will conduct additional clinical trials (and the timing, structure, patient enrollment targets, and end-points of those proposed trials), that our intellectual property rights will provide competitive protection, that we will be able to obtain regulatory approvals required for the marketing and sale of Hemopure in any market, that anticipated milestones will be met in the expected timetable, that any preclinical or clinical trials will be successful, that Hemopure, if it receives regulatory approval, will attain market acceptance and be manufactured and sold in the quantities anticipated, that we will be able to successfully increase our manufacturing capacity for Hemopure if it receives regulatory approval, that we will be able to manage our expenses effectively and raise the funds needed to operate our business, or that we will be able to stabilize and enhance our financial position. The forward-looking information is based on various factors and was derived using numerous assumptions.

These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those set forth in the forward-looking statements due to risks and uncertainties that exist in our operations and business environment. These risks include, without limitation, the availability of sufficient financing to continue operations, changes in our cash needs, our stage of product development, history of operating losses and accumulated deficit, uncertainties and possible delays related to clinical trials and regulatory approvals, possible healthcare reform, our limited manufacturing capability, our lack of marketing experience, market acceptance, competition, our current litigation matters, and the other factors identified under “Item 1A — Risk Factors” in this report. In light of the substantial risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this report should not be regarded as representations by us that our objectives or plans will be achieved. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any additional disclosures we make in our Form 10-Q, 8-K and 10-K reports to the U.S. Securities and Exchange Commission (SEC).

ABSENCE OF GOVERNMENT ENDORSEMENT

The content of this document does not necessarily reflect the position or the policy of the U.S. Government or the Department of Defense, and no official endorsement should be inferred.

PART I

Item 1.	Business

Developments

We develop, manufacture and market pharmaceuticals, called oxygen therapeutics, that are intravenously administered to deliver oxygen to the body’s tissues. We were founded in 1984, and are headquartered and operate a GMP manufacturing facility in Cambridge, Massachusetts.

Hemopure® [hemoglobin glutamer — 250 (bovine)], or HBOC-201, is approved for sale in South Africa for the treatment of surgical patients who are acutely anemic, and we have made limited sales in South Africa for this use. Our current clinical development efforts for Hemopure are focused on a potential indication in cardiovascular ischemia and on supporting the U.S. Navy’s government-funded efforts to develop a potential out-of-hospital trauma indication. In addition, on July 10, 2006, we applied in the United Kingdom for regulatory approval of a proposed orthopedic surgical anemia indication.

Our veterinary product Oxyglobin® [hemoglobin glutamer — 200 (bovine)], or HBOC-301, the only oxygen therapeutic approved by the U.S. Food and Drug Administration (FDA) and the European Commission, is indicated for the treatment of anemia in dogs. We have sold approximately 182,000 units of Oxyglobin, which have been used to treat an estimated 100,000 animals.

Red blood cells carry nearly all of the oxygen in our bodies. Medical conditions such as anemia or ischemia can compromise the delivery of oxygen to the body’s tissues. Anemia is a decrease in the concentration of red blood cells or hemoglobin in circulation caused by blood loss (for example, from injury or surgery) or by other disorders. Ischemia is a decrease or lack of red blood cell flow to an organ or area of the body due to obstructed or constricted blood vessels, as in heart attack, stroke and certain medical procedures. Oxygen deprivation, even for several minutes, can result in cell damage, organ dysfunction and, if prolonged, death.

Ischemia

Our development strategy for ischemia is to conduct pilot clinical trials of Hemopure to assess the product’s safety and feasibility in ischemia applications, such as cardiac surgery, wound healing and acute coronary ischemia (e.g. heart attack), before committing funding for an advanced trial. These pilot trials are designed to help us select a lead indication for further development. In contrast to previous trials where Hemopure was administered as a red blood cell replacement, in these pilot ischemia trials Hemopure is being administered as an oxygen-carrying drug.

We are currently pursuing an ischemia clinical trial program in Europe and South Africa. We completed a pilot trial in coronary ischemia in 2005. We subsequently received regulatory authorizations to initiate three additional pilot trials: in cardiac surgery, wound healing, and acute coronary ischemia.

•	Cardiopulmonary Bypass Surgery. In 2006, patient enrollment began in a phase 2 clinical trial designed as a non-randomized, multi-center, prospective registry of patients undergoing multi-vessel coronary artery bypass graft (CABG) surgery. The objective of this trial is to assess the safety and feasibility of Hemopure in reducing heart damage, as measured by cardiac enzyme elevation, and enhancing tissue preservation during CABG surgery. Secondary endpoints include measurements of major adverse cardiac events, kidney function, transfusion requirements, cognitive impairment and length of hospital stay. The trial design prescribes a total of 60 patients who receive either standard-of-care treatment or Hemopure containing approximately 60 grams of hemoglobin prior to CABG surgery. The trial design provides for oversight by an independent data and safety monitoring board (DSMB) and a clinical events adjudication committee. The trial has enrolled a total of 22 patients, 14 in Greece and eight in the U.K. In addition, we have received hospital approval to conduct the trial at a site in South Africa.

•	Wound Healing. In 2006, patient enrollment also began in a Phase 2 clinical trial to assess the safety and feasibility of Hemopure in increasing the incidence of complete wound healing and reducing the incidence of subsequent amputations in patients with severe peripheral vascular disease who are undergoing limb amputation below or through the knee joint. The rationale for this pilot trial is that the product might promote wound healing by transporting oxygen through partially blocked arteries to oxygen-deprived tissues.

In this multi-center, single-blinded, parallel-group, placebo-controlled study, 100 patients are to be randomized to receive either a control colloidal solution (6% hetastarch) or 32.5 grams of hemoglobin in the form of Hemopure during surgery, followed by the same dose daily for three days. Patients are monitored until discharged from the hospital and at 15, 30 and 60 days post surgery, with survival and quality of life information collected at three and six months post surgery. The primary safety endpoint is mortality at 60 days. Secondary endpoints include additional safety, quality of life and pharmacoeconomic assessments. An independent DSMB is to review periodically the safety data during the course of the trial. The trial has enrolled 11 patients to date in South Africa, and patients are being screened in the U.K.

•	Cardiac Procedures — PCI. Our first pilot ischemia trial was designed to assess the product’s safety in patients with single-vessel coronary artery disease who were undergoing angioplasty and stenting procedures, or percutaneous coronary intervention (PCI). This Phase 2 trial, which was completed in 2005, enrolled a total of 45 evaluable patients at five hospitals in Germany, Belgium and The Netherlands.

A second PCI trial design, for a study in patients with multi-vessel coronary artery disease who are undergoing PCI, has received governmental and hospital approvals to proceed. The objective of the proposed trial is to capture additional safety and preliminary efficacy data to support subsequent trials in patients experiencing a heart attack. The hypothesis the trial would test is that Hemopure may improve oxygenation and heart function during times of coronary artery blockage.

In the trial, patients undergoing intra-coronary (IC) balloon angioplasty in the catheterization laboratory would be administered both Hemopure and a placebo (heparin) but would be blinded to the order of their administration. Both drugs would be infused through the central lumen of a dilated catheter at the same flow rate. A key objective is to study whether IC delivery of Hemopure lessens ischemia as measured by standard electrocardiographic and cardiac function tests. Endpoints include various measures of hemodynamics and safety. A clinical events adjudication committee would oversee the trial.

Although the medical ethics committees (sometimes referred to as institutional review boards) of all of the proposed study sites have approved the conduct of the trial, we are considering limiting the number of sites, as we believe the trial results may be apparent after fewer than 10 patients.

•	Cardiac Procedures — Heart Attack. Looking forward, we are working with cardiology consultants and clinical investigators on the design of potential Phase 2 and Phase 3 trials of Hemopure in heart attack patients. The hypothesis for these proposed trials is that the product may improve oxygenation and heart function during coronary artery blockages. We requested formal scientific advice from the European Medicines Agency (EMEA) concerning a proposed Phase 3 trial design. The EMEA opined that the study as designed would not sufficiently evaluate efficacy for the study to serve as the basis of a centralized marketing authorization application in the European Union. In light of the EMEA’s advice, we are re-examining the trial design in conjunction with cardiology consultants and clinical investigators.

In the last calendar quarter of 2006, we met with the FDA to seek a path for conducting ischemia trials in the U.S. The FDA provided guidance on clinical issues and assessments necessary for an Investigational New Drug application (IND) to conduct a clinical trial of Hemopure in patients in cardiogenic shock. We are preparing an IND for possible submission to the FDA in 2007.

Trauma

Proposal before FDA.  We are working under a cooperative research and development agreement (CRADA) with the U.S. Naval Medical Research Center (NMRC) to develop Hemopure for use in trauma patients in out-of-hospital settings (for example, at accident scenes, in ambulances or on the battlefield). In June 2005, the NMRC submitted an IND application to the FDA for a clinical trial called RESUS (Restore Effective Survival in Shock). The application, which has been on clinical hold at the FDA since July 2005, proposes a government-funded, NMRC-sponsored, 1,100-patient Phase 2b/3 clinical trial to assess the safety and efficacy of out-of-hospital administration of Hemopure in reducing morbidity and mortality in severely injured patients experiencing hemorrhagic shock (acute blood loss). Under the CRADA, NMRC has primary responsibility for developing, seeking FDA acceptance of and conducting the RESUS trial.

Patients would be randomized to receive either Hemopure or standard therapy, which is use of a crystalloid solution that does not carry oxygen, at the scene of the injury and during transport to the hospital. All patients would receive standard therapy including blood transfusion if indicated upon arrival at the hospital. Because patients would be unconscious or traumatized, the trial design provides an exception from informed consent and a community consultation and disclosure process, as defined in FDA regulation 21 CFR 50.24.

On December 14, 2006, NMRC and Biopure presented at a meeting of the FDA’s Blood Products Advisory Committee (BPAC) regarding RESUS. At the meeting, the BPAC recommended by a vote of 11 to 8, with one abstention, to recommend against proceeding with the Phase 2b/3 RESUS trial as proposed. However, in view of the product’s potential benefit in this patient population, committee members suggested that RESUS be modified as a smaller, pre-hospital Phase 2 trial designed to provide safety and efficacy data in a few hundred patients. Other changes to consider, based on the BPAC discussion, include adjusting the trauma score, age inclusion criteria, and pre-hospital transportation time. The BPAC also discussed incorporating some military operational aspect into the Navy’s trauma development program for Hemopure.

In order for RESUS to proceed, the FDA must lift the clinical hold, and the Department of Defense and the internal review boards of participating hospitals in the communities where the study would take place must provide final authorization.

Ongoing Trauma Trial.  At the Johannesburg Hospital Trauma Unit in South Africa, we are continuing a Company-sponsored, 50-patient Phase 2 safety trial of Hemopure, in the hospital setting, for emergency treatment of unstable trauma patients who have significant blood loss and low blood pressure. In late 2006, an independent DSMB reviewed the data from the first 21 patients in this trial, and recommended that the trial continue without modification. The role of the DSMB is to evaluate data from the ongoing trial to determine whether there are safety issues that would warrant modification of the protocol or early termination of the study. The term “blinded” means that the DSMB reviewed the study data for both groups of patients, those who received Hemopure and those in the control group, who did not receive Hemopure. The DSMB did not know which group received Hemopure. Blinding is used to reduce potential bias that can occur when the identity of the treatments is known. We also provided this patient data to the NMRC for submission to the FDA. Enrollment in this trial has been slow and intermittent, with 25 of 50 planned patients enrolled to date.

Surgical Anemia Marketing Application

In July 2006, we submitted a marketing authorization application (MAA) to the United Kingdom’s Medicines and Healthcare products Regulatory Agency (MHRA). We are seeking MHRA authorization to market Hemopure in the U.K. for the treatment of acutely anemic adult orthopedic surgery patients less than 80 years of age.

On December 27, 2006, we received a provisional opinion letter from the United Kingdom Commission on Human Medicines containing comments and questions based on its review of our MAA. The issuance of such a letter is a standard, interim step in the review process and was expected. The letter identifies and captions as “major” issues relating to toxicology, quality, clinical efficacy and safety, including the product’s benefit-risk balance in the proposed indication when blood is readily available. It captions as “other” several dozen issues primarily relating to chemistry, manufacturing and controls. Based on our initial review of the letter and advice of our European regulatory consultants, we believe that the issues are addressable and that we have a reasonable chance of receiving a marketing authorization. We intend to consult with our medical advisory board in the United Kingdom and to communicate with the regulatory assessors who reviewed our application to discuss our responses. We expect that this discussion and the responses would include new analyses of existing clinical data and changes to the application to improve the benefit-risk balance to patients in the U.K.

Under U.K. regulations, we have up to six months to respond to the questions in the provisional opinion letter before the Commission gives its final advice to the MHRA. The time period for the MHRA’s final decision once an applicant responds to the commissions questions on the MAA is not prescribed by law or regulation and can vary. A time period of four to six months is typical.

If a marketing authorization is granted in the U.K., we would have the option to seek registration of Hemopure for the same indication in other member states in the European Economic Area through the Mutual Recognition Procedure.

From 1990 until 2004, our development of Hemopure primarily focused on a possible surgical anemia indication. In 2002 we submitted a marketing application, or biologics license application (BLA), to the FDA for use of Hemopure in the treatment of acute anemia in adult patients undergoing orthopedic surgery.

In June 2004, we decided to pursue a new clinical strategy for Hemopure focused on developing a potential cardiovascular ischemia indication and supporting the Navy’s government-funded efforts to develop an out-of-hospital trauma indication. We also decided not to continue pursuing an orthopedic surgical anemia indication in the U.S. Nevertheless, in 2006 we decided to use the information in the BLA with additional material to seek an approval for an orthopedic surgery indication in the U.K. while continuing to pursue our clinical strategy adopted in 2004.

Our application in the U.K. is our first marketing application for Hemopure in Europe. Like the BLA we submitted to the FDA in 2002, the MAA contains preclinical and clinical study reports and an integrated database of all of our completed clinical trials of Hemopure, including data for approximately 1,500 total subjects, of which more than 800 were administered Hemopure. The MAA also contains information not in the BLA, including new, post hoc analyses of existing data from a 688-patient Phase 3 orthopedic surgery trial conducted in the U.S., South Africa, Europe and Canada and a description of the post-approval clinical experience with Hemopure in South Africa.

South Africa

In January 2006, we shipped product to South Africa to support the beginning of sales and marketing of Hemopure in that country and made the first-ever commercial sale of a hemoglobin-based oxygen therapeutic for human use.

Late in 2005, we engaged an agent to market Hemopure in South Africa and potentially other countries of Africa. Under the agreement, the agent agreed to have two representatives devoted to the selling of Hemopure. As expected by Biopure, sales in South Africa have been financially immaterial. On November 8, 2006, the agent notified us that it had made a financially driven decision to stop acting as the marketing and sales agent, and we agreed to the early termination of the agreement. The agent agreed to assist us with the transition. We plan to hire two representatives to sell the product and not to seek another third party distributor. We now have a small staff in South Africa for training, marketing and complying with local regulations. We expect revenues from this market to continue to be financially insignificant, but the information we gain about how doctors understand and use the product should help us to plan for larger markets and other potential indications.

Compassionate Use

Hemopure was recently administered to two patients in the U.S. on a “compassionate use” basis, as provided in 21 CFR Part 312.34, for the treatment of life-threatening anemia when red blood cell transfusion was not an option. The FDA granted an emergency IND for each of these cases and for two others where the product was not administered. Prior to these cases, there had been no compassionate use of the product since 2000.

Scientific Publications

Scientific publications regarding Hemopure during 2006 include:

•	An article presented on September 6, 2006 at the XXIXth International Congress of the International Society of Blood Transfusion (ISBT) and published in the September 2006 issue of ISBT Science Series reports on the clinical experience with Hemopure in the first 336 patients treated in South Africa post approval.

•	An article published in the September 2006 issue of The American Journal of Physiology — Heart and Circulatory Physiology describes a preclinical study in dogs that was designed to simulate what happens during a heart attack (myocardial infarction). This pilot study, which was conducted at Columbia University, demonstrated that administration of Hemopure 15 minutes after the onset of myocardial ischemia reduced the amount of heart damage (infarct size) and improved cardiac function.

•	An article published in the September 2006 issue of SHOCK describes a preclinical study in a swine model of hemorrhagic shock that was designed to simulate acute trauma in the battlefield with a four-hour delay to hospital care. The study, which was performed at the NMRC, showed that Hemopure-treated pigs had improved maintenance of blood pressure, increased oxygen delivery to tissues, and less need for blood transfusion or additional fluids upon simulated hospital arrival compared with hetastarch-treated pigs.

•	An article published in the July 2006 issue of the Journal of Trauma describes a preclinical study in a swine model of traumatic brain injury (TBI) and hemorrhage that was designed to evaluate the safety and efficacy of Hemopure as compared to standard care. The study was conducted at the University of Miami and showed that, after TBI, Hemopure provided more rapid restoration of brain perfusion and oxygenation without deleterious effects compared to the control group. Furthermore, 90 percent of Hemopure-treated animals were successfully removed from ventilator support while all control animals required ventilation.

•	Preclinical study data from a swine model of TBI was presented in April 2006 at the annual meeting of the American Association of Neurological Surgeons. The study, which was conducted at the University of California San Francisco, showed that Hemopure did not ameliorate primary brain injury following impact injury and hemorrhage, but did appear to improve resuscitation and to reduce the amount of secondary brain injury on the side opposite the impact.

Senior Scientific Staff

On May 15, 2006, A. Gerson Greenburg, M.D., Ph.D. joined us as vice president of Medical Affairs. A board-certified general surgeon, professor emeritus of surgery at Brown University School of Medicine, and expert in oxygen therapeutics, Dr. Greenburg brings to Biopure over 40 years of experience in clinical care, quality systems, teaching and research.

In addition, during the year, we added to our senior staff a cardiovascular pharmacologist and a biomedical engineer with oxygen therapeutics expertise.

Non-Compliance with Nasdaq Listing Requirements

On October 18, 2006, we received notice from the Nasdaq Stock Market that the closing bid price for our common stock fell and remained below $1.00 for 30 consecutive business days. As a result, we were out of compliance with Nasdaq’s $1.00 minimum bid price requirement for continued listing. This notification had no immediate effect on the listing of our common stock. We have 180 calendar days from October 18, 2006 to regain compliance by having the bid price of our common stock close at $1.00 per share or more for at least 10 consecutive business days. If we do not regain compliance by April 16, 2007, we may apply to transfer our securities to the Nasdaq Capital Market and take advantage of an additional 180-day compliance period offered on that market if we satisfy the requirements for initial listing on that market except for the bid price requirement. If we do not achieve compliance within the compliance period, we will be issued a delisting letter.

We previously received notice of non-compliance with Nasdaq’s $1.00 minimum bid price requirement on December 19, 2005 and regained compliance with the $1.00 minimum bid price requirement on March 21, 2006.

The Company

Biopure was incorporated in Delaware in 1984. We maintain a website at the following Internet address: www.biopure.com. Through a link to a third-party content provider, this corporate website provides free access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after electronic filing with the Securities and Exchange Commission (SEC). No portion of that website is incorporated into, or part of, this document.

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

As the heart pumps blood, hemoglobin within red blood cells takes up oxygen in the lungs and carries it to the body’s tissues and organs. Blood travels through progressively smaller blood vessels to the capillaries, some of which are so narrow that red blood cells can only pass through in single file. Most of the oxygen release occurs in the capillaries. Blood then returns to the lungs where the hemoglobin in red blood cells binds with oxygen. Adequate blood pressure and red blood cell counts are crucial to this process. Oxygen deprivation, even for several minutes, can result in cell damage, organ dysfunction and, if prolonged, death.

The causes of inadequate tissue oxygenation generally can be classified into three categories:

•	anemia — a decrease in the concentration of red blood cells in the circulation associated with blood loss (for example from injury or surgery) or other disorders.

•	ischemia — a decrease or lack of red blood cell flow to an organ or body part due to obstructed or restricted blood vessels, as in heart attack, stroke and certain medical procedures.

•	cardiopulmonary failure — impaired function of the heart or lungs. The heart’s inability to pump sufficient quantities of blood to meet the oxygen needs of the tissues or the failure of the lungs to oxygenate blood adequately can cause tissue damage.

A red blood cell transfusion is the standard therapy for anemia resulting from blood loss. Sources of red blood cells for transfusions include stored supplies of donated blood or of the recipient’s own pre-donated blood. Health care professionals may also use medications that stimulate red blood cell production if anemia is anticipated, for example, in the case of planned surgery.

In trauma situations, victims may have massive bleeding resulting in rapid loss of blood volume and oxygen-carrying capacity. Blood typing and handling requirements, particularly refrigeration, limit the feasibility of using red blood cell transfusions in pre-hospital emergency treatment. Existing alternatives to red blood cell transfusions are limited. In an effort to stabilize trauma patients, emergency caregivers typically administer commonly used intravenous fluids, such as Ringer’s lactate or saline. Ringer’s lactate consists of water and electrolytes and generally is administered into the veins of patients who have lost substantial amounts of bodily fluids as a result of bleeding, vomiting or diarrhea. Both Ringer’s lactate and saline restore blood volume, but do not carry oxygen.

Red blood cell transfusions generally are not effective for ischemic conditions caused by blockage or narrowing of blood vessels. In such situations, a blocked or constricted (narrowed) blood vessel that is too narrow to permit the normal passage of red blood cells can prevent oxygen from reaching the body’s tissues.

Biopure’s Oxygenation Technology

We have two oxygen therapeutic products, Hemopure for human use and Oxyglobin for veterinary use, which are similar except for their molecular size. Our products, which are administered intravenously, are defined as therapeutics because they are expected to provide help, or therapy, to oxygen-deprived tissues by transporting oxygen to those tissues. These products consist of hemoglobin that has been taken out of the red blood cells of cattle and then purified, chemically cross-linked for stability and formulated in a balanced salt solution similar to Ringer’s lactate. The resulting hemoglobin solutions do not contain any cells.

The average stabilized hemoglobin molecule in Hemopure is less than 1/1000th the size of a red blood cell. Upon infusion into a patient’s bloodstream, this stabilized hemoglobin spreads throughout the plasma (the fluid part of blood), thereby increasing the oxygen content of the plasma, and is in continuous contact with blood vessel walls, where oxygen transport to tissues takes place. Plasma flows everywhere that blood ordinarily flows and can also bypass partial blockages or pass through constricted vessels that are too small for the normal passage of red blood cells.

The stabilized hemoglobin molecules in Hemopure can hold the same amount of oxygen as the hemoglobin molecules in red blood cells, on a gram-for-gram basis, and release oxygen more readily than red blood cells. In addition, data from preclinical studies suggest that introducing Hemopure into the bloodstream may help red blood cells to offload more oxygen to the tissues than they otherwise would.

The following chart lists the characteristics of Hemopure in comparison to transfused red blood cells insofar as its characteristics may apply to treating trauma patients in an out-of-hospital setting and oxygenating tissue in conditions where ischemia could occur:

Characteristic	Hemopure	Transfused Stored Red Blood Cells

Oxygen transport	Red blood cells and Hemopure molecules in plasma	Red blood cells; plasma a minor contributor
Storage	Room temperature (2º to 30º C); no loss of efficacy during storage	Refrigeration required; loss of efficacy during storage
Shelf life	36 months	42 days
Compatibility	Universal	Type-specific
Preparation	Ready-to-use	Requires typing and cross-matching
Viscosity	Low	High

Hemopure is stable without refrigeration for 36 months at room temperature (2 degrees to 30 degrees centigrade) and for 18 months at elevated temperature (40 degrees centigrade), and is compatible with all blood types. These properties permit the product to be stocked well in advance of anticipated use. Consequently, when blood is not available, Hemopure could be used to provide temporary oxygen-carrying support to a patient until the needed type and quantity of red blood cells arrive, until the patient can be transported to a hospital or until a patient’s body replenishes its own red blood cells. Also, as described above, the product’s small molecular size permits it to oxygenate through the plasma and thereby act as a potential therapeutic in ischemic conditions, where red blood cell transfusions are generally not indicated. These factors have contributed to our focus on cardiovascular ischemia and out-of-hospital trauma. Until mid 2004, most of our efforts had focused on developing Hemopure for use as an alternative to red blood cell transfusions in surgical patients.

Hemopure has certain disadvantages when compared to red blood cells. Transfused red blood cells have a longer duration of action and can persist in the body for an estimated 60 to 90 days. Hemopure has an average half-life of 19 hours and, depending on the degree of the patient’s anemia, may require repeat administration. In addition, it is anticipated that Hemopure will be more expensive than transfused red blood cells when compared on a unit-to-unit basis. Furthermore, the maximum dose (10 units) of Hemopure studied in clinical trials to date may provide temporary oxygen-carrying support, or an Oxygen Bridgetm, but may not meet the long-term needs required to completely avoid red blood cell transfusions in patients experiencing massive blood loss.

Biopure’s Products

Our two products, Hemopure and Oxyglobin, are oxygen-carrying biological drugs called “oxygen therapeutics.”

In 2001, South Africa’s Medicines Control Council granted marketing approval for Hemopure for the treatment of adult surgical patients who are acutely anemic and for the purpose of eliminating, delaying or reducing the need for red blood cell transfusions in these patients. Since this approval, over 400 patients in South Africa have received Hemopure. In 2006 we realized our first sales, as described above in “Developments — South Africa”.

We have conducted 23 clinical trials of Hemopure involving 1,512 humans, of whom 835 were administered Hemopure. Our ongoing trials are described under “Developments” above. Our research and development expenditures during the fiscal years 2004 through 2006 were $9,746,000, $5,322,000 and $6,662,000, respectively.

Oxyglobin, our veterinary product, is approved for sale in both the United States and the European Union for the treatment of anemia in dogs, regardless of the cause of the anemia. Oxyglobin is marketed and sold to veterinary hospitals, and commercial sales of Oxyglobin have resulted in thousands of administrations in animals.

Hemopure and Oxyglobin have been tested in over 200 completed animal studies.

Hemopure

We believe Hemopure can be developed for several indications. In addition to the product’s approved surgical anemia indication in South Africa described above, we believe that preclinical animal studies and observations from our human clinical trials and post approval use in South Africa support clinical investigation of potential trauma and ischemia applications. During 2004, we considered our alternatives and concluded that we would shift our priorities to developing a cardiovascular ischemia indication and continuing to support the Navy’s government-funded efforts to develop an out-of-hospital trauma indication.

Trauma1

If the safety and effectiveness of Hemopure in trauma patients experiencing acute blood loss in the out-of-hospital setting can be demonstrated to the FDA’s satisfaction, we believe that the product’s multi-year room temperature stability, universal compatibility and other properties could allow it to be stockpiled, positioned abroad, and carried or stored in remote locations. These attributes may make it well suited for use on the battlefield, in ambulances, and in the Strategic National Stockpile, which is a store of medicines kept by the U.S. Center for Disease Control in case of public health emergency.

In March 2003, the U.S. Naval Medical Research Center (NMRC) signed a collaborative research and development agreement (CRADA) with Biopure to help fund and conduct a two-stage randomized, standard therapy controlled trial of Hemopure in out-of-hospital resuscitation of patients in severe hemorrhagic shock as a result of traumatic injury. Entitled “Restore Effective Survival in Shock” (RESUS), the trial was intended to support an indication for out-of-hospital military and civilian trauma applications. The status of the proposed RESUS trial is described above under “Developments — Trauma”.1

To date, the U.S. Congress has appropriated $22.5 million to the Department of Defense ($16 million to the Navy, $6.5 million to the Army) for the development of Hemopure in potential civilian and military trauma applications2 of which, approximately $1.6 million has been reverted due to the delay in initiating the RESUS clinical trial. The funding is being used for the Navy’s proposed RESUS clinical trial and has supported preclinical studies of the product in animal models of hemorrhagic shock (acute blood loss), including those that mimic military trauma scenarios.

Biopure is sponsoring a separate, Phase 2 clinical trial in South Africa that is designed to assess the safety and tolerability of Hemopure, in a hospital setting, for emergency treatment of unstable patients who have significant blood loss as a result of blunt or penetrating trauma. The status of this ongoing in-hospital trauma trial is described above under “Developments — Trauma”

Ischemia

Inadequate tissue oxygenation due to partial vessel blockage or constriction can cause heart attack, angina, transient ischemic attack, and stroke. In these situations, treatment with red blood cell transfusions is generally not indicated because red blood cells are too large to pass through or around blockages. In contrast, the ability of

1 Completion of the proposed RESUS clinical trial of Hemopure in trauma may be contingent upon further funding.
2 $5,102,306 is from Grant DAMD17-02-1-0697. The U.S. Army Medical Research Acquisition Activity, 820 Chandler Street, Fort Detrick, MD 21702-5014, is the awarding and administering acquisition office.

Hemopure molecules to circumvent partial blood vessel occlusions could potentially benefit patients suffering from ischemic conditions by supplying oxygen to tissues that red blood cells cannot reach.

We have completed preclinical animal studies with results supporting potential ischemia indications:

•	At the annual meeting of the American Society of Anesthesiologists (ASA) in October 1999, medical researchers from University Hospital Eppendorf in Hamburg, Germany, presented data from a preclinical canine study demonstrating that Hemopure sustained heart tissue oxygenation and heart function during 90 percent constriction of a coronary artery [Anesthesiology. 1999;91(3A):A697. Abstract].

•	An article published in the April 2005 issue of The American Journal of Physiology — Heart and Circulatory Physiology describes a preclinical study in dogs showing that treatment with Hemopure before acute coronary artery occlusion and reperfusion reduces the extent of inflammation and injury in the canine myocardium. These data support the design of our ongoing Phase 2 CABG surgery trial described above in “Developments — Ischemia”.

•	As described above in “Developments — Scientific Publications”, an article published in the September 2006 issue of The American Journal of Physiology — Heart and Circulatory Physiology describes a preclinical study in dogs that was designed to simulate what happens during a heart attack (myocardial infarction). This pilot study, which was conducted at Columbia University, demonstrated that administration of Hemopure 15 minutes after the onset of myocardial ischemia reduced the amount of heart damage (infarct size) and improved cardiac function.

In April 2005, we completed enrollment in a multi-center European Phase 2 clinical trial of Hemopure in the setting of elective angioplasty and stenting procedures or percutaneous coronary intervention (PCI). This pilot trial was designed to assess the safety of the product in adult patients with single-vessel coronary artery disease. The trial enrolled a total of 46 patients, which were evenly randomized to intravenously receive placebo or 15 or 30 grams of hemoglobin in the form of Hemopure before undergoing PCI. Patients were monitored until discharged from the hospital and at 30 days post-infusion. The trial was conducted in the cardiac catheterization laboratories at academic hospitals in The Netherlands, Belgium and Germany. The status of our ischemia development program is described above under “Developments — Ischemia.”

Red Blood Cell Transfusion Alternative

Hemopure can serve as an alternative to red blood cell transfusions by providing a temporary Oxygen Bridgetm until red blood cells become available or are produced by the body. We do not expect Hemopure to eliminate the need for red blood cell transfusions in all situations. However, the oxygen-carrying properties, storage and other advantages of Hemopure, described above under “Biopure’s Oxygenation Technology”, address many of the limitations associated with red blood cell transfusions.

We believe that our clinical trials have demonstrated the efficacy of Hemopure as an alternative to red blood cell transfusions in patients undergoing elective orthopedic surgery, as measured by the avoidance of red blood cell transfusions in these patients, although the FDA has raised efficacy as an issue. In advanced clinical trials, the product’s efficacy as an oxygen therapeutic was evaluated by determining the percentage of patients given Hemopure who did not require a subsequent transfusion of red blood cells. In these trials, Hemopure was administered only to patients who needed a red blood cell transfusion. The trial design limited the amount of Hemopure that could be infused and the number of post-operative days during which it could be infused. Elimination was deemed to occur if the patient did not require a subsequent red blood cell transfusion during a pre-specified period. Elimination was deemed not to occur if the patient was administered a red blood cell transfusion for any reason during a pre-specified period. Despite the protocol limitations, the red-blood-cell-controlled clinical trials of Hemopure that have been completed and analyzed for efficacy met or exceeded their endpoint of elimination of red blood cell transfusions in a stated percentage of patients.

The following chart summarizes the red-blood-cell-controlled Phase 2 and Phase 3 clinical trials of Hemopure that we have completed.

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

Safety Summary.  In 21 clinical trials completed prior to filing our orthopedic surgery BLA, 797 patients received Hemopure and 661 control group patients received donated (also referred to as “allogenic”) red blood cells and/or colloidal or crystalloid fluids. Some patients in the Hemopure-treated group also received allogenic red blood cells and/or other fluids as specified in the trial design.

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

The FDA expressed concerns about the Hemopure marketing application, or BLA, based on safety and efficacy questions arising from the FDA’s analysis of the Phase 3 orthopedic surgery trial data submitted in the BLA in 2002. Because of these concerns the FDA required us to conduct animal studies as a condition to starting any other clinical trials in the United States. We completed these studies and submitted the results to the FDA.

Oxyglobin

Our veterinary product, Oxyglobin, is similar to Hemopure except for its molecular size. The FDA Center for Veterinary Medicine approved Oxyglobin in 1998 and the European Commission approved Oxyglobin in 1999, in both cases for the treatment of canine anemia, regardless of the cause of the anemia. Anemia in dogs often results from blood loss, disease or ineffective red blood cell production. Oxyglobin sales were $1.3 million in fiscal 2006, $1.2 million in fiscal 2005 and $2.4 million in fiscal 2004. The decline in sales is attributable to our decision in 2004 to curtail the manufacture and marketing of Oxyglobin in order to reduce our operating costs until such time, if ever, as we can realize manufacturing economies of scale. Although one of our customers accounts for more than 10 percent of Oxyglobin sales, we are not dependent upon a single customer or group of customers, the loss of which would have a material adverse effect on our Oxyglobin business.

As of December 31, 2006, December 31, 2005 and December 31, 2004, we had no backorders for Oxyglobin.

Manufacturing

We use proprietary and patented purification and polymerization processes in the manufacture of our oxygen therapeutic products. Our scientific and engineering team has designed and built much of our large-scale process specific equipment. Proprietary computer logic controls operate and monitor most aspects of this process. We have produced both Hemopure and Oxyglobin since 1991.

Investments in long-lived assets include property and equipment, as well as construction in progress and new facility construction; real property license rights related to the source, supply and initial processing of our major raw material; and the asset related to expenditures for a planned manufacturing facility in South Carolina, which the Company expects to construct when market authorization(s) and anticipated sales dictate.

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

Raw Material Collection and Safety

We collect bovine whole blood into individual pre-sanitized containers, and then transport the containers to a separation facility. Prior to collection, the animals undergo live inspection. Then, following blood collection, the animal carcass undergoes U.S. Department of Agriculture (USDA) inspection for use as beef for human consumption. If an animal carcass is retained for further inspection for final disposition by the USDA veterinarian, we reject the corresponding container of whole blood.

We have validated and tested our processes for removal of potential pathogens in our raw material. Potential pathogens include bacteria, viruses such as those leading to hepatitis and AIDS, and the transmissible spongiform encephalopathy (TSE) agents that cause rare neurological disorders such as “mad cow disease” and its human equivalent. The validation of a process means that we have tested and documented that it performs adequately. Health and regulatory authorities have given guidance directed at three factors to control these diseases: source of animals, nature of tissue used and manufacturing process. We comply with, and believe we exceed, all current guidelines regarding such risks for human pharmaceutical products, including new raw material safeguards proposed by the FDA in January 2007. In addition, the European Directorate for the Quality of Medicines (EDQM) granted a “Certification of Suitability of Monographs of the European Pharmacopoeia” for our veterinary product, Oxyglobin, in 2001 and for Hemopure in fiscal 2003. In August 2005, the European Directorate issued updated certificates for both products. This certification is required for all human and veterinary medicinal products that are manufactured from ruminant materials and marketed in the European Union, and it represents the Council of Europe’s official acknowledgment of the acceptability of Oxyglobin and Hemopure with regard to TSE agents.

Manufacturing Processes

Manufacture of Hemopure and Oxyglobin occurs in four major steps: 1) hemoglobin separation, 2) hemoglobin purification, 3) polymerization/size selection, and 4) sterile filling into bags. Bovine blood that has been collected in an aseptic fashion is processed to first remove plasma and then remove, at high concentration, the hemoglobin protein from red blood cells. The hemoglobin is then purified of other red cell proteins by anion exchange chromatography. The purified hemoglobin is then stabilized by the addition of a cross-linking agent to form hemoglobin polymers. For Hemopure there is an additional sizing step to remove the smaller hemoglobin molecules. For both Hemopure and Oxyglobin the polymers are then placed in a solution suitable for infusion. The product is then filled through sterilizing filters into sterile product bags.

Marketing

Hemopure

Our plan is to market Hemopure to hospitals in both the civilian and military segments of the market. We also recognize that it is crucial to establish a core understanding among opinion leaders that Hemopure fills an important medical need and that systematic development of opinion leader support is necessary. We expect to use publications and educational forums, such as seminars and presentations at meetings of medical specialists. Following marketing approval in South Africa, we trained approximately 400 doctors and nurses there in the use of the product. We also made 2,000 units available for use in South Africa without charge.

We have a small staff in South Africa. In January 2006, we shipped product to South Africa to support the start of sales and marketing activities for Hemopure in that country and began selling. A marketing agent we appointed in 2005 for South Africa has decided not to continue to market Hemopure effective in early 2007. We anticipate hiring this year our own selling staff of two persons to sell the product in South Africa.

If Hemopure is approved for marketing elsewhere, we will explore various means of selling. Among other options, we may seek to enter into licensing or co-marketing agreements for parts or all of the world. Alternatively, we could engage contract sales organizations, contract pharmaceutical companies that supply sales services or recruit and train our own marketing and sales force.

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

We sell Oxyglobin direct to veterinarians in the United States. We sell Oxyglobin through a distributor in the United Kingdom and a distributor in Germany. Total foreign revenues were $278,000 in fiscal 2006.

Competition

We expect Hemopure to compete with traditional therapies and with other oxygen delivery pharmaceuticals. Comparisons with traditional therapies, including red blood cell transfusions, are described under “Business — Scientific Overview,” “— Biopure’s Oxygenation Technology” and “— Biopure’s Products.” In addition, cost may be a competitive factor in traditional therapies.

Oxygen therapeutics under development fall into two categories:

•	hemoglobin-based oxygen carriers, including Hemopure and Oxyglobin, are intravenously administered biological drugs consisting of natural hemoglobin from an animal or human or genetically engineered source that has been modified to improve stability, efficacy and safety; and

•	perfluorocarbon emulsions are intravenously administered chemical drugs, which are effective principally under conditions of high oxygen partial pressure to assist in oxygen delivery by forcing dissolved oxygen into the plasma space.

We expect the competitive factors for our oxygen therapeutics to be efficacy, safety, ease of use and cost. We believe that we have significant advantages as compared to our competitors’ pharmaceuticals, including:

•	patents covering our processes, our products and their uses;

•	long-term room and elevated temperature stability;

•	operational manufacturing facility;

•	marketing approval in South Africa; and

•	FDA and European Commission approvals of Oxyglobin and the facilities that produce it, and usage of the product by veterinarians.

Some of our competitors and potential competitors may have greater financial and other resources to develop, manufacture and market their products. We believe the most immediate competition comes from companies currently conducting clinical trials of investigational hemoglobin solutions. Publicly traded Northfield Laboratories Inc. and privately held Sangart Inc. use hemoglobin extracted from human red blood cells as the raw material for their respective products. Northfield has completed a pivotal, U.S. Phase 3 trial in trauma patients, and has stated its intention to file a BLA in 2007. We believe that Sangart, which reports that it has completed a 90-patient clinical safety trial in Sweden in patients undergoing hip replacement and is conducting a single-center Phase 2 safety trial in the U.S. in cancer patients undergoing total prostatectomy. It appears that a privately held company may begin a Phase 2 trial of a human-derived hemoglobin solution in the U.S. in cardiogenic shock.

We are aware of other companies researching the use of hemoglobin as a therapeutic, including programs in China and Japan. We believe that these programs are in the preclinical stage of development, although China’s government-funded initiative may enter clinical testing as early as this year.

We believe that our use of bovine red blood cells is an advantage over products made from outdated donated human red blood cells because of the availability, abundance, ability to control source, cost and relative safety of bovine red blood cells. However, the use of cattle derived blood products may encounter resistance from physicians and patients. Among other things, public perceptions about the risk of “mad cow disease” may affect market acceptance of Hemopure. We are aware of another company that reports that it is developing a blood substitute product from bovine blood. Some competitors may find it difficult to make or offer a hemoglobin-based oxygen carrier product having the product characteristics of Hemopure without infringing one or more of our patents.

In the field of perfluorocarbons, publicly traded Synthetic Blood International Inc. has recently completed an open-label, proof-of-concept Phase 2a clinical trial in eight patients with traumatic brain injury. Publicly traded Alliance Pharmaceutical Corporation has received regulatory authorization in France to initiate a Phase 2 clinical trial to prevent post-operative ileus resulting from hypoxia during major surgery. We believe that the Russian Open Joint-Stock Company “Scientific and Production Firm “Perftoran” has received regulatory approval to market its perfluorocarbon in Russia, Ukraine, Kazakhstan and Mexico.

In the cardiovascular ischemia area we can expect to encounter competition from medical devices and drugs on the market or currently under development. For example, privately held KAI Pharmaceuticals Inc. has reported the completion of a Phase 1/2 clinical trial of its protein kinase C (PKC) inhibitor to reduce ischemia and reperfusion injury during treatment of acute myocardial infarction (AMI). Competitive factors in ischemia indications could include cost, ease of use and efficacy as well as financial ability to market the device or therapy.

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

In total, we have 21 U.S. patents granted and six applications pending relating to our oxygen therapeutics. Our granted U.S. patents include:

•	One patent covering an ultra-purification process for hemoglobin solutions, regardless of the source of hemoglobin expiring in 2014; two patents covering the ultra-pure oxygen therapeutic solutions produced by this process expiring in 2009; one patent covering the chromatography purification of the hemoglobin solution, expiring in 2015; and two patents expiring in 2021 that covers the use of defibrinated bovine blood;

•	three patents regarding compositions having improved stability, of which two expire in 2015 and the third expires in 2016, and one patent covering processes for producing these compositions which expires in 2016;

•	four patents, all of which expire in 2015, covering improvements in preservation of such hemoglobin solutions;

•	two patents, which expire in 2015 and 2016, covering improved methods for separating polymerized from unpolymerized hemoglobin;

•	two patents, which expire in 2015, covering methods of oxygenating tissue affected by inadequate red blood cell flow;

•	one patent, which expires in 2023, covering a method for improving oxygen transport by stored red blood cells;

•	one patent, which expires in 2016, covering the removal of pathogens, if present, from Biopure’s source material;

•	one patent, which expires in 2010, covering a sample valve for sterile processing.

Research and Development Expenses

In the two most recent fiscal years we spent $6,662,000 and $5,322,000 on research and development, of which $410,000 and $947,000 was funded by the U.S. Government. Further discussion and the definition of “research and development” as reported in our consolidated financial statements is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”

Employees

As of December 31, 2006, we employed 76 persons.

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

In the United States, Hemopure is regulated as a human biologic. The steps required before approval of a biologic for marketing in the United States generally include:

•	preclinical laboratory tests and animal tests;

•	the submission to the FDA of an Investigational New Drug, or IND, application for human clinical testing, which must become effective before human clinical trials may lawfully commence;

•	adequate and well-controlled human clinical trials to establish the safety and efficacy of the product;

•	the submission to the FDA of a biologics license application or BLA;

•	FDA review of the BLA; and

•	satisfactory completion of an FDA inspection of the manufacturing facilities at which the product is made to assess compliance with current good manufacturing practices, which include elaborate testing, control, documentation and other quality assurance procedures.

The testing and approval process requires substantial time, effort and financial resources. After approval is obtained, a supplemental approval generally is required for each proposed new indication, often accompanied by data similar to that submitted with the original BLA.

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

The results of the preclinical studies and clinical trials, together with detailed information on the manufacture and composition of the product, are submitted to the FDA in the application requesting approval to market the product. Before approving a biologics license application, the FDA will inspect the facilities at which the product is manufactured and will not approve the product unless the manufacturing facility is in compliance with current good manufacturing practices. The FDA may delay or deny approval of a biologics license application if applicable regulatory criteria are not satisfied or may require additional testing or information, and/or require post-marketing testing and surveillance to monitor safety, purity or potency of a product. It also generally limits the indicated uses for which an approval is given.

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

Foreign Regulation

We are subject to a variety of regulations governing clinical trials and sales of our products outside the United States, including in South Africa. Prior to the commencement of product marketing in a country, we must obtain approval of our products by the comparable non-U.S. regulatory authorities whether or not we have obtained FDA approval. The approval process varies from country to country and the time needed to secure approval may be longer or shorter than that required for FDA approval. These applications require the completion of extensive preclinical and clinical studies and manufacturing and controls information. If marketing authorization is granted, the company could then seek registration of the product in other member states in the European Economic Area through the Mutual Recognition Procedure.

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

We have had annual losses from operations since our inception. In the fiscal years ended October 31, 2004, 2005 and 2006, we had losses from operations of $41,832,000, $29,143,000, and $26,927,000 respectively. We had an accumulated deficit of $525,463,000 as of October 31, 2006. We anticipate that we will continue to generate losses for the next several years. Even if Hemopure were to be approved by the FDA or analogous European regulatory authorities, we might not be able to achieve profitable operations.

We require significant funding in order to continue to operate.

We expect that our cash on hand at October 31, 2006, funds received since that date and forecasted sales will fund operations through August 2007. Sufficient funds may not be available to us thereafter or on terms that we deem acceptable, if they are available at all. Our independent registered public accountants have modified their report for our fiscal year ended October 31, 2006 with respect to our ability to continue as a going concern. This modification may negatively affect our capital-raising efforts.

This type of modification typically would indicate that our recurring losses from operations and current lack of sufficient funds to sustain operations through the end of the following fiscal year raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. If we became unable to continue as a going concern, we would have to liquidate our assets and we might receive significantly less than the values at which they are carried on our consolidated financial statements. Any shortfall in the proceeds from the liquidation of our assets would directly reduce the amounts, if any, that holders of our common stock could receive in liquidation.

To remain a going concern, we require significant funding. The inclusion of a going concern modification in Ernst & Young LLP’s audit opinion for fiscal 2006 may materially and adversely affect our stock price and our ability to raise new capital.

We could fail in financing efforts if we fail to receive stockholder approval when needed.

We are required under the Nasdaq Marketplace Rules to obtain stockholder approval for any issuance of additional equity securities that would comprise more than 20% of our total shares of common stock outstanding before the issuance of the securities at a discount to the greater of book or market value in an offering that is not deemed to be a “public offering” by Nasdaq. Funding of our operations in the future may require stockholder approval for purposes of complying with the Nasdaq Marketplace Rules. We could require such approval to raise additional funds, but might not be successful in obtaining any such required stockholder approval.

Failure to raise sufficient additional funds will significantly impair or possibly cause us to cease the development, manufacture and sale of our products and our ability to operate.

The development and regulatory processes for seeking and obtaining regulatory approval to market Hemopure in the U.S. and the European Union have been and will continue to be costly. We will require substantial working capital to develop, manufacture and sell Hemopure and to finance our operations until such time, if ever, as we can generate positive cash flow. If Hemopure is approved for sale in the U.S. or the European Union, we expect that we will need to increase our manufacturing capacity, for which we will require significant additional funding. If additional financing is not available when needed or is not available on acceptable terms, we may be unable to successfully develop or commercialize Hemopure or to continue to operate. A sustained period in which financing is not available could force us to go out of business.

If we fail to obtain FDA approval to market Hemopure, the Company will be highly adversely affected.

We will not be able to market Hemopure in the U.S. unless and until we receive FDA approval. In pursuing both the ischemia and trauma indications for Hemopure, as a prerequisite to further clinical trials for Hemopure in the U.S., we must address ongoing FDA questions. We have been delayed, and could be further delayed, in responding either by outside contractors’ failure or inability to complete their tasks in a timely manner, our own staff limitations or by other unanticipated delays or difficulties and lack of resources. The FDA to date has found inadequate the responses of the U.S. Naval Medical Research Center (NMRC) to questions raised in connection with its proposal to conduct a trial of Hemopure in trauma patients in the out-of-hospital setting. If the FDA finds future responses made by us or the NMRC to be inadequate, we would be indefinitely unable to pursue development of Hemopure in the U.S., a very large, key market.

Moreover, even if we adequately address the FDA’s questions, we will need to obtain FDA acceptance of the protocols for, and to complete, human clinical trials before applying for FDA approval to market Hemopure for an ischemia indication. We cannot predict whether or when we will submit an Investigational New Drug application (IND) for an ischemia indication. Consequently, we do not know whether or when we will be able to commence a U.S. clinical trial of Hemopure for an ischemia indication or that we will be able to conduct or satisfactorily conclude additional clinical trials required to obtain FDA marketing approval for this indication.

In the case of the trauma indication, the NMRC has primary responsibility for designing, seeking FDA acceptance of and conducting a clinical trial of Hemopure for out-of-hospital treatment of trauma patients in hemorrhagic shock. In 2005 it proposed a two-stage phase 2/3 clinical trial, which has been on clinical hold. Further, the FDA’s Blood Products Advisory Committee in December 2006 recommended that the trial be redesigned as a Phase 2 trial. If the FDA ultimately lifts the clinical hold and the RESUS trial, as it may be redesigned, is commenced and concluded, the trial results may not lead to FDA marketing approval for the proposed trauma indication because of trial results or need for an additional trial.

In addition, future or existing governmental action or changes in FDA policies or precedents may result in delays or rejection of an application for marketing approval. The FDA has considerable discretion in determining whether to grant marketing approval for a drug and may delay or deny approval even in circumstances where the applicant’s clinical trials have proceeded in compliance with FDA procedures and regulations and have met the established end points of the trials. Despite all of our efforts, the FDA could refuse to grant marketing approval for Hemopure for any indication.

Challenges to FDA determinations are generally time consuming and costly, and rarely succeed. We can give no assurance that we will obtain FDA marketing approval for Hemopure for any indication. The failure to obtain any approval would have severe negative consequences for our Company.

If we fail to obtain regulatory approvals in foreign jurisdictions, we will not be able to market Hemopure abroad.

We also intend to seek to market Hemopure in international markets, including the European Union. Whether or not FDA marketing approval has been obtained, we must obtain separate regulatory approvals in order to market our products in the European Union and many other foreign jurisdictions. The regulatory approval processes differ among these jurisdictions, and the time needed to secure marketing approvals may be even longer than that required for FDA approval. Marketing approval in any one jurisdiction does not ensure approval in a different jurisdiction. As a result, obtaining foreign approvals will require additional expenditures and significant amounts of time. We can give no assurance that we will obtain marketing approval for Hemopure in any foreign jurisdiction other than that already obtained in South Africa. In December 2006, we received a provisional opinion letter from the U.K. Commission on Human Medicines containing comments and questions regarding our surgical anemia marketing authorization. While we believe the issues are addressable, we can give no assurance that we will receive a marketing authorization in the U.K.

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

In addition, many factors could delay or result in termination of ongoing or future clinical trials. Results from ongoing or completed preclinical or clinical studies or analyses could raise concerns, real or perceived, over the safety or efficacy of a product candidate. We cannot assure investors that the FDA will not delay the development of Hemopure by further continuing its current hold or placing other clinical trials we sponsor or others may sponsor on hold in the future. A clinical trial may be delayed by slow patient enrollment. There may be limited availability of patients who meet the criteria for certain clinical trials. Delays in planned patient enrollment can result in increased development costs and delays in regulatory approvals. Further, we rely on investigating physicians and the hospital trial sites to enroll patients. In addition, patients may experience adverse medical events or side effects resulting in delays, whether or not the events or the side effects relate to our product.

If we do not have the financial resources to fund trials required to develop Hemopure for multiple potential indications, our success as a Company will be adversely affected.

In general, we cannot sell Hemopure for any indication unless we receive regulatory approval for that indication. Regulatory authorities generally require a separate marketing approval for each proposed indication for the use of Hemopure in the U.S. In order to market Hemopure for more than one indication, we will have to design additional clinical trials, submit the trial designs to applicable regulatory authorities for review and complete those trials successfully. If any applicable regulatory authority approves Hemopure for an indication, it may require a label cautioning against the product’s use for indications or classes of patients for which it has not been approved. We may not have funds available to try to exploit Hemopure for all of its potential indications. Our potential revenues will be impaired by limitations on the use of Hemopure.

If the Navy were to abandon its attempt to develop Hemopure for a trauma indication, it would have a serious adverse effect on the Company’s prospects.

Our current clinical development activities involve the pursuit of two indications: ischemia and trauma. We are pursuing the latter in the U.S. because the NMRC has agreed to be responsible for virtually all aspects of an advanced trauma trial. The FDA has delayed the start of the NMRC trial since June 2005. If the Navy were to decide not to continue to pursue this project, we would not have the benefit of this alliance and would be required to delay indefinitely work on this indication.

If we cannot retain the personnel we need, our costs will rise significantly. If we cannot hire or retain highly qualified people, our operations will suffer.

We may experience the loss of personnel, including executives and other employees, as a result of attrition, which we have previously experienced. We expect that in the future we will need to recruit and retain personnel for important positions. We may be unable to do so, in particular if we are unable to improve our financial position.

We are subject to significant litigation risk.

There are pending securities class action and derivative lawsuits against the Company and several of its former and current directors and officers. We can provide no assurance as to the outcome of this litigation. Members of our board of directors and management may spend considerable time and effort defending against the class action lawsuit and the derivative actions. This expenditure of time and effort may adversely affect our business, results of operations and financial condition. We may incur substantial costs in connection with these matters, including legal expenses, judgments or settlements that exceed the amount of, or are not covered by, our insurance policies. In addition, the uncertainty about the possible effect of these matters on our financial position and results of operations may adversely affect our stock price and our ability to raise capital.

The litigation matters described above, and any other litigation matters with which we become involved, may harm our business and financial condition if they result in substantial judgments or settlements that exceed the amount of coverage under our insurance policies, or if such judgments or settlements are not covered by our insurance policies.

Our director and officer liability insurance policies provide limited liability protection relating to the securities class action and derivative lawsuits against us and certain of our current and former officers and directors. If these policies do not adequately cover expenses and liabilities relating to these proceedings, our financial condition could be materially harmed. The lawsuits or insurance market factors may make renewal of our director and officer liability insurance in July 2007 or thereafter expensive or unavailable. Increased premiums could materially harm our financial results in future periods. The inability to obtain this coverage due to its unavailability or prohibitively expensive premiums would make it more difficult to retain and attract officers and directors and expose us to potentially self-funding any future liabilities ordinarily mitigated by director and officer liability insurance.

If we cannot generate adequate, profitable sales of Hemopure, we will not be successful.

To succeed, we must develop Hemopure commercially and sell adequate quantities of Hemopure at a profit. We may not accomplish either of these objectives. To date, we have focused our efforts on developing Hemopure, establishing its safety and efficacy and seeking marketing approval. Uncertainty exists regarding the potential size of the market for Hemopure and the price that we can charge for it. Additionally, the size of the market will be affected by the indication(s) for which Hemopure is approved and will be greatly reduced if reimbursement for the cost of Hemopure is not available from health insurance companies or government programs.

If we cannot find appropriate marketing partners, we may not be able to market and distribute Hemopure effectively.

Our success depends, in part, on our ability to market and distribute Hemopure effectively in major markets. We have no experience in the sale or marketing of medical products for humans in a major market. In the event that we obtain FDA approval of Hemopure, we may choose initially to market Hemopure using an independent distributor. Any such distributor:

•	might not be successful in marketing Hemopure;

•	might, at its discretion, limit the amount and timing of resources it devotes to marketing Hemopure; and/or

•	might terminate its agreement with us and abandon our products at any time whether or not permitted by the applicable agreement.

We may instead seek an alternative arrangement such as an alliance with a pharmaceutical company, or may be required to recruit, train and retain a marketing staff and sales force of our own. We may not be successful in obtaining satisfactory distributorship agreements or entering into alternative arrangements.

If we cannot obtain market acceptance of Hemopure, we will not be able to generate adequate, profitable sales.

Even if we succeed in obtaining marketing approval for Hemopure, a number of factors may affect future sales of our product. These factors include:

•	whether and how quickly physicians accept Hemopure as a cost-effective therapeutic;

•	whether medical care providers or the public accept the use of a bovine-derived protein as a therapeutic in ischemia or any other indication, particularly in light of public perceptions in the U.S., Europe and elsewhere about the risk of “mad cow disease”; and

•	product price, which we believe has been an important factor in South Africa and may be elsewhere.

If we fail to comply with good manufacturing practices, we may not be able to sell our products.

To obtain the approval of the FDA and European regulatory authorities to sell Hemopure, we must demonstrate to them that we can manufacture Hemopure in compliance with applicable good manufacturing practices, commonly known as GMPs. GMPs are stringent requirements that apply to all aspects of the manufacturing process. We are subject to inspections by the FDA and European regulatory authorities at any time to determine whether we are in compliance with GMP requirements. If we fail to manufacture in compliance with GMPs, these regulatory authorities may refuse to approve Hemopure or revoke approval of Oxyglobin or may take other enforcement actions with respect to Hemopure or Oxyglobin.

The manufacturing process for Hemopure is complicated and time-consuming, and we may experience problems that would limit our ability to manufacture and sell Hemopure.

Our products are biologic drugs and require product manufacturing steps that are more complicated, time consuming and costly than those required for most chemical drugs. Accordingly, we utilize multiple devices to control the manufacturing processes. Minor deviations in these manufacturing processes or other problems could result in unacceptable changes in the products that result in lot failures, increased production scrap, shipment delays, product recalls or product liability, all of which could negatively impact our results of operations.

If we were unable to use our manufacturing facilities in Massachusetts or Pennsylvania, we would not be able to manufacture for an extended period of time.

We manufacture at a single location in Massachusetts with raw material sourcing and initial processing in Pennsylvania. Damage to either of these manufacturing facilities due to fire, contamination, natural disaster, power loss or other events could cause us to cease manufacturing. For example, if our Massachusetts manufacturing facility were destroyed, it would take approximately two years or more to rebuild and qualify it. In the reconstruction period, we would not be able to manufacture product and thus would have no supply of Hemopure for research and development, clinical trials or sales after we used up all finished goods in our inventory. A new manufacturing facility would take longer to construct.

If Hemopure receives regulatory approval in a major market, we will be required to expand our manufacturing capacity to develop our business, which will require substantial third-party financing. Failure to increase our manufacturing capacity and to lower our manufacturing cost per unit may impair market acceptance of Hemopure and prevent us from achieving profitability.

If Hemopure is approved by the FDA or the European Commission, we will need to construct new manufacturing capacity to develop our business. The increase in our manufacturing capacity is dependent upon our obtaining substantial financing from third parties. Third parties can be expected to be unwilling to commit to finance a new manufacturing facility so long as we do not have regulatory approval to market Hemopure in major markets. We cannot assure that sufficient financing for new manufacturing capacity will be available or, if available, will be on terms that are acceptable to us. We expect that, once we had the required significant financing in place, it would take 30 to 36 months, or more, to build a large Hemopure manufacturing facility and to qualify and obtain facility approval from the FDA or European regulatory authorities.

If Hemopure is approved for marketing in a major market and receives market acceptance, we may experience difficulty manufacturing enough of the product to meet demand. The manufacturing processes we currently employ to produce small quantities of material for research and development activities and clinical trials may not be successfully scaled up for production of commercial quantities at a reasonable cost or at all. We will face risks in the scale-up of our processes in the construction of any new manufacturing capacity, and in turn could encounter delays, higher than usual rejects, additional reviews and tests of units produced and other costs attendant to an inability to manufacture saleable product. Furthermore, scale-up might not succeed in lowering our product cost, which also could negatively affect our results of operations. If we cannot manufacture sufficient quantities of Hemopure, we may not be able to build our business or operate profitably. In addition, if we cannot fill orders for Hemopure, customers might turn to alternative products and may choose not to use Hemopure even after we have addressed any capacity shortage.

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

We believe that our patents, trademarks and other intellectual property rights, including our proprietary know-how, are important to our success. Accordingly, the success of our business will depend, in part, upon our ability to defend our intellectual property against infringement by third parties. We cannot guarantee that our intellectual property rights will protect us adequately from competition from similar products. Some of our important patents have relatively short remaining terms. Nor can we guarantee that additional products or processes we discover or seek to commercialize will receive adequate intellectual property protection.

In addition, third parties may successfully challenge our intellectual property. We have not filed patent applications in every country. In certain countries, obtaining patents for our products, processes and uses may be difficult or impossible. Patents issued in regions other than the U.S. and Europe may be harder to enforce than, and may not provide the same protection as, patents obtained in the U.S. and Europe.

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

There can be no assurance that we would prevail in any intellectual property infringement action, or be able to obtain a license to any third-party intellectual property on commercially reasonable terms, to successfully develop non-infringing alternatives on a timely basis, or to license alternative non-infringing intellectual property, if any exists, on commercially reasonable terms. Any significant intellectual property impediment to our ability to develop and commercialize Hemopure would seriously harm our business and prospects.

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

We obtain bovine hemoglobin from one abattoir, from animals grown in several states of the U.S. We cannot predict the future effect, if any, on us of the spread of bovine spongiform encephalopathy (“mad cow” disease) in the U.S. Any quarantine affecting herds that supply us or a shutdown of the abattoir we source from could have a material adverse effect on us, as we would have to find, validate and obtain regulatory approval of new sources of supply or new facilities.

Changes in the securities laws and regulations are likely to increase our costs.

The Sarbanes-Oxley Act of 2002, which became law in July 2002, has required changes in some of our corporate governance, securities disclosure and compliance practices. In response to the requirements of that Act, the SEC and the Nasdaq Stock Market promulgated new rules and listing standards covering a variety of subjects. Compliance with these new rules and listing standards has increased our general and administrative costs, and we expect to continue to experience increased costs. These developments also could make it more difficult and more expensive for us to obtain director and officer liability insurance. Likewise, these developments may make it more difficult for us to attract and retain qualified members of our board of directors, particularly independent directors, or qualified executive officers.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report of management on a company’s internal controls over financial reporting in their annual reports on Form 10-K that contains an assessment by management of the effectiveness of the company’s internal controls over financial reporting. In addition, the independent registered public accounting firm auditing a company’s financial statements must attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting. We have determined that we are not an “accelerated filer” and consequently Section 404 requirements did not apply to us for our 2006 annual report on Form 10-K. Nevertheless, if our independent registered public accounting firm does not provide us with an unqualified report as to the effectiveness of our internal controls over financial reporting for one or more future year-ends, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our securities.

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

Competition could diminish our ability to become profitable or affect our profitability in the future. Our existing and potential competitors:

•	are conducting clinical trials of their products;

•	have or may be able to access substantially greater resources than we have and be better equipped to develop, manufacture and market their products;

•	may have their products approved for marketing prior to Hemopure; and

•	may develop superior technologies or products rendering our technology and products non-competitive or obsolete.

Stringent, ongoing government regulation and inspection of our products could lead to delays in the manufacture, marketing and sale of our products.

The FDA and foreign regulatory authorities continue to regulate products even after they receive marketing authorization. If the FDA or the European Commission approves Hemopure, its manufacture and marketing will be subject to ongoing regulation, including compliance with current good manufacturing practices, adverse event reporting requirements and general prohibitions against promoting products for unapproved or “off-label” uses. We would also be subject to inspection and market surveillance by the FDA and foreign regulatory authorities for compliance with these and other requirements. We are subject to such regulation, inspection and surveillance in South Africa. Any enforcement action resulting from failure, even by inadvertence, to comply with these requirements could affect the manufacture and marketing of Hemopure. In addition, the FDA or foreign regulatory authorities could withdraw a previously approved product from the applicable market(s) upon receipt of newly discovered information. Furthermore, the FDA or foreign regulatory authorities could require us to conduct additional, and potentially expensive, studies in areas outside our approved indications. Also, unanticipated changes in existing regulations or the adoption of new regulations could affect and make more expensive the continued manufacturing and marketing of our products.

Health care reform and controls on health care spending may limit the price we can charge for Hemopure and the amount we can sell.

The federal government and private insurers have considered ways to change, and have changed, the manner in which health care services are provided in the U.S. Potential approaches and changes in recent years include controls on health care spending and the creation of large purchasing groups. In the future, it is possible that the government may institute price controls and limits on Medicare and Medicaid spending. These controls and limits might affect the payments we collect from sales of our products. European governments generally control expenditures on medicines through price control and other restrictive practices. Assuming we succeed in bringing Hemopure to market, uncertainties regarding future health care reform and private market practices could affect our ability to sell Hemopure in large quantities at profitable pricing in the U.S. and abroad.

Uncertainty of third-party reimbursement could affect our profitability.

Sales of medical products largely depend on the reimbursement of patients’ medical expenses by governmental health care programs and private health insurers. Even if Hemopure is approved for marketing, there is no guarantee that governmental health care programs or private health insurers would reimburse for purchases of Hemopure, or reimburse a sufficient amount to permit us to sell Hemopure at high enough prices to generate a profit. Hemopure sales in South Africa have been adversely affected by a lack of third-party reimbursement.

Investment Risks

We may not continue to qualify for continued listing on the Nasdaq Global Market, which may cause the value of an investment in our Company to substantially decrease.

We may be unable to meet the listing requirements of the Nasdaq Global Market in the future. To maintain our listing, we are required, among other things, to maintain a daily closing bid price per share of $1.00. On October 18, 2006, we received notice from the Nasdaq Stock Market that the closing bid price of our Class A common stock had fallen below and remained below $1.00 for 30 consecutive business days. As a result, we are out of compliance with the $1.00 minimum bid price requirement for continued inclusion of our Class A common stock in the Nasdaq Global Market. Under Nasdaq rules, we have until April 16, 2007 to regain compliance by having the bid price of our Class A common stock close at $1.00 per share or more for at least 10 consecutive business days. If we do not regain compliance with the minimum bid price rule by April 16, 2007, Nasdaq will provide written notification that our Class A common stock will be delisted. At that time, we may apply to transfer our Class A common stock to the Nasdaq Capital Market, if we satisfy the requirements for initial listing on that market set forth in the Nasdaq rules, other than the minimum bid requirement. If the application is approved, we will be given the remainder of the Nasdaq Capital Market’s second 180 calendar day compliance period to regain compliance while on the Nasdaq Capital Market. If we transfer our Class A common stock to the Nasdaq Capital Market and do not demonstrate compliance within the second 180 day compliance period, we will be delisted.

Delisting would adversely affect the trading price and limit the liquidity of our common stock and therefore cause the value of an investment in our Company to decrease. Listing on the Nasdaq Capital Market as opposed to the Nasdaq Global Market could also adversely affect the market for and price of our Class A common stock.

As we sell additional shares, our stock price may decline as a result of the dilution which will occur to existing stockholders.

Until we are profitable, we will need significant additional funds to develop our business and sustain our operations. Any additional sales of shares of our common stock are likely to have a dilutive effect on some or all of our then existing stockholders. Resales of newly issued shares in the open market could also have the effect of lowering our stock price, thereby increasing the number of shares we may need to issue in the future to raise the same dollar amount and consequently further diluting our outstanding shares.

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

We cannot predict the effect, if any, that future sales of our common stock or the availability of shares for future sale will have on the market price of our common stock from time to time. Shares of our common stock issued in the future, including shares issued upon exercise of outstanding options and warrants and shares offered in this prospectus, may become available for resale in the public market from time to time, and the market price of shares of our common stock could drop significantly if the holders of these shares sell them or are perceived by the market as intending to sell them.

Our stock price has been and may continue to be highly volatile, which may adversely affect holders of our stock and our ability to raise capital.

The trading price of our common stock has been and is likely to continue to be extremely volatile. During the period from November 1, 2003 to December 31, 2006, the trading price of our stock ranged from a low of $0.315 per share (on December 15, 2006) to a high of $22.509 per share (on November 6, 2003). Our stock price and trading volume could be subject to wide fluctuations in response to a variety of factors including, but not limited to, the following:

•	failure to identify and hire key personnel or the loss of key personnel;

•	an inability to obtain or the perception that we will be unable to obtain adequate financing to fund our operations;

•	FDA action or delays in FDA action on Hemopure or competitors’ products;

•	publicity regarding actual, perceived or potential medical issues relating to products under development by us or our competitors;

•	actual or potential preclinical or clinical trial results relating to products under development by us or our competitors;

•	delays in our testing and development schedules;

•	announcements of technological innovations or new products by our competitors;

•	developments or disputes concerning patents or proprietary rights;

•	regulatory developments in the U.S. and foreign countries;

•	economic and other factors, as well as period-to-period fluctuations in our financial results;

•	market conditions for pharmaceutical and biotechnology stocks; and

•	additional, future communications from the Nasdaq Stock Market concerning delisting or potential delisting.

External factors may also adversely affect the market price for our common stock. The price and liquidity of our common stock may be significantly affected by the overall trading activity and market factors affecting small capitalization biotechnology stocks generally.

Item 1B.	Unresolved Staff Comments

We have received no written comments from the staff of the Securities and Exchange Commission regarding our periodic or current reports that (1) we believe are material, (2) were issued not less than 180 days before the end of our 2006 fiscal year, and (3) remain unresolved.

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

We manufacture separation materials in a 10,000 square foot plant in New Hampshire. The current annual lease payment for this facility is $61,000. The lease expires on March 31, 2010. We also lease 10,000 square feet of warehouse space in New Hampshire. The current annual lease payment is $60,000. The lease expires on May 31, 2007.

We lease office and research space in Massachusetts. The lease covers 24,000 square feet, and its current annual lease payment is $262,000. This lease expires on December 31, 2007. We have an option to extend this lease for ten five-year periods, or an additional 50 years.

We lease 33,000 square feet of manufacturing space in Massachusetts under four leases. The current annual lease payment for these facilities is $339,000. The leases expire on November 30, 2010. We have an option to extend these leases for three five-year periods, or an additional 15 years, with an exclusive right to negotiate for an additional 25 years. We own 18,000 square feet of manufacturing space in Pennsylvania.

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

SEC Civil Injunctive Proceeding

On September 14, 2005, the U.S. Securities and Exchange Commission (SEC) filed a civil injunctive proceeding against Biopure in the U.S. District Court for the District of Massachusetts (the “District Court”). The proceeding sought a permanent injunction restraining and enjoining the Company from violating or aiding and abetting violations of federal securities laws and a civil monetary penalty. A principal claim by the SEC was that the Company should have disclosed in April 2003 that the FDA put on hold a proposed clinical trial of Hemopure in trauma patients in the hospital setting. A second contention in the SEC suit concerned a separate communication by the FDA with the Company about the orthopedic surgery BLA. The SEC staff claimed, among other things, that, in its view, the disclosures concerning a July 30, 2003 FDA letter about the BLA were too positive in tone.

On September 12, 2006, the court entered judgment pursuant to a settlement agreement between the Company and the SEC. Under the settlement, no fines or disgorgement were required of the Company. The Company agreed to an injunction against violations of certain securities laws and regulations and to retain an independent consultant to review the Company’s disclosure practices.

Private Class Action and Derivative Litigation

Following the announcement in December 2003 that the Company was being investigated by the SEC, Biopure, two outside directors (one a former director), its former Chief Executive Officer, former Chief Technology Officer, former Chief Financial Officer and former Senior Vice President — Regulatory Affairs were named as defendants in a number of similar, purported class action complaints, filed between December 30, 2003 and January 28, 2004, in the District Court by alleged purchasers of the Company’s common stock. Those complaints have since been consolidated in a single action, in regards to Biopure Corporation Securities Litigation. The consolidated complaint claims that the Company violated the federal securities laws based on the same allegations pursued by the SEC. The complaint does not specify the amount of alleged damages plaintiffs seek to recover. It sets forth a class period of April 9, 2003 through December 24, 2003. A Company motion to dismiss was denied. The class has not yet been certified. The Company believes that the complaint is without merit. At this time, the Company cannot estimate what impact this case may have on its financial position or results of operations.

The seven members of the Company’s Board of Directors during the period March through December 2003 and certain officers during that period were named as defendants in two stockholder derivative actions filed on January 26, 2004 and January 29, 2004 in the same District Court. A consolidated, amended complaint was filed, in regard to Biopure Corporation Derivative Litigation. Another request to amend again to copy the SEC’s civil injunctive complaint was also filed and granted. The Company filed a motion to dismiss, which was denied. Biopure is named as a defendant, even though in a derivative action any award is for the benefit of the Company, not individual stockholders. The consolidated, amended complaint alleges that the individual directors and officers breached fiduciary duties in connection with the same disclosures referenced in the purported securities class action. The complaint does not specify an amount of alleged damages. The Company appointed two disinterested directors as a special litigation committee to determine whether or not the Company should pursue this action. The special litigation committee conducted its investigation and determined the Company should not pursue the action. A different stockholder also made demand on the Company’s directors on June 30, 2004 that they pursue similar claims on behalf of Biopure, and a similar derivative case was filed in the Trial Court of Massachusetts, Middlesex County, on September 25, 2005. The court stayed the case in Middlesex County pending the outcome of the case in the District Court. At this time, the Company cannot estimate what impact, if any, these cases may have on its financial position or results of operations. No amounts have been accrued to date with regard to these actions (other than for legal fees and expenses). The Company believes these cases are without merit.

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

Zafiris G. Zafirelis, 62, has been President, Chief Executive Officer and a director of Biopure since June 2004. In January 2006 he was appointed Chairman of the Board. From 2002 to 2004, he was Chief Executive Officer and a director of MedQuest Products, a developer of implantable ventricular assist devices. From 1996 until 2002, he was Chief Executive Officer of Cardiac Assist, Inc., where he also served as a director beginning in 2000. He holds a graduate diploma in chemistry from the University of Rhodesia and an M.B.A. from the University of Southern California.

Jane Kober, 63, has been Senior Vice President, General Counsel and Secretary of Biopure since 1998. From June 1989 to April 1998, she was a partner in LeBoeuf, Lamb, Greene & MacRae, LLP. Ms. Kober holds a J.D. degree from Case Western Reserve University, an M.A. degree from the University of Chicago and a B.A. in English from the Pennsylvania State University. She serves as a director of HTV Industries, Inc.

Francis H. Murphy, 68, was Chief Financial Officer of Biopure from 1999 until February 2003, when he became Senior Vice President, Engineering and Process Technology. In February 2004 he became interim CEO of Biopure, and in June 2004, he again became Chief Financial Officer. Before joining Biopure, Mr. Murphy had been International Vice President and business manager for Japan, Latin America and Asia Pacific for the Corning Science Product Division of Corning Incorporated. He holds an M.B.A. degree from Boston University and a B.S. degree in industrial engineering and a B.A. degree from Rutgers University.

Geoffrey J. Filbey, 63, joined Biopure in 1985 and has served as Vice President, Engineering since 1995. Mr. Filbey previously worked at Stone & Webster Engineering Corporation for 14 years as a project manager and process engineer. He holds a B.Sc. degree in engineering from the City University in London, England.

Barry L. Scott, 57, has been Vice President, Business Development since June 2002. From 1998 until 2002; Mr. Scott worked for Bristol-Myers Squibb Company, most recently as Vice President, International Business Development, Europe. From 1996 until 1998 he was the general manager of Bristol-Myers Squibb, Ltd., South Africa. Mr. Scott holds the Diploma in Education from the University of Rhodesia and the Diploma in Marketing Management from the Institute of Marketing Management, South Africa.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information.  Our Class A Common Stock is traded on The Nasdaq Global Market under the trading symbol “BPUR.” There is no established public trading market for the Class B Common Stock.

The following table sets forth the high and low sales prices for the Class A Common Stock for each of the quarters in the two years ended October 31, 2006, as reported by The Nasdaq Stock Market.

	High	Low

Year Ended October 31, 2005
First Quarter	$4.62	$1.62
Second Quarter	$3.36	$1.82
Third Quarter	$2.22	$1.21
Fourth Quarter	$1.91	$0.71
Year Ended October 31, 2006
First Quarter	$1.09	$0.64
Second Quarter	$1.53	$0.79
Third Quarter	$1.35	$0.82
Fourth Quarter	$1.10	$0.78

Holders.  As of December 31, 2006, there were 894 holders of record of the Class A Common Stock. We issued all 117.7 shares of Class B Common Stock outstanding to one holder. Transfers of Class B Common Stock are restricted and as of December 31, 2006, we are not aware of any shares of Class B Common Stock having been transferred by such holder to any other person.

Dividends and Repurchases.  We did not pay dividends on its Class A Common Stock during the two fiscal years ended October 31, 2006 and do not plan to pay dividends on its Class A Common Stock in the foreseeable future. The Class B Common Stock is not entitled to dividends. We did not repurchase any of our equity during the fourth quarter of fiscal 2006.

Securities Authorized for Issuance Under Equity Compensation Plans.

	Number of Securities to	Weighted Average
	Be Issued Upon Exercise	Exercise Price of	Number of Securities
	of Outstanding Options,	Outstanding Options,	Remaining Available
Plan Category	Warrants and Rights	Warrants and Rights	For Future issuance

Equity compensation plans approved by security holders	2,661,826	$10.94	2,059,802
Equity compensation plans not approved by security holders	—	—	—

Total	2,661,826	$10.94	2,059,802

Item 6.	Selected Financial Data

Set forth below is selected financial data for the five years ended October 31, 2006.

	Fiscal Year Ended October 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share data)

Statements of Operations Data:
Total revenues	$1,715	$2,110	$3,750	$4,019	$1,989
Cost of revenues	11,994	13,307	18,776	20,905	7,491

Gross loss	(10,279)	(11,197)	(15,026)	(16,886)	(5,502)
Operating expenses:
Research and development	6,662	5,322	9,746	10,504	25,982
Sales and marketing	671	530	2,253	6,447	2,938
General and administrative	9,315	12,094	14,807	13,475	12,235

Total operating expenses	16,648	17,946	26,806	30,426	41,155

Loss from operations	(26,927)	(29,143)	(41,832)	(47,312)	(46,657)
Total other income, net	473	472	167	270	874

Net loss	(26,454)	(28,671)	(41,665)	(47,042)	(45,783)
Basic and diluted net loss per common share	$(0.67)	$(1.28)	$(4.99)	$(7.64)	$(9.96)
Weighted-average common shares outstanding	39,432	22,382	8,350	6,159	4,597

	At October 31,
	2006	2005	2004	2003	2002
	(In thousands)

Balance Sheet Data:
Cash and cash equivalents	$6,576	$10,542	$6,448	$26,862	$19,710
Total current assets	10,621	15,575	12,666	37,842	28,536
Working capital	6,405	11,523	8,554	30,583	22,347
Net property and equipment	22,406	26,000	31,400	36,861	38,769
Total assets	33,832	42,435	45,126	85,625	78,277
Long-term debt (including current portion)	—	—	—	9,847	9,847
Total stockholders’ equity	28,542	37,134	39,716	68,377	62,057

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

As described in Note 13 to the consolidated financial statements, we have raised approximately $16.5 million, after expenses, from the sale of common stock and warrants since the end of fiscal 2006. We believe that these funds, together with our cash on hand at October 31, 2006, will be sufficient to fund operations through August 2007. Because our funds on hand and forecasted sales for fiscal 2007 are expected to be insufficient to fund our operations into fiscal 2008, the audit report of Ernst & Young LLP, our independent registered public accounting firm, on our fiscal 2006 financial statements includes a going concern modification. The report states that our recurring losses from operations and the current lack of sufficient funds to sustain our operations through the fourth quarter of fiscal 2007 raise substantial doubt about our ability to continue as a going concern.

We will require significant additional capital to fund our operations until such time, if ever, as we become profitable. We intend to seek additional capital through public or private sales of equity securities and, if appropriate, consider corporate collaborations for sharing development and commercialization costs. We also plan to continue to aggressively manage expenses, after reducing our workforce and other expenses in recent years. These cost-cutting measures included reducing our manufacturing operations and thus limiting production and sales of Oxyglobin.

We expect that our operating activities and expenditures for fiscal 2007 will be associated primarily with developing Hemopure for an ischemia indication and for a trauma indication. We expect to continue to work to stabilize and enhance our financial position by raising additional capital.

A number of factors pose uncertainties in estimating the amount of funds we may need to sustain operations, including:

•	The process of obtaining regulatory marketing approval of Hemopure has risks of delays that make the ultimate development cost unpredictable. We are hopeful that we can respond to the issues the FDA and the MHRA have raised to date in order to proceed to develop Hemopure for an ischemia indication and for use in trauma patients.

•	As described in Note 12 to the financial statements, we are a defendant in two litigation matters. The outcomes and financial effects of these matters cannot be determined at this time, nor can any adverse effect they may have on the price of our common stock and our ability to raise capital from sales of equity or otherwise.

Critical Accounting Policies

Our critical accounting policies are described in the Notes to the accompanying consolidated financial statements. The application of our critical accounting policies is particularly important to the portrayal of our financial position and results of operations. These critical accounting policies require us to make subjective judgments in determining estimates about the effect of matters that are inherently uncertain. The following critical accounting policies meet these characteristics and are considered most significant:

Inventories

Inventories are stated at the lower of cost (determined using the first-in, first-out method) or market. Inventories consist of raw material, work-in-process and Hemopure and Oxyglobin finished goods. Both Oxyglobin and Hemopure for sale have a measured shelf life of 3 years from the date of manufacture. For clinical trial use the shelf life of Hemopure is 4 years. Inventories are reviewed periodically to identify expired units and units with a remaining life too short to be commercially viable based on projected and historical sales activity. Inventories are also subject to internal quality compliance investigations. Inventory that falls into these categories is written off. The inventory of Hemopure finished goods represents the units we expect to sell in South Africa or use in reimbursable preclinical and clinical studies. We have been and expect to continue to be reimbursed for the cost of units to be used in a proposed trauma trial to be conducted by or on behalf of the U.S. Naval Medical Research Center (NMRC). The NMRC has advanced funds for reimbursement of a portion of the units required for its trial. Any units expected to be consumed by us in our own preclinical or clinical trials are expensed when manufactured. If we experience future delays in sales in South Africa or in the use of Hemopure by the NMRC, additional writeoffs for inventories may need to be recorded in future periods.

Stock-based Compensation

We adopted the provisions of Statement of Financial Accounting Standards 123(R), “Share-Based Payment” (“SFAS 123(R)”), beginning November 1, 2005, using the modified prospective transition method. SFAS 123(R) requires us to measure the cost of employee services in exchange for an award of equity instruments based on the fair value of the award on the date the award is made and to recognize cost over the requisite service period. Under the modified prospective transition method, financial statements for periods prior to the date of adoption are not retrospectively adjusted. However, compensation expense is recognized for (a) all share-based payments granted after the effective date under SFAS 123(R), and (b) all awards granted under SFAS 123 to employees prior to the effective date that remain unvested on the effective date. We recognize compensation expense on fixed awards with pro rata vesting on a straight-line basis over the vesting period.

Prior to November 1, 2005, we used the intrinsic value method to account for stock-based employee compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Consequently, we did not recognize compensation expense in association with options granted at or above the market price of our common stock at the date of grant.

As of October 31, 2006, there was $1.3 million of unrecognized compensation expense, net of forfeitures, related to non-vested market-based share awards, that is expected to be recognized over a weighted average period of 2.27 years.

Refer to Note 2 to the condensed consolidated financial statements for further discussion and analysis of the impact of adoption in our statement of operations.

Long-Lived Assets

Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Our investments in property and equipment, such as construction in progress and new facility construction; real property license rights related to the source, supply and initial processing of our major raw material; and the asset related to the expenditures for a planned manufacturing facility in South Carolina are the principal long-lived assets that could be subject to such a review.

Pursuant to SFAS 144, during the fourth quarter of fiscal 2006, we assessed our long-lived assets for potential impairment, with a particular emphasis on the asset related to a planned South Carolina manufacturing facility. As part of the review, we considered the potential timing of construction activities, the extent to which the asset is site specific, and our ongoing plan to ultimately build a new facility in South Carolina. During the fourth quarter of fiscal 2006, we also considered the projected start date of the Navy’s proposed RESUS clinical trial of Hemopure and the clinical hold the FDA had placed on this trial. While delays in obtaining financing for this facility and delays in obtaining FDA approval for Hemopure are significant and therefore indicators of potential impairment, the sales resulting from an approval of Hemopure in an ischemia or trauma indication, if obtained, would, in our view, ultimately exceed our current manufacturing capability. Based upon SFAS 144, using an estimated undiscounted cash flow of the proposed facility, we believe that, if we obtained FDA approval of Hemopure for an ischemia indication, our plan for the South Carolina manufacturing facility, to which we are still committed, is still viable. Furthermore we expect to finance the proposed facility in the future on commercially reasonable terms and generate sufficient positive future cash flows to recover our investment in the facility. Therefore, we determined that no impairment exists on the facility at October 31, 2006. Evaluation of impairment of long-lived assets requires estimates of future operating results that are used in the preparation of the expected future undiscounted cash flows. Circumstances with respect to the South Carolina manufacturing facility, or other long-lived assets, actual future operating results and the remaining economic lives of our long-lived assets could differ from the estimates used in assessing the recoverability of these assets. These differences could result in impairment charges, which could have a material adverse impact on our results of operations.

Revenue Recognition

We recognize revenue from sales of Hemopure and Oxyglobin upon shipment, provided that there is evidence of a final arrangement, there are no uncertainties surrounding acceptance, title has passed, collectibility is probable and the price is fixed or determinable. Hemopure marketing in South Africa is directed toward doctors in hospitals in both the private and government sectors. We sell Oxyglobin directly to veterinarians in the United States and to a distributor in the United Kingdom for resale in the European Union. Collectibility is reasonably assured once pricing arrangements are established, as these arrangements establish the distributor’s intent to pay. Our customers do not have a right to return product. We monitor creditworthiness on a regular basis and believe collectibility of product revenues is reasonably assured at the time of sale.

We recognize revenue from the U.S. military upon invoicing for reimbursable expenses incurred in connection with developing Hemopure for a trauma indication. Amounts received for future inventory purchases, recorded as deferred revenue, will be recognized upon shipment in accordance with the provisions discussed above.

Research and Development

Since our founding in 1984, we have been primarily a research and development company focused on developing Hemopure, our oxygen therapeutic for human use, and obtaining regulatory approval in the United States and other markets. Our research and development expenses have been devoted to basic research, product development, process development, preclinical studies, clinical trials and regulatory activity. In addition, our development expenses in the past included the design, construction, validation and maintenance of a large-scale pilot manufacturing plant in Cambridge, Massachusetts. The existing plant was completed in 1995, expanded in 1998 and expanded again in 2002.

A facility is a necessary part of developing a product like Hemopure. The FDA classifies Hemopure as a biologic because it is derived from animal-source material. Unlike drugs that are chemical compounds, biologics are defined by their manufacturing process and composition. Under FDA regulations, any change in the manufacturing process could be considered to produce an altered, possibly different product. Therefore, it is necessary to demonstrate manufacturing capability at greater than laboratory scale for an application for regulatory approval of a biologic to be accepted for review. This requirement can result in high manufacturing research and development costs in the development of a biologic relative to other types of drugs.

Prior to 1998, we only manufactured product for use in preclinical and clinical trials, and production costs were charged wholly to research and development. As an offshoot of the research and development for Hemopure, Oxyglobin, a similar product, gained approval for veterinary use in 1998. Oxyglobin was then produced for sale in the pilot manufacturing plant that was built and maintained primarily for the development of Hemopure. Costs of production of Oxyglobin for sale and an allocation of manufacturing overhead based on capacity used for Oxyglobin are charged to Oxyglobin inventory and to cost of Oxyglobin revenues. Since marketing approval was received for Hemopure in South Africa in 2002, costs of production of Hemopure for sale and an allocation of manufacturing overhead based on capacity used for Hemopure have been charged to Hemopure inventory and to cost of Hemopure revenues.

Results of Operations

As we generate net losses, the key drivers of the losses are cost of revenues, research and development and other expenses consisting of sales and marketing and general and administrative. Inflation and changing prices have not had a significant impact on our revenues or loss from operations in the three years ended October 31, 2006. For fiscal 2006, 2005 and 2004, these items were as follows (in thousands):

	2006		2005		2004
		Percent of		Percent of		Percent of
	Amount	Total Costs	Amount	Total Costs	Amount	Total Costs

Revenues
Product Revenues	$1,305	—	$1,163	—	$2,392	—
Research and Development Revenue	410	—	947	—	1,358	—

	1,715		2,110		3,750
Cost of Revenues
Oxyglobin	2,674	9%	2,784	9%	4,327	9%
Hemopure	9,320	33%	10,523	34%	14,449	32%

Total Cost of Revenues	11,994	42%	13,307	43%	18,776	41%
Research and Development	6,662	23%	5,322	17%	9,746	21%
Sales and Marketing
Oxyglobin	86	0%	25	0%	806	2%
Hemopure	585	2%	505	1%	1,447	3%

Total Sales and Marketing	671	2%	530	1%	2,253	5%
General and Administrative	9,315	33%	12,094	39%	14,807	33%

Total Costs	$28,642	100%	$31,253	100%	$45,582	100%

Fiscal Years Ended October 31, 2006 and 2005

Our revenues consisted primarily of sales of Oxyglobin and funds received from the U.S. Army. Revenues from sales of Oxyglobin increased $108,000 in fiscal 2006 compared to fiscal 2005, mostly due to an increase in the sales price of Oxyglobin. In fiscal 2006, we recorded the first sales of Hemopure, representing the first sales ever of a hemoglobin-based oxygen therapeutic for human use. Revenues from these sales totaled $37,000 for the fiscal year. Biopure attributes the low level of sales to the high cost of Hemopure compared with allogenic red blood cells (RBCs), when available, the fact that allogenic RBCs are considered safe in South Africa, and the lack of private medical insurer or governmental reimbursement for the product. We had anticipated low sales before we began to market, because Hemopure marketing is limited to use in surgery.

During fiscal 2006 and 2005, we received $410,000 and $947,000, respectively, from past congressional appropriations administered by the U.S. Army to reimburse us for certain trauma development expenses. We have recorded these funds as revenue in connection with research and development activities supporting the trauma program. The payments from the Army vary relative to the amount of reimbursable activity we are conducting.

Cost of revenues includes costs of both Oxyglobin and Hemopure. Hemopure cost of revenues, which includes the allocation of unabsorbed fixed manufacturing costs, decreased in fiscal 2006 compared to fiscal 2005. Oxyglobin cost of revenues also decreased in fiscal 2006 compared to the corresponding period in fiscal 2005. These decreases for both Hemopure and Oxyglobin cost of revenues was primarily due to an impairment charge, in fiscal 2005, of $1.4 million. During the fourth fiscal quarter of 2005, we revised the projected start date of the U.S. Navy’s proposed RESUS clinical trial of Hemopure due to the FDA’s clinical hold placed on this proposed trial. This revision in turn delayed the expected need for expanded production facilities. As a result, we determined that impairment existed on some manufacturing equipment and recorded a one-time, non-cash write-down of $1.4 million on this equipment. There was no comparable impairment charge in fiscal 2006.

Research and development expenses include preclinical studies, clinical trials and clinical trial materials. In 2004 we changed our corporate strategy to focus on developing Hemopure for a potential indication in cardiovascular ischemia and on supporting the U.S. Navy’s government-funded efforts to develop a potential out-of-hospital trauma indication. Prior to that time, our primary focus was on one major project — the final phases of Hemopure development for its use in patients undergoing surgery. In addition, during fiscal 2006, we applied in the U.K. for regulatory approval of a proposed orthopedic surgical anemia indication. A breakdown of our research and development expenses by major activity is as follows (in thousands):

	2006	2005	2004

U.K. Surgical Anemia Application	$1,799	$—	$—
Ischemia Program	1,582	1,897	997
Trauma Program	1,058	1,492	811

U.K. Surgical Anemia Application

The U.K. surgical anemia application expenses relate to the marketing authorization application we submitted to the United Kingdom regulatory authority in July 2006. The cost of this submission is recorded as a separate project from the historic development that led to the Company’s BLA submission to the FDA. We do not have any revenue projections for this potential indication at this time.

Ischemia and Trauma Programs

Both the ischemia and the trauma programs are in early stages (i.e., safety clinical trials and preclinical animal studies) although the NMRC is seeking FDA authorization to conduct a Phase 2 trial in trauma patients. Cumulative ischemia project expenditures of $4.5 million as of October 31, 2006, consist of the costs of preparing and carrying out pilot clinical trials in Europe and South Africa. Cumulative trauma expenditures of $3.6 million as of October 31, 2006, consist of costs primarily associated with preclinical trials, protocol and study design for the proposed NMRC sponsored out-of-hospital trauma trial. Of these expenses, $2.7 million has been reimbursed to date by payments administered by the U.S. Army.

Neither the number of nor the costs of clinical trials that might be necessary for marketing authorization for an ischemia indication or for use in trauma patients can be estimated at this time. The risks and uncertainties associated with the early stage of planning and execution of the ischemia and trauma clinical development programs include, among other things, uncertainties about results that at any time could require us to abandon or greatly modify either project. Accordingly, we cannot estimate the period in which material net cash inflows for either of these two projects might commence, if ever, and we do not expect to obtain marketing approval of a potential ischemia indication or trauma indication earlier than 2009.

Expenses

The increase in research and development in fiscal 2006 as compared to fiscal 2005, as shown in the table above, was primarily due to a $1.2 million increase in salaries expense, expenses related to the filing of a marketing application in July 2006 in the United Kingdom, for which there were no comparable expenses in 2005, and $131,000 in stock-based compensation expense recorded under SFAS 123(R). These increases were partially offset by lower spending on trauma and ischemia related preclinical studies. The $410,000 in Army reimbursements recorded as revenue during fiscal 2006, as explained above, related to research and development activities and preclinical studies. We expect research and development expenses to increase in fiscal 2007 as we continue developing ischemia and trauma indications for Hemopure.

Hemopure and Oxyglobin related sales and marketing expenses increased to $671,000 in 2006 from $530,000 in 2005. The increase was primarily due to expenses for a sales agent for Hemopure in South Africa, which were partially offset by lower salary expenses. We did not have a sales agent in South Africa during fiscal 2005. We agreed in late 2006 to an early termination of the agreement with the sales agent in South Africa. We plan to hire two sales representatives to market and sell Hemopure in South Africa rather than seek another third party distributor. We do not expect these activities or the resulting revenues to have a significant effect on our results of operations for fiscal 2007. We expect Oxyglobin sales and marketing expenses to be consistent in fiscal 2007 with those in fiscal 2006.

General and administrative expenses were $9.3 million in fiscal 2006 compared to $12.1 million in fiscal 2005. This decrease was primarily due to decreases of $1.1 million in severance expenses, $764,000 in outside services, $314,000 in insurance premiums and $209,000 in audit and tax-related expenses in fiscal 2006. In addition, in fiscal 2005, we expensed $824,000, relating to a contract termination, and $724,000 for restructuring costs associated with vacated office space. General and administrative cost increases in 2006 comprise stock-based compensation expense, explained above, and higher legal fees and expenses arising out of the pending derivative litigation described in Note 12 to the consolidated financial statements.

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

During fiscal 2005 and 2004, we received $947,000 and $1.4 million, respectively, from past congressional appropriations administered by the U.S. Army to reimburse us for certain trauma development expenses. We have recorded these funds as revenue in connection with research and development activities supporting the trauma program.

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

Research and development expenses include preclinical studies, clinical trials and clinical trial materials. In June 2004, we announced a change in corporate strategy to focus on the development of Hemopure for an ischemia indication, while also supporting our collaborative research and development agreement with the NMRC for a potential use in trauma patients. Prior to that time, our primary focus was on one major project — Hemopure development for use in patients undergoing surgery. A breakdown of our research and development expenses by major activity is as follows:

	2005	2004

Ischemia Program	1,897	997
Trauma Program	1,492	811

Ischemia and Trauma Programs

Both the ischemia and the trauma programs are in early stages (i.e., safety clinical trials and preclinical animal studies). The costs and dates of completion of additional clinical trials and any further preclinical studies that might be necessary for either an ischemia indication or for use in trauma patients cannot be estimated at this time. The risks and uncertainties associated with the early stage of planning and execution of the ischemia and trauma clinical development programs include, among other things, uncertainties about results that at any time could require us to abandon or greatly modify either project. Accordingly, we cannot estimate the period in which material net cash inflows for either of these two projects might commence, and we do not expect to obtain marketing approval earlier than 2009.

Expenses

The decrease in research and development in fiscal 2005 as compared to fiscal 2004, as shown in the table above, was primarily due to lower consulting expenses of $2.4 million, a $1.2 million reduction in salaries expense and a $681,000 reduction in expenses related to the completion, early in fiscal 2005, of a project associated with the Company’s FDA response activities. The $947,000 in Army reimbursements recorded as revenue during fiscal 2005, as explained above, related to research and development activities and preclinical studies.

Hemopure and Oxyglobin related sales and marketing expenses decreased to $530,000 in fiscal 2005 from $2.3 million in fiscal 2004, primarily due to the termination of distribution agreements, the elimination of sales personnel and promotional activities for Oxyglobin and the elimination of market research and medical education activities for Hemopure. Hemopure expenses for fiscal 2005 primarily consisted of ongoing activities in South Africa.

General and administrative expenses were $12.1 million in fiscal 2005 compared to $14.8 million in fiscal 2004. This decrease was mostly due to reductions of $1.6 million in legal expenses, $1.5 million in salaries and other employee-related expenses and $923,000 in non-cash financing fees. Most of the legal costs incurred during fiscal 2005 in connection with the United States Securities and Exchange Commission investigation and litigation and the class-action litigation were paid by our insurer. In fiscal 2004, we paid approximately $830,000 in uninsured fees and expenses for these proceedings. These decreases were partially offset by a one-time, non-cash charge of $824,000 related to a contract termination. They were further partially offset by a $441,000 increase in spending on outside services, primarily related to a Sarbanes-Oxley Section 404 compliance project.

Liquidity and Capital Resources

At October 31, 2006, we had $6.6 million in cash and cash equivalents. Since October 31, 2006, we have raised approximately $18.1 million, before expenses of approximately $1.6 million, in additional financing (See Note 13, to our consolidated financial statements). We expect this funding, in addition to the cash and cash equivalents at October 31, 2006, to be sufficient to fund operations through August 2007. We will continue to explore opportunities to raise capital, through sales of equity securities and, if appropriate, to consider strategic collaborations for sharing development and commercialization costs. We plan to spend approximately $1.4 million in fiscal 2007 on improvements in our laboratories and manufacturing process at our existing facilities.

Cash used in operating activities in fiscal 2006, 2005 and 2004 was $20.7 million, $21.1 million and $32.4 million, respectively. The use of cash in each year was primarily attributable to our recurring net losses.

Cash used in investing activities in fiscal 2006 was $120,000 attributable to purchases of property and equipment.

In fiscal 2006, financing activities provided us with $16.8 million in cash. These cash flows included $14.0 million from the sale of common stock and warrants and $2.8 million from the exercise of warrants by investors.

The following table summarizes our significant contractual obligations at October 31, 2006:

	Payments Due by Period
	Less than
	1 Year	1-3 Years	4-5 Years	Total
	(In thousands)

Operating Leases	$1,082	$1,439	$—	$2,521

As explained above, in 2003 we entered into a CRADA with the NMRC. As part of the CRADA the Navy paid approximately $1.2 million for future inventory purchases, recorded in the accompanying consolidated financial statements as current portion of deferred revenue and deferred revenue, net of current portion. If the Navy were to decide not to continue to pursue the RESUS project described in the CRADA, we could be required to return the $1.2 million.

As of October 31, 2006, we had net operating loss carryforwards of approximately $335.0 million to offset future federal and state taxable income through 2026. Due to the degree of uncertainty related to the ultimate realization of such prior losses, no benefit has been recognized in our financial statements as of October 31, 2006.

Recently Issued Accounting Standards

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). This statement establishes new standards on accounting for changes in accounting principles. Pursuant to SFAS 154, all such accounting changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS 154 completely replaces APB Opinion No. 20 and SFAS No. 3, though it carries forward the guidance in those pronouncements with respect to accounting for changes in estimates, changes in the reporting entity and the correction of errors. This statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 (beginning with the Company’s 2007 fiscal year). We do not believe the adoption of this standard will have a material impact on its financial position and results of operations.

In July 2006, the FASB issued FIN 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). This interpretation requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006 (beginning with our 2008 fiscal year), with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on its financial statements.

In September 2006, the SEC released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on the SEC’s views regarding the process of quantifying materiality of financial statement misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006 (beginning with our 2007 fiscal year). The adoption of SAB 108 is not expected to have a significant impact on our results of operations or financial position.

In September 2006, the FASB issued FAS 157, “Fair Value Measurements” (“SFAS 157”). This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, (beginning with our 2008 fiscal year) although earlier application is encouraged. The Company is currently evaluating the impact of adopting SFAS 157 on its financial statements, but does not believe the adoption of this standard will have a significant impact on our results of operations or financial position.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

We currently do not have any foreign currency exchange risks, with the exception of negligible exchange fluctuations associated with expenses for clinical trial, regulatory and sales and marketing activities outside of the United States and minimal sales in South Africa. We sell Oxyglobin in Europe in U.S. dollars. The customers bear the risk of foreign currency exchange fluctuation. We sell Hemopure in South Africa in local currency. Fluctuations in revenues in South Africa are offset by fluctuations in our local expenses. Dramatic fluctuations in exchange rates could result in either increases or decreases in unit sales, as the effective unit price to the customer would vary. We invest our cash and cash equivalents in money market funds. These investments are subject to interest rate risk. However, due to the nature of our short-term investments, we believe that the interest rate risk exposure is not material.

Item 8.	Financial Statements and Supplementary Data

Financial Statements are submitted as a separate section of this report commencing on Page F-1.

The following is a summary of quarterly (unaudited) financial results:

	4Q 2006	3Q 2006	2Q 2006	1Q 2006	4Q 2005	3Q 2005	2Q 2005	1Q 2005
	(In thousands, except per share data)

Statements of Operations Data:
Total revenues	$431	$396	$411	$477	$328	$483	$620	$679
Gross loss	(2,212)	(2,543)	(2,927)	(2,597)	(3,840)	(2,683)	(2,271)	(2,403)
Operating expenses:
Research and development	1,550	1,772	1,866	1,474	1,145	1,268	1,391	1,518
Sales and marketing	147	197	155	172	157	143	114	116
General and administration	2,489	2,239	2,287	2,300	3,201	2,412	2,867	3,614

Total operating expenses	4,186	4,208	4,308	3,946	4,503	3,823	4,372	5,248
Loss from operations	(6,398)	(6,751)	(7,235)	(6,543)	(8,343)	(6,506)	(6,643)	(7,651)
Other income, net	117	127	126	103	160	128	79	105

Net loss	$(6,281)	$(6,624)	$(7,109)	$(6,440)	$(8,183)	$(6,378)	$(6,564)	$(7,546)

Per share data:
Basic and diluted net loss per common share	$(0.13)	$(0.16)	$(0.18)	$(0.22)	$(0.34)	$(0.26)	$(0.27)	$(0.46)
Weighted-average shares used in computing basic net loss per common share	47,554	41,616	39,574	28,989	24,359	24,359	24,293	16,580

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

We currently have in place systems relating to disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Our principal executive officer and our principal financial officer evaluated the effectiveness of these disclosure controls and procedures as of the end of our 2006 fiscal year in connection with the preparation of this annual report. They concluded that the controls and procedures are effective and adequate at that time. There have been no significant changes in our internal control over financial reporting during the quarter ended October 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

The information required by Item 10 — Directors and Executive Officers of the Registrant; Item 11 — Executive Compensation; Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters; Item 13 — Certain Relationships and Related Transactions; and Item 14 — Principal Accounting Fees and Services is incorporated into Part III of this Annual Report on Form 10-K by reference to our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 4, 2007, except that the information required by Item 10 pertaining to our executive officers is contained in Part I of this report.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) (1). The financial statements included in this report are listed on page F-1.

(a) (3). The exhibits are set forth in the exhibit index. The management contracts, compensatory plans and arrangements filed as exhibits are identified by the letter “M” in the list of exhibits.

EXHIBIT INDEX

Item 15(c).  Exhibits

Exhibits		Description	Location

3	(i)	Restated Certificate of Incorporation of Biopure, as amended	(1)
3	(ii)	By-laws of Biopure, as amended	(2)
4.1		Form of Selling Agent Warrants, dated April 23, 2002	(3)
4.2		Form of Underwriter Warrant, dated March 2003	(4)
4.3		Form of Investor Warrant, dated April 2003	(4)
4.4		Form of Underwriter Warrant, dated April 2003	(4)
4.5		Underwriter Warrant dated, April 16, 2003	(5)
4.6		Form of Investor Warrant, dated May 2, 2003	(4)
4.7		Form of Investor Warrant, dated May 6, 2003	(4)
4.8		Form of Investor Warrant, dated October 17, 2003	(5)
4.9		Form of Investor Warrant, dated February 19, 2004	(5)
4.10		Form of Investor Warrant, dated September 2004	(6)
4.11		Form of Underwriter Warrant, dated September 2004	(6)
4.12		Form of Investor Warrant, dated December 14, 2004	(7)
4.13		Form of Underwriter Warrant, dated December 14, 2004	(7)
4.14		Form of Underwriter Warrants, dated January 10, 2005	(8)
4.15		Form of Consultant Warrant, dated July 29, 2005	(5)
4.16		Form of Underwriter Warrant, dated December 2005	(9)
4.17		Amended Form of Investor Warrant, dated December 27, 2005	(10)
4.18		Amended Form of Underwriter Investor Warrant, dated December 27, 2005	(5)
4.19		Form of Investor Warrant, dated January 2006	(5)
4.20		Form of Underwriter Warrant, dated January 2006	(5)
4.21		Form of Underwriter Investor Warrant, dated January 17, 2006	(10)
4.22		Form of Investor Warrant, dated August 23, 2006	(11)
4.23		Form of Underwriter Warrant, dated August 23, 2006	(11)
4.24		Form of Underwriter Investor Warrant, dated August 23, 2006	(10)
4.25		Form of Investor Warrant, dated December 2006	(12)
4.26		Form of Underwriters’ Investor Warrant, dated December 13, 2006	(12)
4.27		Form of Underwriters’ Warrant, dated December 13, 2006	(12)
10.1		Securities Purchase Agreement between Biopure and named investors dated as of August 17, 2006	(11)
10.2		Agreement between Biopure and Moyer Packing Company, dated October 21, 1994	(2)
M 10.3		Amended and Restated 2002 Omnibus Securities and Incentive Plan	(13)
10.4		Cooperative Research and Development Agreement dated March 4, 2003, as subsequently amended between Biopure and the U.S. Naval Medical Research Center	(14)
M 10.5		Employment Agreement, dated as of June 23, 2004, between Biopure and Zafiris G. Zafirelis	(7)
10.6		Lease Agreement, dated October 12, 1990, between Biopure and Tarvis Realty Trust	(2)
10.7		Sublease between Cendant Operations, Inc. and Biopure Corporation, dated June 20, 2001	(15)
10.8		License Agreement for Waste Disposal System between Moyer Packing Company and Biopure Corporation, dated June 12, 2001	(15)
10.9		Lease Agreement, dated August 29, 1994, between Biopure and Eleven Hurley Street Associates	(2)

Exhibits	Description	Location

10.10	Lease Agreement, dated May 10, 1994, between Biopure and Tarvis Realty Trust	(2)
10.11	Lease Agreement, dated August 23, 1994, between Biopure and Tarvis Realty Trust	(2)
10.12	Employment Agreement Concerning Protection of Company Property and the Arbitration of Legal Disputes (all employees)	(2)
10.13	Rights Agreement between Biopure and American Stock Transfer & Trust Company, dated September 24, 1999	(16)
10.14	First Amendment to Lease between Sumter Realty Group, LLC, and the Company, dated as of February 24, 2003	(17)
10.15	License Agreement for Spur Facility between Moyer Packing Company and Biopure Corporation, dated June 12, 2001	(15)
10.16	Assignment and Assumption of Deed of Easement between Moyer Packing Company and Biopure Corporation, dated June 12, 2001	(15)
10.17	Sales Agency Agreement between the Company and Abazali BioVenture (Pty) Limited	(5)
10.19	Agreement of Sub-Sublease, dated as of November 11, 2004, between the Company and Senior Whole Health, LLC	(18)
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Zafiris G. Zafirelis pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Francis H. Murphy pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Zafiris G. Zafirelis pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Francis H. Murphy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed as an exhibit to the Company’s report on Form 10-Q for the quarter ended April 30, 2005, filed June 9, 2005 and incorporated herein by reference thereto.

(2)	Previously filed as an exhibit to the Company’s registration statement on Form S-1/A (File No. 333-78829) and incorporated herein by reference thereto.

(3)	Previously filed as an exhibit to the Company’s report on Form 8-K dated April 26, 2002 and incorporated herein by reference thereto.

(4)	Previously filed as an exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended April 30, 2003, filed June 16, 2003 and incorporated herein by reference thereto.

(5)	Previously filed as an exhibit to the Company’s report on Form 10-K for the year ended October 31, 2005, filed January 17, 2006 and incorporated herein by reference thereto.

(6)	Previously filed as an exhibit to the Company’s report on Form 8-K dated September 10, 2004 and incorporated herein by reference thereto.

(7)	Previously filed as an exhibit to the Company’s report on Form 8-K dated December 9, 2004 and incorporated herein by reference thereto.

(8)	Previously filed as an exhibit to the Company’s report on Form 8-K dated January 5, 2005 and incorporated herein by reference thereto.

(9)	Previously filed as an exhibit to the Company’s report on Form 8-K filed December 21, 2005 and incorporated herein by reference thereto.

(10)	Previously filed as an exhibit to the Company’s report on Form 10-Q for the quarter ended July 31, 2006, filed September 11, 2006 and incorporated herein by reference thereto.

(11)	Previously filed as an exhibit to the Company’s report on Form 8-K dated August 23, 2006 and incorporated herein by reference thereto.

(12)	Previously filed as an exhibit to the Company’s registration statement on Form S-1/A (File No. 333-138049) and incorporated herein by reference thereto.

(13)	Previously filed as Appendix A to the Company’s definitive proxy statement on Schedule 14A, dated February 28, 2005 and incorporated herein by reference thereto.

(14)	Previously filed as an exhibit to the Company’s report on Form 8-K filed on October 5, 2005 and incorporated herein by reference thereto.

(15)	Previously filed as an exhibit to the Company’s report on Form 10-Q for the quarter ended July 31, 2001 and incorporated herein by reference thereto.

(16)	Previously filed as an exhibit to the Company’s Report on Form 8-A dated November 4, 1999 and incorporated herein by reference thereto.

(17)	Previously filed as an exhibit to the Company’s report on Form 8-K dated March 13, 2003 and incorporated herein by reference thereto.

(18)	Previously filed as an exhibit to the Company’s registration statement on Form S-2 (File No. 333-121151) and incorporated herein by reference thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Biopure Corporation

By:	/s/ Francis H. Murphy
Francis H. Murphy
Chief Financial Officer

Dated: January 29, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles A. Sanders, M.D. Charles A. Sanders, M.D.	Director	January 29, 2007

/s/ David N. Judelson David N. Judelson	Director, Vice Chairman	January 29, 2007

/s/ Zafiris G. Zafirelis Zafiris G. Zafirelis	Director, Chairman of the Board, President (Chief Executive Officer)	January 29, 2007

/s/ Daniel P. Harrington Daniel P. Harrington	Director	January 29, 2007

/s/ C. Everett Koop, M.D. C. Everett Koop, M.D.	Director	January 29, 2007

/s/ Jay B. Pieper Jay B. Pieper	Director	January 29, 2007

/s/ Guido J. Neels Guido J. Neels	Director	January 29, 2007

/s/ Francis H. Murphy Francis H. Murphy	Chief Financial Officer, Principal Accounting Officer	January 29, 2007

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT
REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
of Biopure Corporation

We have audited the accompanying consolidated balance sheets of Biopure Corporation as of October 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended October 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Biopure Corporation at October 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company’s recurring losses from operations and lack of sufficient funds to sustain its operations through the end of fiscal 2007 raise substantial doubt about its ability to continue as a going concern. Management’s plans as to these matters also are described in Note 1. The 2006 consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 2 to the consolidated financial statements, effective November 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

/s/  Ernst & Young

Boston, Massachusetts
January 22, 2007

BIOPURE CORPORATION

CONSOLIDATED BALANCE SHEETS

	October 31,
	2006	2005
	(In thousands, except share and per share data)

ASSETS
Current assets:
Cash and cash equivalents	$6,576	$10,542
Accounts receivable	80	144
Inventories	2,850	3,449
Prepaid expenses and other current assets	1,115	1,440

Total current assets	10,621	15,575
Property, plant and equipment:
Land	401	401
Equipment	34,719	34,715
Leasehold improvements	17,104	17,091
Furniture and fixtures	1,082	1,082
Construction in progress	146	43
New facility work in process	14,273	14,273

	67,725	67,605
Accumulated depreciation and amortization	(45,319)	(41,605)

Net property, plant and equipment	22,406	26,000
Other assets	805	860

Total assets	$33,832	$42,435

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$569	$547
Accrued expenses	3,250	3,096
Deferred revenue	190	190
Restructuring charges	207	219

Total current liabilities	4,216	4,052
Long-term liabilities:
Deferred revenue, net of current portion	987	987
Restructuring charges, net of current portion	46	221
Other long term liabilities	41	41

Total long-term liabilities	1,074	1,249
Commitments and contingencies, Note 11
Stockholders’ equity:
Preferred stock, $0.01 par value, 30,000,000 shares authorized, no shares outstanding	—	—
Common stock:
Class A, $0.01 par value, 200,000,000 shares authorized, 49,365,125 and 24,359,170 shares issued and outstanding at October 31, 2006 and 2005, respectively	494	244
Class B, $1.00 par value, 179 shares authorized, 117.7 shares issued and outstanding	—	—
Capital in excess of par value	529,172	511,560
Contributed capital	24,574	24,574
Notes receivable from stockholders	(235)	(235)
Accumulated deficit	(525,463)	(499,009)

Total stockholders’ equity	28,542	37,134

Total liabilities and stockholders’ equity	$33,832	$42,435

See accompanying notes

BIOPURE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended October 31,
	2006	2005	2004
	(In thousands, except share and per share data)

Revenues:
Product revenue	$1,305	$1,163	$2,392
Research and development revenue	410	947	1,358

Total revenues	1,715	2,110	3,750
Cost of revenues	11,994	13,307	18,776

Gross loss	(10,279)	(11,197)	(15,026)
Operating expenses:
Research and development	6,662	5,322	9,746
Sales and marketing	671	530	2,253
General and administration	9,315	12,094	14,807

Total operating expenses	16,648	17,946	26,806

Loss from operations	(26,927)	(29,143)	(41,832)
Other income (expense):
Interest income	397	385	141
Other	76	87	26

Other income, net	473	472	167

Net loss	$(26,454)	$(28,671)	$(41,665)

Per share data:
Basic and diluted net loss per common share	$(0.67)	$(1.28)	$(4.99)

Weighted-average shares used in computing basic and diluted net loss per common share	39,432,221	22,382,298	8,349,554

See accompanying notes

BIOPURE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock				Capital in				Total
	Class A		Class B		Excess of	Contributed	Notes	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Par Value	Capital	Receivable	Deficit	Equity
	(In thousands, except share and per share data)

Balance at October 31, 2003	7,415,675	$74	117.7	$—	$472,658	$24,574	$(256)	$(428,673)	$68,377
Sale of common stock and warrants	4,232,989	42			12,925				12,967
Stock-based compensation	10,000	1			38				39
Accrued interest							(2)		(2)
Net loss								(41,665)	(41,665)

Balance at October 31, 2004	11,658,664	117	117.7	—	485,621	24,574	(258)	(470,338)	$39,716
Sales of common stock and warrants	10,366,667	103			20,923				21,026
Exercise of warrants	2,067,173	21			4,176				4,197
Stock-based compensation					19				19
Settlement with distributor	266,667	3			821				824
Payment of note receivable from shareholder							24		24
Accrued interest							(1)		(1)
Net loss								(28,671)	(28,671)

Balance at October 31, 2005	24,359,171	244	117.7	—	511,560	24,574	(235)	(499,009)	$37,134
Sales of common stock and warrants	21,805,754	218			13,837				14,055
Exercise of warrants	3,188,200	32			2,743				2,775
Exercise of options	12,000	—			11				11
Stock-based compensation					1,021				1,021
Net loss								(26,454)	(26,454)

Balance at October 31, 2006	49,365,125	$494	117.7	$—	$529,172	$24,574	$(235)	$(525,463)	$28,542

See accompanying notes

BIOPURE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended October 31,
	2006	2005	2004
	(In thousands)

Operating activities:
Net loss	$(26,454)	$(28,671)	$(41,665)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,769	4,108	5,716
Asset impairment charge	—	1,400	—
Loss on disposal of asset	—	6	—
Stock-based compensation	1,021	19	39
Deferred compensation	—	(121)	(21)
Interest on note receivable from shareholder	—	(1)	(2)
Restructuring charge for vacated facility, net	—	697	—
Non-cash charges related to the issuance of stock	—	824	967
Inventory writedowns	1,067	971	1,409
Changes in assets and liabilities:
Accounts receivable	64	(35)	653
Inventories	(468)	92	3,064
Prepaid expenses	325	157	(364)
Other long-term assets	—	143	(194)
Accounts payable	22	5	(617)
Accrued expenses	154	(474)	(2,530)
Deferred revenue	—	—	1,177
Restructuring charges	(187)	(257)	—
Other long-term liabilities	—	41	—

Net cash used in operating activities	(20,687)	(21,096)	(32,368)
Investing activities:
Purchases of property, plant and equipment	(120)	(57)	(199)
Escrow for new facility	—	—	153

Net cash used in investing activities	(120)	(57)	(46)
Financing activities:
Repayment of note receivable from shareholder	—	24	—
Net proceeds from sales of common stock and warrants	14,055	21,026	12,000
Proceeds from exercise of stock options, warrants and restricted stock	2,786	4,197	—

Net cash provided by financing activities	16,841	25,247	12,000
Increase (decrease) in cash and cash equivalents	(3,966)	4,094	(20,414)
Cash and cash equivalents at beginning of the year	10,542	6,448	26,862

Cash and cash equivalents at end of the year	$6,576	$10,542	$6,448

Supplemental Disclosure of Non Cash Financing Activities:
Elimination of long-term debt	$—	$—	$(9,847)

Elimination of offsetting deposit	$—	$—	$10,000

See accompanying notes

BIOPURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	The Company

Nature of Business and Risks and Uncertainties

Biopure Corporation (Biopure, or the Company) develops and manufactures pharmaceuticals called oxygen therapeutics that are intravenously administered to deliver oxygen to the body’s tissues. Its products are Oxyglobin, for veterinary use, and Hemopure, for human use.

The Company sells Oxyglobin in the United States and Europe for the treatment of anemia in dogs and sells Hemopure in South Africa for use in adult surgery patients who are acutely anemic and for eliminating, delaying, or reducing allogenic red blood cell transfusions in these patients.

In July 2002, the Company filed a marketing application, called a biologics license application (BLA), for Hemopure in the United States, for perioperative use of the product in patients undergoing elective orthopedic surgery who are acutely anemic and for the elimination or reduction of red blood cell transfusions in these patients. On July 30, 2003, the FDA sent Biopure a review letter responding to the Company’s BLA. This letter set forth questions, most of which focused on the conduct of the clinical trials and on clinical and preclinical data.

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

In late June 2004, the Company announced that its board of directors had changed the Company’s corporate strategy to focus on the clinical development of Hemopure as an oxygen therapeutic for potential applications in ischemia and trauma indications rather than pursue the application for marketing authorization for a use in place of red blood cells in surgery.

The Company is pursuing its ischemia development program in Europe and South Africa. The Company completed its first pilot trial in coronary ischemia in 2005 and since that time has received regulatory authorizations to initiate three additional pilot trials: cardiac surgery, wound healing and acute coronary ischemia. Two of these trials began enrollment in 2006.

In trauma, the Company is continuing, under its agreement with the Naval Medical Research Center (NMRC), to develop Hemopure for use in trauma patients in the out-of-hospital setting. In June 2005, the NMRC submitted an Investigational New Drug Application (IND) to the FDA for a clinical trial called RESUS (Restore Effective Survival in Shock). This IND was placed on clinical hold by the FDA in July 2005. In December 2006, the NMRC and the Company presented at a meeting of the FDA’s Blood Products Advisory Committee (BPAC) regarding RESUS. At the meeting the BPAC recommended not to proceed with the proposed study; however, the committee members suggested that a pre-hospital Phase 2 study be designed instead. Separately, a Phase 2 trial safety and feasibility trial of Hemopure, in trauma patients in the hospital setting, is ongoing in South Africa.

In 2006, the Company submitted a marketing authorization application (MAA) to the United Kingdom’s Medicines and Healthcare products Regulatory Agency (MHRA) seeking regulatory approval to market Hemopure in the U.K. for the treatment of patients less than 80 years of age undergoing elective orthopedic surgery who are acutely anemic. In December 2006, the Company received a provisional opinion letter from the MHRA containing comments and questions pertaining to the application, which the Company expects to address in the coming months.

The Company is subject to a number of risks. Principal among these are the risks associated with the uncertainties of adequate financing to continue as a going concern, compliance with FDA and other governmental regulations and approval requirements, uncertainty of the outcome of preclinical studies and clinical trials, development by competitors of new technological innovations, dependence on key personnel and protection of proprietary technology.

BIOPURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company obtains some key materials, including purification membranes and chemicals, from sole source suppliers. If such materials were no longer available at a reasonable cost from its existing suppliers, the Company would need to obtain supply contracts with new suppliers for substitute materials. If the Company needs to locate a new supplier, the substitute or replacement materials will most likely need to be tested for equivalency. Such evaluations could delay development of a product, limit commercial sales of an FDA-approved product and cause the Company to incur additional expense. In addition, the time expended for such tests could delay the marketing or sale of an FDA-approved product.

Pursuant to Statement of Financial Accounting Standards (SFAS) No. 144, during the fourth quarter of fiscal 2006, the Company assessed its long-lived assets for potential impairment, with a particular emphasis on the asset related to a planned South Carolina manufacturing facility. As part of the review, the Company considered its lack of financing for this facility to date, the potential timing of construction activities, the extent to which the asset is site specific, and the Company’s ongoing plan to ultimately build a new facility in South Carolina. During the fourth quarter of fiscal 2006, the Company revised the projected start date of the Navy’s proposed RESUS clinical trial of Hemopure due to continuing regulatory delays. This revision delays the expected need for expanded production facilities. However, while delays in obtaining financing for this facility and delays in obtaining FDA approval for Hemopure are significant and therefore indicators of potential impairment, the sales resulting from an approval of Hemopure in an ischemia or trauma indication, if obtained, would, in the Company’s view, ultimately exceed its current manufacturing capability. Based upon SFAS 144, using an estimated undiscounted cash flow of the proposed facility, the Company believes that, if it obtained FDA approval of Hemopure for an ischemia indication, its plan for the South Carolina manufacturing facility to which the Company is committed, is still viable, and expects to be able to finance the proposed facility in the future on commercially reasonable terms and generate sufficient positive future cash flows to recover its investment in the facility. Therefore, the Company has determined that no impairment exists on the facility at October 31, 2006. However, should there be a change in circumstances with respect to the South Carolina manufacturing facility or other long-lived assets, such changes may result in its recording significant impairment charges in the future.

Since October 31, 2006, the Company has raised approximately $18.1 million, before offering expenses of approximately $1.6 million, in additional financing (Note 13). The Company expects this funding, in addition to the cash and cash equivalents at October 31, 2006, to be sufficient to fund operations through August 2007. The Company is considering additional measures to reduce its cash burn, but additional capital will still be required to fund the Company’s operations until such time, if ever, as the Company’s income can sustain operations. The Company intends to seek additional capital through sales of equity securities and, if appropriate, to consider strategic collaborations for sharing development and commercialization costs. However, there can be no assurance that adequate additional financing will be available to the Company on terms that it deems acceptable, if at all. Furthermore, the Company may not continue to qualify for continued listing on the Nasdaq Global Market. If that occurs the Company’s ability to raise funds will be adversely affected. Therefore, there exists substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying value of the assets and/or liabilities in these consolidated financial statements.

2.	Significant Accounting Policies

Basis of Presentation

The consolidated financial statements reflect the accounts of the Company and its subsidiaries. All inter-company accounts and transactions have been eliminated.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Biopure Netherlands, BV, Biopure South Africa, Pty, Ltd., Reperfusion Systems Incorporated, DeNovo Technologies Corporation and Biopure Overseas Holding Company and Neuroblok Incorporated, a 60%

BIOPURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

owned subsidiary, which has no activity. All inter-company accounts and transactions have been eliminated in consolidation. The Company’s treatment of foreign subsidiaries is consistent with the guidelines set forth in SFAS 52 “Foreign Currency Translations.” The financial statements of the Company’s foreign subsidiaries are measured using the U.S. dollar as the functional currency, with results of operations and cash flows translated at average exchange rates during the period, and assets and liabilities translated at end of period exchange rates. Foreign currency transaction gains and (losses) are included in the results of operations and are not material.

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

Cash Equivalents

The Company considers highly liquid instruments with original maturities of 90 days or less at the time of purchase to be cash equivalents. Cash equivalents are carried at cost, which approximate their fair market value. As of October 31, 2006 and 2005, cash equivalents principally consist of money market funds.

Inventories

Inventories are stated at the lower of cost (determined using the first-in, first-out method) or market. Inventories consist of raw material, work-in-process and Hemopure and Oxyglobin finished goods. Both Oxyglobin and Hemopure for sale have a measured shelf life of 3 years from the date of manufacture. For clinical trial use the shelf life of Hemopure is 4 years. Inventories are reviewed periodically to identify expired units and units with a remaining life too short to be commercially viable based on projected and historical sales activity. Inventories are also subject to internal quality compliance investigations. Inventory that falls into these categories are written off. The inventory of Hemopure finished goods represents the units the Company expects to sell in South Africa or use in reimbursable preclinical and clinical studies. The Company has been and expects to continue to be reimbursed for the cost of units to be used in a proposed trauma trial to be conducted by or on behalf of the U.S. Naval Medical Research Center (NMRC). Any units expected to be consumed by the Company in its own preclinical or clinical trials are expensed when manufactured. If the Company experiences future delays in sales in South Africa or in the use of Hemopure by the NMRC, the Company may have to reserve for additional units in the future.

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

BIOPURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Included in property, plant and equipment for the fiscal years ended October 31, 2006 and 2005 are $12,061,000, net of depreciation, and $13,095,000, net of depreciation, respectively, reflecting expenditures made by the Company for the engineering and design costs of a 500,000 unit Hemopure plant proposed to be constructed in South Carolina. This asset, classified as new facility work in process on the consolidated balance sheet, is being depreciated on an accelerated basis over 9 years due to the expectation that there will be modifications made to the plans due to changes in engineering and technology with the passage of time. Under this accelerated basis, depreciation expense was $1.0 million in fiscal 2006 and will be approximately $1.2 million in fiscal 2007. Depreciation expense for this asset will increase by approximately $200,000 per year through fiscal 2012 and will be fully depreciated in mid-fiscal 2013. For the fiscal years ended October 31, 2006, 2005 and 2004, total depreciation expense was $3,714,000, $4,057,000 and $5,661,000, respectively.

Other Long-Lived Assets

Real property licenses, stated at amortized cost of $450,000 as of October 31, 2006, are included in other non-current assets. Amortization is calculated using the straight-line method over the estimated useful life of the amortized assets, which is 13 years. For the fiscal years ended October 31, 2006, 2005 and 2004, amortization expense for these licenses was $56,000 per year. The estimated aggregate amortization expense for the next 5 fiscal years is $280,000. The remainder of the balance of other non-current assets includes prepaid expenses of $150,000 relating to the proposed South Carolina plant, credit assurance and security deposits for property the Company leases.

Long-Lived Assets

In accordance with Financial Accounting Standards Board (FASB) SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company recognizes impairment losses on long-lived assets when indicators of impairment are present and future undiscounted cash flows are insufficient to support the assets’ recovery. During the fourth quarter of fiscal 2006, the Company considered these impairment rules as they relate to the Company’s expenditures for the proposed South Carolina plant. The Company determined that no impairment existed on this asset for fiscal 2006.

In fiscal 2005, the Company revised the projected start date of the Navy’s proposed RESUS clinical trial of Hemopure, which delayed the expected need for expanded production facilities. As a result, the Company determined that impairment existed on some manufacturing equipment located in its Cambridge, Massachusetts facility. Accordingly, the Company recorded an impairment charge.

During the first fiscal quarter of 2007, the Company determined that the plan of sale criteria in SFAS No. 144 for the equipment had been met. A third party is marketing the equipment on the Company’s behalf for anticipated sale prior to January 31, 2008. The carrying value of this asset, which was approximately $231,000 at October 31, 2006, is included in property, plant, and equipment in the accompanying consolidated balance sheet.

Revenue Recognition

The Company recognizes revenue from sales of Hemopure and Oxyglobin in accordance with Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” whereby sales are recorded upon shipment, provided that there is evidence of a final arrangement, there are no uncertainties surrounding acceptance, title has passed, collectibility is probable and the price is fixed or determinable. Hemopure marketing in South Africa is directed toward institutions. The Company sells Oxyglobin directly to veterinarians in the United States. The Company sells Oxyglobin to a distributor in the United Kingdom for resale in the European Union. Collectibility is reasonably assured once pricing arrangements are established, as these agreements establish the distributor’s intent to pay. The Company’s customers do not have a right to return product. We monitor creditworthiness on a regular basis and believe collectibility of product revenues is reasonably assured at the time of sale. The Company recognizes expenses to be reimbursed by the U.S. military as incurred and gross versus net in accordance with Emerging Issues

BIOPURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Task Force (“EITF”) Issue No. 99-19, “Reporting Revenue as a Principal Versus Net as an Agent.” Amounts received for future inventory purchases, recorded as deferred revenue, will be recognized upon shipment. Revenues from Hemopure sold for clinical use in South Africa will be recognized when sold, in accordance with SAB 104 described above.

Shipping and Handling Costs

Shipping and handling costs are recorded as cost of revenues and are not material for fiscal years 2006, 2005 and 2004.

Research and Development Costs

Research and development costs are expensed as incurred. These costs include compensation and other internal and external costs associated with preclinical studies, clinical trials, costs of product used in trials and tests.

Stock-Based Compensation

As of October 31, 2006, the Company had one share-based compensation plan, the Biopure Corporation Omnibus Securities and Incentive Plan (“the Plan”). The Plan as amended, which is shareholder-approved, permits the grant of share options to the Company’s employees, consultants and directors for up to 4.37 million shares of common stock. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Options vest at various periods of up to four years and may be exercised within ten years of the date of grant. Shares issued upon exercise of options are generally issued from new shares of the Company.

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

BIOPURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total compensation expense for all stock-based compensation recorded under SFAS 123(R) for the fiscal year ended October 31, 2006 is as follows (in thousands):

Fiscal Year Ended
October 31,
2006

Cost of revenues	$152
Research and development	131
Selling and marketing	4
General and administrative	636

Total	$923

The compensation expense increased both basic and diluted net loss per share by $0.023 for the fiscal year ended October 31, 2006. No stock-based compensation expense was capitalized as par of inventory during the year ended October 31, 2006. In accordance with the modified-prospective transition method of SFAS 123(R), results for prior periods have not been restated. As of October 31, 2006, there was $1.3 million of unrecognized compensation expense, net of forfeitures, related to non-vested market-based share awards, that is expected to be recognized over a weighted-average period of 2.27 years.

The following table illustrates the effect on net loss and net loss per share for the fiscal years ended October 31, 2005 and 2004 if the Company had applied the fair value recognition provisions of Statement 123 to options granted under the Company’s stock option plan.

	2005	2004
	(In thousands, except
	per share data)

Net loss as reported	$(28,671)	$(41,665)
Add: Stock-based employee compensation cost included in the determination of net loss as reported	—	—
Deduct: Total stock-based compensation expense determined under the fair value method for all employee awards	(1,962)	(2,848)

As adjusted net loss	$(30,633)	$(44,513)

Basic and diluted net loss per share:
As reported	$(1.28)	$(4.99)
As adjusted	$(1.37)	$(5.33)
Weighted average fair value of options granted	$1.00	$8.10

The fair value of each stock option is estimated on the date of grant using the Black-Scholes Option Pricing Model using the assumptions noted in the following table. The risk-free interest rate is based on a treasury instrument, the term of which is consistent with the expected life of the stock options. Expected volatility is based exclusively on historical volatility data of the Company’s stock. The Company was unable to use historical information to estimate the expected term due to a lack of historical exercise activity and therefore used the

BIOPURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

“simplified” method as prescribed by the Securities and Exchange Commission Staff Accounting Bulletin No. 107. The Company estimated the stock option forfeitures based on historical experience.

	Fiscal Years Ended October 31,
	2006	2005	2004

Weighted average risk-free interest rates	4.57%	3.95%	3.18%
Expected dividend yield	—	—	—
Expected life	5 Years	6 Years	5 Years
Expected volatility	85%	90%	82%

The weighted average grant-date fair value of options granted during fiscal 2006 as $0.86 per share.

A summary of option activity under the Plan as of October 31, 2006 and changes during the twelve-month period then ended is presented below (in thousands, except weighted average data):

		Weighted-	Weighted-
	Number	Average	Average	Aggregate
	of Stock	Exercise	Remaining	Intrinsic
	Options	Price	Life in Years	Value

Outstanding at October 31, 2005	2,582	$12.74
Granted	337	1.18
Exercised	(12)	0.92
Forfeited/Cancelled/ Expired	(245)	17.03

Outstanding at October 31, 2006	2,662	10.94	7.09	$—

Exercisable at October 31, 2006	1,481	18.10	5.78	$—

Vested and expected to vest at October 31, 2006	2,620	11.09	7.06	$—

During fiscal 2006, there were 12,000 options exercised with no intrinsic value. There were no options exercised during the same periods in fiscal 2005 or 2004. The total fair value of shares vested during fiscal years 2006, 2005 and 2004 were $1.1 million, $1.7 million and $4.7 million, respectively.

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

Dilutive weighted average shares does not include 27,418,168, 6,803,947 and 3,822,603 common stock equivalents for the years ended October 31, 2006, 2005 and 2004, respectively, as their effects would be anti-dilutive.

Concentration of Credit Risk and Significant Customers

SFAS No. 105, “Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk,” requires disclosure of any significant off-balance-sheet risks and credit risk concentrations. The Company has no significant off-balance-sheet risk. Financial instruments,

BIOPURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

which subject the Company to credit risk, principally consist of cash, cash equivalents, accounts receivable and a note receivable from one former officer. The Company maintains the majority of its cash balances with high quality financial institutions. Included in total accounts receivable for the fiscal years ended October 31, 2006 and 2005 are $29,000 and $123,000, respectively, for reimbursement of expenses incurred relating to the trauma project. Prior to April 2004, the Company distributed Oxyglobin in the United States through several distributors and through one distributor in the United Kingdom. The distribution agreements with the distributors in the United States were terminated during fiscal 2004 when the Company began selling Oxyglobin directly to veterinarians in the United States mostly on a cash-in-advance basis. The Company is continuing to sell Oxyglobin through a distributor in the United Kingdom. This distributor represented 82% and 86% of total Oxyglobin accounts receivable at October 31, 2006 and 2005, respectively. The Company derived Oxyglobin revenue, included in product revenue, from one unrelated distributor in 2006 and 2005 individually accounting for a total of 22% and 24%, respectively, of total Oxyglobin revenues. The Company derived Oxyglobin revenue from three unrelated distributors in 2004 individually accounting for a total of 22%, 14% and 11% of total Oxyglobin revenues. All of the research and development revenue recorded in fiscal years 2006, 2005 and 2004 was derived from the U.S. Army for reimbursement of certain trauma development expenses.

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

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision making group, in making decisions regarding resource allocation and assessing performance. To date the Company has viewed its operations and manages its business as principally one operating segment, which is developing, manufacturing and supplying a new class of pharmaceuticals, called oxygen therapeutics, which are intravenously administered to deliver oxygen to the body’s tissues. As of October 31, 2006, virtually all of the Company’s assets are located in the United States. For the fiscal year ended October 31, 2006, customers in the United States and the Company’s distributor in the United Kingdom accounted for 78% and 22% of the Company’s Oxyglobin revenue recognized, respectively. For the fiscal year ended October 31, 2005, customers in the United States and the Company’s distributor in the United Kingdom accounted for 76% and 24% of the Company’s Oxyglobin revenue recognized, respectively. For the fiscal year ended October 31, 2004, customers in the United States and the Company’s distributor in the United Kingdom accounted for 86% and 14% of the Company’s revenue recognized, respectively.

BIOPURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recently Issued Accounting Standards

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). This statement establishes new standards on accounting for changes in accounting principles. Pursuant to SFAS 154, all such accounting changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS 154 completely replaces APB Opinion No. 20 and SFAS No. 3, though it carries forward the guidance in those pronouncements with respect to accounting for changes in estimates, changes in the reporting entity and the correction of errors. This statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 (beginning with the Company’s 2007 fiscal year). The Company does not believe the adoption of this standard will have a material impact on its financial position and results of operations.

In July 2006, the FASB issued FIN 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). This interpretation requires that the Company recognize in its financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006 (beginning with the Company’s 2008 fiscal year), with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its financial statements, but does not believe the adoption of this standard will have a material impact on its financial position or results of operations.

In September 2006, the SEC released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on the SEC’s views regarding the process of quantifying materiality of financial statement misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006 (beginning with the Company’s 2007 fiscal year). The adoption of SAB 108 is not expected to have a significant impact on the Company’s results of operations or financial position.

In September 2006, the FASB issued FAS 157, “Fair Value Measurements” (“SFAS 157”). This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, (beginning with the Company’s 2008 fiscal year) although earlier application is encouraged. The Company is currently evaluating the impact of adopting SFAS 157 on its financial statements, but does not believe the adoption of this standard will have a significant impact on the Company’s results of operations or financial position.

3.	Transactions with Related Parties

In August 1990, the Company made loans to certain directors and officers to allow them to purchase Class A Common Stock. All of the loans, with the exception below, have been paid or, in one case, forgiven and charged as compensation.

In August 1990, the Company awarded deferred compensation of $700,000 to Carl Rausch, then chairman and chief executive officer. The deferred amount with interest was to be paid on July 31, 2003. The Company also made a loan of $700,000 to Mr. Rausch in August 1990, the proceeds of which were used to purchase shares of the Company’s Class A Common Stock. On July 29, 2002, Mr. Rausch settled the interest accrued on his deferred compensation, and the Company settled the interest due on the loan, each of which was $901,000. The Company accelerated the deferred compensation payment of $700,000 to Mr. Rausch, of which $233,100 was withheld for taxes and the balance of $466,900 was paid on the loan, leaving a principal loan balance of $233,100. This remaining loan balance bears interest at the prime rate (8.25% at October 31, 2006) and is included in stockholders’ equity as notes receivable in the accompanying consolidated financial statements. Interest payments are required to

BIOPURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

be made and are made on a current basis, and the principal on the loan is due on July 31, 2007, which the Company expects to receive. Mr. Rausch is no longer affiliated with the Company.

4.	Inventories

Inventories consisted of the following:

	October 31,
	2006	2005
	(In thousands)

Raw materials	$535	$619
Work-in-process	343	388
Finished goods — Oxyglobin	812	792
Finished goods — Hemopure	1,160	1,650

	$2,850	$3,449

The inventory of Hemopure finished goods represents those units the Company expects to sell in South Africa or to be used in a clinical trial to be conducted by or on behalf of the NMRC, for which the Company will be reimbursed. Each quarter the Company reviews the inventory of Hemopure finished goods and, if necessary, writes off any units beyond those forecast for these purposes, resulting in a charge to operations through cost of revenues. Accordingly, in fiscal 2006 the Company charged $1,067,000 to cost of revenues. If the Company continues to experience a lack of or extremely limited sales in South Africa or further delays in the use of Hemopure by the NMRC, additional write-offs of units may occur in the future.

5.	Investment in Affiliate

In July 1994, the Company acquired a 50 percent general partnership interest in Eleven Hurley Street Associates (EHSA), a real estate partnership, which owns the Company’s principal office and research and development facilities. The Company’s lease with EHSA requires annual rental payments of $262,000 through 2007. In the event EHSA became insolvent or was unable to pay its obligations, the Company, as one of the general partners, could be liable for all partnership obligations to the extent partnership assets are not sufficient to satisfy such obligations. EHSA’s liabilities as of October 31, 2006 consist of a promissory note to a bank with a principal balance of $1,016,000. The note accrues interest at 6.5% and matures on August 31, 2015. As of October 31, 2006, the maximum potential amount of future payments under the note would be $1,537,000. The note is secured by the office and research and development facility, which the Company believes has fair value sufficient to satisfy the promissory note balance. In October 2003, the FASB issued Proposed Interpretation of FIN No. 46, “Consolidation of Variable Interest Entities,” which requires consolidation of variable interest entities created before February 1, 2003 for financial statements issued for the first reporting period ending after December 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company adopted FIN 46 in the second quarter of fiscal 2004. Consolidation was not required as a result of such adoption, and as a result, the adoption has not had a material impact on the Company’s overall financial position or results of operations.

BIOPURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Accrued Expenses

Accrued expenses consist of the following:

	October 31,
	2006	2005
	(In thousands)

Accrued legal and audit fees	$1,054	$277
Accrued severance	568	935
Accrued financing fees	537	537
Accrued vacation	300	321
Accrued payroll and related employee expenses	198	318
Other	593	708

	$3,250	$3,096

Included in accrued severance are costs relating to the resignation, in fiscal 2005, of the Company’s Chief Technology Officer. At October 31, 2005, the Company had an accrual of $917,000, representing the amount owed to him in accordance with his employment agreement. During fiscal 2006, the Company paid $349,000 of this amount. The remaining accrual of $568,000 at October 31, 2006, will be paid over the next 18 months in accordance with his employment agreement.

7.	Restructuring

During the first quarter of fiscal 2005, the Company vacated leased office space and sublet it for a period of 38 months. The Company accounted for the transaction in accordance with FAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” These costs were included in general and administrative expense in the consolidated statement of operations during fiscal 2005 and the remaining obligation is accrued both in restructuring charges, and in restructuring charges, net of current portion on the consolidated balance sheet at October 31, 2006.

The following table displays the restructuring activity and liability balances (in thousands):

Balance at October 31, 2005	$440
Payments	(209)
Accretion of liability	22

Balance at October 31, 2006	$253

8.	Stockholders’ Equity

Stock and Warrant Issuances

On December 27, 2005, the Company sold 10,120,000 shares of its Class A Common Stock and received proceeds of $6,882,000 before expenses of $721,000 and recorded an increase in stockholders’ equity of $6,161,000. The Company also issued to the same investors warrants to acquire 10,120,000 shares of its Class A Common Stock at an exercise price of $0.85 per share. These warrants vested immediately and expire five years from the date of issuance. The Company also issued to the underwriters warrants to acquire 1,056,000 shares of its Class A Common Stock at exercise prices of $0.85 for 528,000 shares and $0.816 for 528,000 shares. These warrants become exercisable one year from their date of issuance and expire on the fifth anniversary of their date of issuance.

BIOPURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On January 17, 2006, the Company sold 4,110,000 shares of its Class A Common Stock and received proceeds of $3,370,000 before expenses of $414,000 and recorded an increase in stockholders’ equity of $2,956,000. The Company also issued to the same investors warrants to acquire 4,110,000 shares of its Class A Common Stock at an exercise price of $1.025 per share. These warrants vested immediately and expire five years from the date of issuance. The Company also issued to the underwriters warrants to acquire 493,200 shares of its Class A Common Stock at exercise prices of $0.984 for 246,600 shares and $1.025 for 246,600 shares. These warrants become exercisable one year from their date of issuance and expire on the fifth anniversary of their date of issuance.

On August 17, 2006, the Company completed a private placement of 7,575,754 shares of its Class A Common Stock and received proceeds of approximately $5,379,000 before expenses of $441,000 and recorded an increase in stockholders’ equity of $4,938,000. The Company also issued to the same investors warrants to acquire 7,575,754 shares of its Class A Common Stock at an exercise price of $0.89 per share. These warrants become exercisable six months after the closing date and expire five years from the date of issuance. The Company also issued unit warrants to the placement agent to acquire up to 378,788 units, at an exercise price of $0.89 per unit. Each unit consists of one share of common stock and one five-year warrant to purchase an additional share of common stock. The unit warrant will be exercisable at any time between February 23, 2007 and August 23, 2011.

All of the warrants issued in the financings described above are callable by the Company after six months provided, however, that the weighted average price of our Class A common stock for ten consecutive days is more than 150% of the exercise price of the warrants.

The Company accounts for warrants granted to unrelated parties in accordance with EITF 00-19: “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock”. In accordance with the EITF, the Company classifies the fair value of such warrants as a component of permanent equity within additional paid-in capital. The fair value of the warrants has been calculated on the date of grant using the Black-Scholes Option pricing model with assumptions for risk-free interest rates ranging from 4.27% to 4.82%, no dividend yield, expected lives of 5 years and a volatility of 85%. The proceeds of the equity fundraisings assigned to the common stock and warrants were approximately $8,050,000 and $6,005,000, respectively, based upon their relative fair values, and are reflected in total within the consolidated statements of stockholders’ equity.

During fiscal year 2006, 3,188,200 warrants were exercised at a weighted average price of $0.87 per share, for proceeds to the Company of $2,775,000.

The following table reflects warrants outstanding and exercisable as of October 31, 2006:

	Warrants Outstanding
		Weighted		Warrants Exercisable
		Average	Weighted-		Weighted-
		Remaining	Average		Average
	Number	Contractual Life	Exercise	Number	Exercise
Exercise Price	Outstanding	(Yrs.)	Price	Exercisable	Price

$0.816-$0.850	8,357,900	4.1	$0.848	7,301,900	$0.85
$0.890-$0.984	8,579,930	4.8	0.893	7,575,754	0.89
$1.025-$4.278	7,523,418	3.6	1.58	7,276,818	1.60
$15.00-$23.76	461,861	1.4	19.62	461,861	19.62

	24,923,109			22,616,333

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

BIOPURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Stock Options

The Company has options outstanding under its 2002 Omnibus Securities and Incentive Plan (the 2002 Plan), under which key employees, directors and consultants may be granted options to purchase Class A Common Stock. The options generally become exercisable over a four-year period and expire ten years from date of grant.

Presented below is a summary of transactions related to stock options outstanding during 2006, 2005 and 2004:

	Year Ended October 31,
	2006		2005		2004
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Options outstanding at beginning of year	2,582,329	$12.74	1,244,973	$30.36	641,826	$62.22
Granted	336,700	1.18	1,576,499	1.22	826,340	8.10
Exercised	(12,000)	0.92	—	—	—	—
Forfeited	(244,258)	16.57	(235,727)	26.98	(223,193)	40.26
Expired	(945)	135.00	(3,416)	21.08	—	—

Options outstanding at end of year	2,661,826	10.94	2,582,329	12.74	1,244,973	30.36

Options exercisable	1,481,319		884,589		795,897

BIOPURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about options outstanding at October 31, 2006:

	Options Outstanding
		Weighted		Options Exercisable
		Average	Weighted-		Weighted-
		Remaining	Average		Average
		Contractual Life	Exercise		Exercise
Exercise Price	Shares	(Yrs.)	Price	Shares	Price

$0.88-$2.22	1,713,742	8.6	$1.20	664,788	$1.19
$4.29-$10.73	598,339	4.6	7.79	473,338	8.15
$18.03-$20.88	45,001	6.3	19.92	43,959	19.97
$36.15-$55.80	106,760	4.6	42.03	101,250	42.27
$60.36-$72.00	132,745	3.0	71.13	132,745	71.13
$106.69-$156.60	65,239	2.3	115.91	65,239	115.91

	2,661,826	7.1	10.94	1,481,319	18.10

In April 2002, the Company established the 2002 Plan, which provides for the granting of incentive stock options, non-qualified stock options, restricted stock awards, deferred stock awards, unrestricted stock awards, performance share awards, distribution equivalent rights, or any combination of the foregoing to key management, employees and directors. Following several amendments the latest of which was April 6, 2005, the maximum number of shares reserved for issuance under this plan is 4,733,628. At October 31, 2006, there were 2,059,802 shares available for future grants under the 2002 plan.

BIOPURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reserved Shares

At October 31, 2006, there were 29,856,772 shares of Class A Common Stock reserved for issuance under options and warrants and upon conversion of Class B Common Stock as shown below:

Outstanding stock options	2,661,826
Stock options available for grant	2,059,817
Outstanding warrants	24,923,109
Shares reserved for issuance upon conversion of Class B Common Stock	212,020

29,856,772

Rights Agreement

Each holder of Class A Common Stock has a preferred stock purchase right for each share owned. The rights entitle the holders to acquire preferred stock following an acquisition of more than 20 percent of the Company’s Class A Common Stock by any person or group, if the board of directors does not redeem the rights. If the rights were not redeemed, their exercise would cause substantial dilution to the acquiring person or group.

9.	Employee Benefit Plan

The Company has a defined contribution plan, the Biopure Corporation Capital Accumulation Plan, qualified under the provisions of Internal Revenue Code section 401(k). Employees are eligible for enrollment upon becoming employed and for discretionary matching after one year of service. The Company’s discretionary contribution vests after a period of three years from the date of employment. In 2006, 2005 and 2004, the Company contributed $135,000, $147,000, and $248,000 respectively, to the plan.

10.	Income Taxes

At October 31, 2006, the Company had available for the reduction of future years’ federal taxable income and income taxes, net operating loss carry forwards of approximately $334,691,000 expiring from the year ended October 31, 2007 through 2026, along with federal and state research and development and state investment tax credits of approximately $7,814,000 expiring from the year ended October 31, 2007 through 2026. Since the Company has incurred only losses since inception and due to the degree of uncertainty with respect to future profitability, the Company believes at this time that it is more likely than not that sufficient taxable income will not be earned to allow for realization of the tax loss and credit carry forwards and other deferred tax assets. Accordingly, the tax benefit of these items has been fully reserved.

In the event of any tax benefit relating to the valuation allowance of deferred tax assets, approximately $3,501,000 as of October 31, 2006 would be reported in additional paid in capital.

BIOPURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of October 31, 2006 and 2005 were as follows:

	2006	2005
	(In thousands)

Deferred tax assets:
Net operating loss carryforward	$124,408	$116,463
Capitalized research and development	48,687	48,117
Accruals and reserves	477	2,712
Stock-based compensation	411	—
Tax credit carryforwards	7,814	7,801

Total deferred tax assets	181,797	175,093
Deferred tax liabilities:
Depreciation	2,959	2,588

Total deferred tax liabilities	2,959	2,588

Net deferred tax assets	178,838	172,505
Valuation allowance for deferred tax assets	(178,838)	(172,505)

Net deferred tax assets	$—	$—

In 2006, the valuation allowance increased by $6,333,000 due primarily to the increase in net operating losses combined with expired net operating losses.

11.	Commitments and Contingencies

In 1997, the Company entered into an agreement with B. Braun Melsungen A.G. (Braun) to repurchase shares of the Company’s common stock. This agreement was terminated in 1999 and resulted in a requirement that the Company pay Braun a royalty of two percent of the Company’s revenues from human product sales and license fees in a specified European region. Payments must be made on a quarterly basis until such amounts aggregate $7,500,000. In exchange for this royalty commitment, the rights to manufacture and market specified products in Braun’s territory were reacquired by the Company. No payments have been required or made as of October 31, 2006.

The Company leases office, research and manufacturing space under operating lease agreements that expire at various dates through November 30, 2010. The Company has the option to extend the terms of certain operating leases for additional periods. Future minimum lease payments under these leases, which include the facility subleased below, at October 31, 2006 are as follows:

2007	$1,081,715
2008	817,985
2009	555,060
2010	66,215

$2,520,975

Rent expense was approximately $796,000, $715,000 and $1,117,000 in 2006, 2005 and 2004, respectively.

BIOPURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During fiscal 2005, the Company vacated office space and sublet it. The minimum payments to be received in the future under the non-cancelable sublease are as follows:

2007	$300,362
2008	101,833

$402,195

In 2003 the Company entered into a cooperative research and development agreement (CRADA) with the U.S. Naval medical Research Center (NMRC). As part of the CRADA the NMRC paid approximately $1.2 million for future inventory purchases, recorded in the accompanying consolidated financial statements as deferred revenue and deferred revenue, net of current portion. If the NMRC were to decide not to continue to pursue the RESUS project described in the CRADA, the Company could be required to return the $1.2 million.

12.	Litigation

SEC Civil Injunctive Proceeding

On September 14, 2005, the U.S. Securities and Exchange Commission (SEC) filed a civil injunctive proceeding against Biopure in the U.S. District Court for the District of Massachusetts (the “District Court”). The proceeding sought a permanent injunction restraining and enjoining the Company from violating or aiding and abetting violations of federal securities laws and a civil monetary penalty. A principal claim by the SEC was that the Company should have disclosed in April 2003 that the FDA put on hold a proposed clinical trial of Hemopure in trauma patients in the hospital setting. A second contention in the SEC suit concerned a separate communication by the FDA with the Company about the orthopedic surgery BLA. The SEC staff claimed, among other things, that, in its view, the disclosures concerning a July 30, 2003 FDA letter about the BLA were too positive in tone.

On September 12, 2006, the court entered judgment pursuant to a settlement agreement between the Company and the SEC. Under the settlement, no fines or disgorgement were required of the Company. The Company agreed to an injunction against violations of certain securities laws and regulations and to retain an independent consultant to review the Company’s disclosure practices.

Private Class Action and Derivative Litigation

Following the announcement in December 2003 that the Company was being investigated by the SEC, Biopure, two outside directors (one a former director), its former Chief Executive Officer, former Chief Technology Officer, former Chief Financial Officer and former Senior Vice President — Regulatory Affairs were named as defendants in a number of similar, purported class action complaints, filed between December 30, 2003 and January 28, 2004, in the District Court by alleged purchasers of the Company’s common stock. Those complaints have since been consolidated in a single action, in regards to Biopure Corporation Securities Litigation. The consolidated complaint claims that the Company violated the federal securities laws based on the same allegations pursued by the SEC. The complaint does not specify the amount of alleged damages plaintiffs seek to recover. It sets forth a class period of April 9, 2003 through December 24, 2003. A Company motion to dismiss was denied. The class has not yet been certified. The Company believes that the complaint is without merit. At this time, the Company cannot estimate what impact this case may have on its financial position or results of operations.

The seven members of the Company’s Board of Directors during the period March through December 2003 and certain officers during that period were named as defendants in two stockholder derivative actions filed on January 26, 2004 and January 29, 2004 in the same District Court. A consolidated, amended complaint was filed, in regard to Biopure Corporation Derivative Litigation. Another request to amend again to copy the SEC’s civil injunctive complaint was also filed and granted. The Company filed a motion to dismiss, which was denied. Biopure is named as a defendant, even though in a derivative action any award is for the benefit of the Company, not individual stockholders. The consolidated, amended complaint alleges that the individual directors and officers

BIOPURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

breached fiduciary duties in connection with the same disclosures referenced in the purported securities class action. The complaint does not specify an amount of alleged damages. The Company appointed two disinterested directors as a special litigation committee to determine whether or not the Company should pursue this action. The special litigation committee conducted its investigation and determined the Company should not pursue the action. A different stockholder also made demand on the Company’s directors on June 30, 2004 that they pursue similar claims on behalf of Biopure, and a similar derivative case was filed in the Trial Court of Massachusetts, Middlesex County, on September 25, 2005. The court stayed the case in Middlesex County pending the outcome of the case in the District Court. At this time, the Company cannot estimate what impact, if any, these cases may have on its financial position or results of operations. No amounts have been accrued to date with regard to these actions (other than for legal fees and expenses). The Company believes these cases are without merit.

13.	Subsequent Event

On December 13, 2006, Biopure completed a public offering of its common stock and warrants that raised $18.1 million, for net proceeds to the company of $16.5 million. The Company sold 28,350,000 new shares of its common stock at $0.64 per share to institutional and individual investors and issued these investors warrants to purchase 28,350,000 shares of its common stock at an exercise price of $0.80 per share. These warrants have a five-year term and are callable by Biopure after six months provided that the weighted average price of Biopure’s common stock for ten consecutive days is over $1.20. The Company also issued to the underwriters warrants to acquire 3,000,000 shares of its Class A Common Stock and warrants to acquire an additional 3,000,000 shares at an exercise price of $0.80. These warrants become exercisable one year from their date of issuance and expire on the fifth anniversary of their date of issuance.

14.	Quarterly Financial Information (Unaudited)

The following is a summary of quarterly financial results for the fiscal years 2006 and 2005:

	4Q 2006	3Q 2006	2Q 2006	1Q 2006
	(In thousands, except per share data)

Statements of Operations Data:
Total revenues	$431	$396	$411	$477
Gross loss	(2,212)	(2,543)	(2,927)	(2,597)
Operating expenses:
Research and development	1,550	1,772	1,866	1,474
Sales and marketing	147	197	155	172
General and administration	2,489	2,239	2,287	2,300

Total operating expenses	4,186	4,208	4,308	3,946
Loss from operations	(6,398)	(6,751)	(7,235)	(6,543)
Other income, net	117	127	126	103

Net loss	$(6,281)	$(6,624)	$(7,109)	$(6,440)

Per share data:
Basic and diluted net loss per common share	$(0.13)	$(0.16)	$(0.18)	$(0.22)
Weighted-average shares used in computing basic net loss per common share	47,554	41,616	39,574	28,989

BIOPURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	4Q 2005	3Q 2005	2Q 2005	1Q 2005
	(In thousands, except per share data)

Statements of Operations Data:
Total revenues	$328	$483	$620	$679
Gross loss	(3,840)	(2,683)	(2,271)	(2,403)
Operating expenses:
Research and development	1,145	1,268	1,391	1,518
Sales and marketing	157	143	114	116
General and administration	3,201	2,412	2,867	3,614

Total operating expenses	4,503	3,823	4,372	5,248

Loss from operations	(8,343)	(6,506)	(6,643)	(7,651)
Other income, net	160	128	79	105

Net loss	$(8,183)	$(6,378)	$(6,564)	$(7,546)

Per share data:
Basic and diluted net loss per common share	$(0.34)	$(0.26)	$(0.27)	$(0.46)
Weighted-average shares used in computing basic net loss per common share	24,359	24,359	24,293	16,580