Form 10-Q
period 2007-01-31
BIOPURE CORP
filed 2007-03-19
CIK 815508

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2007

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
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes      ☑ No
The number of shares outstanding of each of the issuer’s classes of common stock as of March 15, 2007 was:

Class A Common Stock, $.01 par value	77,715,124
Class B Common Stock, $1.00 par value	117.7

BIOPURE CORPORATION
Biopure®, Hemopure®, and Oxyglobin® are registered trademarks of Biopure Corporation.

Part I

Item 1
BIOPURE CORPORATION
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	January 31, 2007	October 31, 2006
Assets:
Current assets:
Cash and cash equivalents	$17,596	$6,576
Accounts receivable, net	94	80
Inventories	2,352	2,850
Other current assets	1,061	1,346

Total current assets	21,103	10,852
Property, plant and equipment, net	21,361	22,175
Other assets	791	805

Total assets	$43,255	$33,832

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$621	$569
Accrued expenses	2,732	3,250
Current portion of deferred revenue	242	190
Current portion of restructuring charges	205	207

Total current liabilities	3,800	4,216
Deferred revenue, net of current portion	1,115	987
Restructuring charges, net of current portion	—	46
Other long-term liabilities	41	41

Total long-term liabilities	1,156	1,074
Commitments and contingencies, Notes 8 & 9
Stockholders’ equity:
Preferred stock, $0.01 par value, 30,000,000 shares authorized, no shares outstanding	—	—
Common stock:
Class A, $0.01 par value, 200,000,000 shares authorized, 77,715,124 shares outstanding at January 31, 2007 and 49,365,125 at October 31, 2006	777	494
Class B, $1.00 par value, 179 shares authorized, 117.7 shares outstanding	—	—
Capital in excess of par value	545,574	529,172
Contributed capital	24,574	24,574
Notes receivable	(235)	(235)
Accumulated deficit	(532,391)	(525,463)

Total stockholders’ equity	38,299	28,542

Total liabilities and stockholders’ equity	$43,255	$33,832

See accompanying notes

BIOPURE CORPORATION
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	January 31, 2007	January 31, 2006
Revenues:
Product revenue	$460	$345
Research and development revenue	134	132

Total revenues	594	477
Cost of product revenues	3,162	3,074

Gross loss	(2,568)	(2,597)
Operating expenses:
Research and development	1,915	1,474
Sales and marketing	392	172
General and administrative	2,231	2,300

Total operating expenses	4,538	3,946

Loss from operations	(7,106)	(6,543)
Other income, net	178	103

Net loss	$(6,928)	$(6,440)

Per share data:
Basic and diluted net loss per common share	$(0.11)	$(0.22)

Weighted-average shares used in computing basic and diluted net loss per common share	64,773	28,989

See accompanying notes

BIOPURE CORPORATION
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	January 31, 2007	January 31, 2006
Operating activities:
Net loss	$(6,928)	$(6,440)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	862	979
Stock compensation expense	210	284
Deferred revenue	180	—
Accretion of restructuring charge	2	10
Inventory writedowns	236	—
Changes in assets and liabilities:
Accounts receivable	(14)	(4)
Inventories	262	234
Other current assets	279	231
Accounts payable	52	(35)
Accrued expenses	(518)	258
Restructuring charges	(50)	(57)

Net cash used in operating activities	(5,427)	(4,540)
Investing activities:
Purchases of property, plant and equipment	(28)	—

Net cash used in investing activities	(28)	—
Financing activities:
Net proceeds from sale of common stock and warrants	16,475	9,149

Net cash provided by financing activities	16,475	9,149
Net increase/(decrease) in cash and cash equivalents	11,020	4,609
Cash and cash equivalents at beginning of period	6,576	10,542

Cash and cash equivalents at end of period	$17,596	$15,151

Supplemental disclosure of cash flow information:
Fair value of warrants issued in conjunction with sales of common stock	$7,264	$3,863

See accompanying notes

BIOPURE CORPORATION
Notes to Condensed Consolidated Financial Statements
January 31, 2007
(Unaudited)
1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended January 31, 2007 are not necessarily indicative of the results that may be expected for the year ending October 31, 2007; however, the Company expects to incur a substantial loss for the year ending October 31, 2007.

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

These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2006, filed with the SEC on January 29, 2007.

The Company has financed operations from inception primarily through sales of equity securities and development and license agreement payments. The Company has not been profitable since inception and had an accumulated deficit of $532,391,000 at January 31, 2007. As of January 31, 2007, the Company had $17,596,000 in cash and cash equivalents. The Company expects this funding to be sufficient to fund operations through August 2007 under the current operating plan. The Company will require significant additional funding to remain a going concern and to fund operations until such time, if ever, as it becomes profitable. The Company intends to seek additional capital through sales of equity securities and, if appropriate, to consider strategic collaborations for sharing development and commercialization costs. However, there can be no assurance that adequate additional financing will be available to the Company on terms that it deems acceptable, if at all.

In the accompanying condensed consolidated balance sheet as of October 31, 2006, $231,000 has been reclassified from property, plant and equipment, net, to other current assets to conform to the current period’s presentation. See Note 7 for additional information.

Comprehensive loss approximated net loss for all periods presented.

2.	Net Loss per Share

Basic net loss per common share is computed based on the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is computed based upon the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of the Company’s common stock equivalents, including the maximum number of shares issuable upon the conversion of class B common stock outstanding and the exercise of common stock options and warrants. The dilutive effect of stock options and warrants is determined based on the treasury stock method using the average market price of the class A common stock for the period. However, basic and diluted net loss per common share are presented as the same for all periods presented, as the Company had losses for all periods presented and, consequently, the effect of class B common stock, options and warrants is anti-dilutive. Consequently, dilutive weighted average shares outstanding do not include 59,160,555 potential common-equivalent shares for the three months ended January 31, 2007 and 22,484,957 common-equivalent shares for the three months ended January 31, 2006, as their effect would have been anti-dilutive.

BIOPURE CORPORATION
Notes to Condensed Consolidated Financial Statements
January 31, 2007
(Unaudited)
(continued)
3.	Stock Based Compensation

As of January 31, 2007, the Company had one share-based compensation plan, the Biopure Corporation Omnibus Securities and Incentive Plan (the Plan). The Plan, which is shareholder-approved, permits the grant of share options to the Company’s employees, consultants and directors for up to 4.37 million shares of common stock. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Options vest at the times specified in the option grants. Options generally vest over periods of up to four years. Most options granted have a 10-year term and expire if not exercised within ten years of the date of grant. Shares issued upon exercise of options are generally issued from new shares of the Company.

The Company adopted the provisions of Statement of Financial Accounting Standards 123(R), “Share-Based Payment” (SFAS 123(R)), beginning November 1, 2005, using the modified prospective transition method. Under the modified prospective transition method, financial statements for periods prior to the adoption date are not retrospectively adjusted. However, compensation expense is recognized, based on the requirements of SFAS 123(R), for (a) all share-based payments granted after the effective date and (b) all awards granted to employees prior to the effective date that remain unvested as of the effective date.

Prior to adopting SFAS 123(R), the Company used the intrinsic value method to account for stock-based compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Historically the fair value of options granted was calculated using the Black-Scholes Option pricing model. The Company has elected to continue to use this model. SFAS 123(R) also requires companies to utilize an estimated forfeiture rate when calculating the expense for the period, while SFAS 123, “Accounting for Stock-Based Compensation”, permitted companies to record actual forfeitures as they occurred, which was the Company’s historical policy. In determining the expense recorded in the Company’s consolidated statement of operations, the Company has applied an estimated forfeiture rate to remaining unvested awards based on historical experience. This estimate is evaluated quarterly and the forfeiture rate is adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest. The Company has elected to recognize compensation cost for awards with incremental vesting using the straight-line method.

The fair value of each stock option is estimated on the date of grant using the Black-Scholes Option Pricing Model with the assumptions noted in the following table. The weighted average risk-free interest rate is based on a treasury instrument, the term of which is consistent with the expected life of the stock options. Expected volatility is based exclusively on historical volatility data of the Company’s common stock. The Company estimates stock option forfeitures based on historical experience. The Company was unable to use historical information to estimate the expected term due to a lack of historical exercise activity and therefore used the “simplified” method as prescribed by the SEC Staff Accounting Bulletin No. 107.

	Three Months Ended
	January 31, 2007	January 31, 2006
Weighted average risk-free interest rate	4.58%	4.31%
Expected volatility	85%	85%
Expected lives (years)	5.42	5.42
Expected dividend yield	—	—
The weighted average grant-date fair value of options granted during the first three months of fiscal 2007 and 2006 were $0.51 and $0.62 per share, respectively.
As of January 31, 2007, there was $1.1 million of unrecognized compensation expense, net of forfeitures, related to non-vested market-based share awards that is expected to be recognized over a weighted-average period of 2.16 years.

BIOPURE CORPORATION
Notes to Condensed Consolidated Financial Statements
January 31, 2007
(Unaudited)
(continued)
During the first three months of fiscal 2007 and 2006, there were no options exercised. The total fair value of shares vested during the first quarter of fiscal 2007 and 2006 were $48,200 and $84,000, respectively.
4.	Inventories

Inventories are valued at the lower of cost (determined using the first-in, first-out method) or market. Inventories were as follows at the following dates:

In thousands	January 31, 2007	October 31, 2006
Raw materials	$682	$535
Work-in-process	165	343
Finished goods-Oxyglobin	1,025	1,160
Finished goods-Hemopure	480	812

	$2,352	$2,850

The inventory of Hemopure [hemoglobin glutamer – 250 (bovine)] finished goods represents those units the Company expects to sell in South Africa or those units to be used in preclinical or clinical trials conducted by or on behalf of the U.S. Naval Medical Research Center (NMRC), for which the Company is reimbursed. Each quarter the Company reviews the inventory of Hemopure finished goods and, if necessary, writes off any units beyond those forecast for these purposes. During the first fiscal quarter of 2007 the Company charged $158,000 to sales and marketing for product to be donated to hospitals in South Africa and $78,000 to research and development for product expected to be used on a “compassionate use” basis in the U.S.. If the Company continues to experience a lack of or extremely limited sales in South Africa or further delays in the use of Hemopure by the NMRC, it expects to write off additional units in the future.
5.	Accrued Expenses

Accrued expenses were as follows at the following dates:

In thousands	January 31, 2007	October 31, 2006
Accrued payroll and related employee expenses	$631	$198
Financing fees	537	537
Accrued severance	487	568
Accrued legal and audit fees	286	1,054
Accrued vacation	199	300
Other	592	593

	$2,732	$3,250

Included in accrued severance are costs relating to the resignation, in fiscal 2005, of the Company’s Chief Technology Officer. At October 31, 2006, the Company had an accrual of $568,000, representing the amount owed to him in accordance with his employment agreement. During the first three months of fiscal 2007, the Company paid $81,000 of this amount. Under his employment agreement, the remaining accrual of $487,000 is to be paid over the next 15 months.
6.	Restructuring

During the first quarter of fiscal 2005, the Company vacated leased office space and sublet it for a period of 38 months. The Company accounted for the transaction in accordance with FAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” These costs were included in general and administrative expense in the consolidated statement of operations during fiscal 2005, and the remaining obligation is accrued in the current portion of restructuring charges on the condensed consolidated balance sheet at January 31, 2007.

The following table shows the restructuring activity and liability balances (in thousands):

BIOPURE CORPORATION
Notes to Condensed Consolidated Financial Statements
January 31, 2007
(Unaudited)
(continued)

Balance at October 31, 2006	$253
Payments	(50)
Accretion of liability	2

Balance at January 31, 2007	$205

7.	Other Current Assets

During fiscal 2006, management identified certain manufacturing equipment that the Company was not using, and did not expect to be able to use in the future, resulting in a commitment of management to sell this equipment. The Company believes that the manufacturing equipment will be sold no later than the end of the first quarter of fiscal 2008. As of January 31, 2007, the Company determined that the plan of sale criteria in FASB Statement No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” had been met. Accordingly, the carrying value of the manufacturing equipment of $225,000 has been recorded separately within other current assets on the Company’s condensed consolidated balance sheets as of January 31, 2007. The carrying amount was determined based on quoted market prices for similar assets, less continuing depreciation expense through the date that plan of sale criteria were met, as discussed above. The Company reclassified the value of this equipment as of October 31, 2006 of $231,000 to other current assets within the Company’s condensed consolidated balance sheets for comparative purposes in accordance with FAS 144. The Company has not recognized any gains or losses during the quarter ended January 31, 2007 related to this asset.

8.	Commitments and Contingencies

Research Agreement(1)

In 2003, the Company entered into a Cooperative Research and Development Agreement (CRADA) with the NMRC. Under the CRADA, as amended, the NMRC has primary responsibility for designing, seeking U.S. Food and Drug Administration (FDA) acceptance of, and conducting a planned Phase 2/3 clinical trial of Hemopure in trauma patients with severe hemorrhagic shock (acute blood loss) in the out-of-hospital setting. The Company believes that all or most of its costs could be covered by government funding. To date, the U.S. Congress has appropriated a total of $22.5 million to the Department of Defense ($16 million to the Navy, $6.5 million to the Army) for the development of Hemopure in potential civilian and military trauma applications(2) of which, approximately $1.6 million has been reverted due to the delay in initiating the RESUS clinical trial. The funding is being used for the Navy’s proposed RESUS clinical trial and has supported preclinical studies of the product in animal models of hemorrhagic shock (acute blood loss), including those that mimic military trauma scenarios.

As part of the CRADA the NMRC paid approximately $1.2 million for future inventory purchases, recorded in the accompanying consolidated balance sheet as deferred revenue and deferred revenue, net of current portion. If the NMRC were to decide not to continue to pursue the RESUS project described in the CRADA, the Company could be required to return the $1.2 million.

(1)	The content of this document does not necessarily reflect the position or the policy of the U.S. Government or the Department of Defense, and no official endorsement should be inferred. of the Navy – Biopure collaborativeclinical development program for Hemopure in trauma is contingent upon funding.

(2)	$5,102,306 is from Grant DAMD17-02-1-0697. The U.S. Army Medical Research Acquisition Activity, 820 Chandler Street, Fort Detrick MD 21702-5014 is the awarding and administering acquisition office.

BIOPURE CORPORATION
Notes to Condensed Consolidated Financial Statements
January 31, 2007
(Unaudited)
(continued)
9.	Litigation

Biopure, two outside directors (one a former director), its former chief executive officer, former chief technology officer, former chief financial officer and former senior vice president Regulatory Affairs were named as defendants in a number of purported class action complaints, filed between December 30, 2003 and January 28, 2004, in the United States District Court for the District of Massachusetts (the “District Court”) by alleged purchasers of the Company’s common stock. Those complaints were consolidated in a single action, in regards to Biopure Corporation Securities Litigation. The consolidated complaint claims that the Company violated the federal securities laws based on disclosures concerning Biopure’s clinical development. The complaint does not specify the amount of alleged damages plaintiffs seek to recover. On February 14, 2007, the Company signed an agreement in principle to settle the action. Under the settlement, all claims against the Company and the individual defendants would be dismissed with prejudice. The settlement would have no financial effect on the Company or any of the individual defendants. The settlement is subject to agreeing upon a formal stipulation of settlement and court approval.

The seven members of the Company’s Board of Directors during the period March through December 2003 and certain officers during that period were named as defendants in two stockholder derivative actions filed on January 26, 2004 and January 29, 2004 in the District Court. A consolidated, amended complaint was filed, in regard to Biopure Corporation Derivative Litigation. Another request to amend again to copy the SEC’s civil injunctive complaint was also filed and granted. The Company filed a motion to dismiss, which was denied. Biopure is named as a defendant, even though in a derivative action any award is for the benefit of the Company, not individual stockholders. The consolidated, amended complaint alleges that the individual directors and officers breached fiduciary duties in connection with the same disclosures referenced in the purported securities class action. The complaint does not specify an amount of alleged damages. The Company appointed two disinterested directors as a special litigation committee to determine whether or not the Company should pursue this action. The special litigation committee conducted its investigation and determined the Company should not pursue the action. A different stockholder also made demand on the Company’s directors on June 30, 2004 that they pursue similar claims on behalf of Biopure, and a similar derivative case was filed in the Trial Court of Massachusetts, Middlesex County, on September 25, 2005. The court stayed the case in Middlesex County pending the outcome of the case in the District Court. No amounts have been accrued to date with regard to the outcome of these actions. The Company believes these cases are without merit.

BIOPURE CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
January 31, 2007
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
These forward-looking statements involve risk and uncertainties. Forward-looking statements include those that imply that the Company will be able to manage its expenses effectively and raise the funds needed to operate its business, or that the Company will be able to stabilize and enhance its financial position, that the Company will be able to commercially develop Hemopure, that in pursuing cardiovascular and trauma indications the Company will be able to address pending safety and other questions of the U.S. Food and Drug Administration (FDA), that the U.S. Naval Medical Research Center (NMRC) may conduct a clinical trial in the out-of-hospital setting, that the Company will be able to obtain regulatory approval for the marketing and sale of Hemopure in the United Kingdom, the United States or the European Union, that anticipated milestones will be met in the expected timetable or at all, that any preclinical or clinical trials will be successful, that Hemopure, if it receives regulatory approval, will attain market acceptance and be manufactured and sold in amounts to attain profitability and that the Company will be able to successfully increase its manufacturing capacity for Hemopure if it receives regulatory approval. Actual results may differ materially from those set forth in the forward-looking statements due to risks and uncertainties that exist in the Company’s operations and business environment. These risks include the factors identified under “Risk Factors” in this report. All forward-looking statements included or incorporated by reference in this report are based on information available to the Company on the date such statements were made. In light of the substantial risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this report should not be regarded as representations by us that the Company’s objectives or plans will be achieved. The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any additional disclosures the Company makes in its reports to the SEC on Forms 10-Q, 8-K and 10-K.
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
A manufacturing facility is a necessary part of developing a product like Hemopure. The FDA classifies Hemopure as a biologic because it is derived from animal-source material. Unlike drugs that are chemical compounds, biologics are defined by their manufacturing process and composition. Under FDA regulations, any change in the

BIOPURE CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
January 31, 2007
(continued)
manufacturing process could be considered to produce an altered, possibly different product. Therefore, it is necessary to demonstrate manufacturing capability at greater than laboratory scale for an application for regulatory approval of a biologic to be accepted for review. This requirement has resulted in high manufacturing research and development costs in the development of our products relative to other types of drugs.
Prior to 1998, the Company only manufactured product for use in preclinical and clinical trials, and production costs were charged wholly to research and development. As an offshoot of the research and development for Hemopure, Oxyglobin, a similar product, gained marketing approval for veterinary use in the U.S. in 1998 and in the European Union in 1999. Following the U.S. approval, Oxyglobin was produced for sale in the pilot manufacturing plant that was built and maintained primarily for the development of Hemopure. Because of this marketing approval, costs of production of Oxyglobin for sale and an allocation of manufacturing overhead based on capacity used for Oxyglobin are charged to inventory and to cost of revenues. Since marketing approval of Hemopure for human use was granted in South Africa in 2002, costs of production of Hemopure for sale and an allocation of manufacturing overhead based on capacity used for Hemopure have been charged to inventory and to cost of revenues.
Thus, as shown by the selected information in the table below under the caption “Results of Operations,” a substantial majority of our costs comprise research and development and cost of revenues. Our goal as a company is to obtain market authorization(s) for Hemopure in an indication with a substantial market opportunity. The revenues from products we now market defray some of the manufacturing costs we must incur to keep our substantial plant operational as we manufacture Hemopure for clinical trials and maintain readiness for greater volume manufacturing. We also receive governmental reimbursements of research and development costs for development of Hemopure for use in trauma.
Our research and development activities in 2006 and 2007 include the clinical trials described below.
Ischemia
Biopure is conducting pilot clinical trials of Hemopure in Europe and South Africa to assess the product’s safety and feasibility in ischemia applications, such as cardiac surgery, wound healing and acute coronary ischemia (e.g. heart attack). The primary goal of these pilot trials is to provide preliminary data to support advanced trials in ischemia patients. In contrast to previous trials where Hemopure was administered as a red blood cell replacement, in these pilot ischemia trials Hemopure is being administered as an oxygen-carrying drug. The trials are:
•	A 60-patient Phase 2 clinical trial to assess the safety and feasibility of Hemopure in reducing heart damage and enhancing tissue preservation in patients undergoing multi-vessel coronary artery bypass graft (CABG) surgery. The trial has enrolled a total of 23 patients to date.

•	A 100-patient Phase 2 clinical trial to assess the safety and feasibility of Hemopure in increasing the incidence of complete wound healing and reducing the incidence of subsequent amputations in patients with severe peripheral vascular disease who are undergoing limb amputation below or through the knee joint. This trial has enrolled 11 patients to date.

•	A trial design, for a study in patients with multi-vessel coronary artery disease who are undergoing percutaneous coronary intervention, has received governmental and hospital approvals to proceed.
The Company is also designing protocols for potential Phase 2 and Phase 3 trials of Hemopure in heart attack patients. In addition it has met with the FDA to discuss the possible submission of an investigational new drug, or IND, application to conduct a cardiogenic shock trial in the U.S.
Trauma
The Company is working under a cooperative research and development agreement (CRADA) with the U.S. Naval Medical Research Center (NMRC) to develop Hemopure for use in trauma patients in out-of-hospital settings (for

BIOPURE CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
January 31, 2007
(continued)
example, at accident scenes, in ambulances or on the battlefield). In June 2005, the NMRC submitted an IND application to the FDA for a clinical trial called RESUS (Restore Effective Survival in Shock). The application, which the FDA placed on clinical hold in July 2005, proposes a government-funded, NMRC-sponsored, 1,100-patient Phase 2b/3 clinical trial to assess the safety and efficacy of out-of-hospital administration of Hemopure in reducing morbidity and mortality in severely injured patients experiencing hemorrhagic shock (acute blood loss). Under the CRADA, NMRC has primary responsibility for developing, seeking FDA acceptance of and conducting the RESUS trial.
On December 14, 2006, NMRC and Biopure presented at a meeting of the FDA’s Blood Products Advisory Committee (BPAC) regarding RESUS. At the meeting, the BPAC recommended against proceeding with the Phase 2b/3 RESUS trial as proposed but committee members suggested that RESUS be modified as a smaller, pre-hospital Phase 2 trial.
The Navy and the Company are continuing to work with the FDA regarding protocol revisions that might enable RESUS to proceed as a Phase 2 trial. The process is made difficult by the fact that, because of the condition of trauma patients in emergency situations, most would not be able to give informed consent to participation in the trial.
Surgical Anemia Marketing Application
In July 2006, Biopure submitted an application to the United Kingdom’s Medicines and Healthcare Products Regulatory Agency (MHRA) seeking authorization to market Hemopure in the U.K. for the treatment of acutely anemic adult orthopedic surgery patients under 80 years of age. We are in the process of responding to questions we have received arising out of our application. Based on our preliminary understanding of the possible market size in the U.K., we do not expect an approval for the proposed indication, if granted, to result in sufficient near-term sales to make us profitable. If a marketing authorization were granted in the U.K., we would have the option to seek registration of Hemopure for the same indication in other member states in the European Economic Area.
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
Critical Accounting Policies
The Company’s significant accounting policies are described in the Notes to the Consolidated Financial Statements contained in its Annual Report on Form 10-K for the fiscal year ended October 31, 2006. The application of the Company’s critical accounting policies is particularly important to the accurate portrayal of its financial position and results of operations. These critical accounting policies require the Company to make subjective judgments in determining estimates about the effect of matters that are inherently uncertain. The following critical accounting policies are considered most significant.
Inventories
Inventories are stated at the lower of cost (determined using the first-in, first-out method) or market. Inventories consist of raw material, work-in-process and Hemopure and Oxyglobin finished goods. Inventories are reviewed

BIOPURE CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
January 31, 2007
(continued)
periodically to identify expired units and units with a remaining life too short to be commercially viable based on projected sales activity. Inventories are also subject to internal quality compliance investigations. Inventory that falls into these categories is written off. The inventory of Hemopure finished goods represents the units the Company expects to sell in South Africa or use in reimbursable preclinical and clinical studies. The Company has been and expects to continue to be reimbursed for the cost of units to be used in a proposed trauma trial to be conducted by or on behalf of the NMRC. Any units expected to be consumed by the Company in its own preclinical or clinical trials are expensed to research and development when manufactured. If the Company continues to experience a lack of or extremely limited sales in South Africa or further delays in the use of Hemopure by the NMRC, it expects to write off additional units in the future.
Stock-Based Compensation
The Company adopted the provisions of Statement of Financial Accounting Standards 123R, “Share-Based Payment” (“SFAS 123R”), beginning November 1, 2005, using the modified prospective transition method. SFAS 123R requires the Company to measure the cost of employee services in exchange for an award of equity instruments based on the grant-date fair value of the award and to recognize cost over the requisite service period. Option valuation models require the input of subjective assumptions, including stock price volatility and expected term of options.
Long-Lived Assets
Financial Accounting Standards Board (FASB) SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Evaluation of impairment of long-lived assets requires estimates of future operating results that are used in the preparation of the expected future undiscounted cash flows. Actual future operating results and the remaining economic lives of our long-lived assets could differ from the estimates used in assessing the recoverability of these assets.
The Company’s investments in property and equipment, such as new facility construction and the asset related to the expenditures for a planned manufacturing facility in South Carolina, are the principal long-lived assets that we review for impairment. Quarterly, the Company considers whether or not there were indicators of impairment of its long-lived assets that arose during the quarter subsequent to the last review. For the quarter ended January 31, 2007, the Company has determined that no such impairment indicators have arisen. Evaluation of impairment of long-lived assets requires estimates of future operating results and the expected future undiscounted cash flows used to assess the recoverability of these assets. Circumstances with respect to the planned South Carolina manufacturing facility, or other long-lived assets, actual future operating results and the remaining economic lives of our long-lived assets could differ from these estimates. These differences, when they are identified, could result in impairment charges, which may have a material adverse impact on our results of operations.
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
January 31, 2007
(continued)
Revenues from Hemopure sold for clinical use in South Africa will be recognized when sold, in accordance with SAB 104 described above.
Results of Operations
As the Company generates net losses, the key drivers of the losses are cost of revenues, research and development and general and administrative expenses. Inflation and changing prices have not had a significant impact on the revenues or loss from operations in the periods presented below. For the three month periods ended January 31, 2007 and 2006, these items were as follows (in thousands):

	Three Months Ended
	January 31, 2007		January 31, 2006
		Percent of		Percent of
	Amount	Total Costs	Amount	Total Costs
Oxyglobin Product Sales	$444		$341
Hemopure Product Sales	16		4
Research and Development Revenues	134		129
Other Revenues	—		3

Total Revenues	594		477

Cost of Revenues
Oxyglobin	819	11%	698	10%
Hemopure	2,343	30	2,376	34

Total Cost of Revenues	3,162	41	3,074	44
Research and Development	1,915	25	1,474	21
Sales and Marketing
Oxyglobin	19	0	18	0
Hemopure	373	5	154	2

Total Sales and Marketing	392	5	172	2
General and Administrative	2,231	29	2,300	33

Total Costs	$7,700	100%	$7,020	100%
Three months ended January 31, 2007 compared to three months ended January 31, 2006
Total revenues for the first quarter of 2007 were $594,000, including $444,000 from sales of the Company’s veterinary product Oxyglobin and $134,000 from past congressional appropriations administered by the U.S. Army. The Army payments reimburse Biopure for certain trauma development expenses for Hemopure. Total revenues for the same period in 2006 were $477,000, including $341,000 from Oxyglobin sales and $129,000 from Army payments. The payments from the Army vary relative to the amount of reimbursable activity of the Company for development of Hemopure for trauma. Biopure attributes the low level of Hemopure sales in South Africa, which it had anticipated prior to beginning to market, to the high cost of Hemopure compared with allogenic red blood cells (RBCs), when available, the fact that allogenic RBCs are considered safe in South Africa, and the lack of private medical insurer or governmental reimbursement for the product. Oxyglobin revenues increased in the first quarter of fiscal 2007 compared to the same period in 2006 due to higher unit sales and a higher average selling price.
Cost of revenues includes costs of both Oxyglobin and Hemopure. Oxyglobin cost of revenues of $819,000 for the first quarter of fiscal 2007, compared to $698,000 for the same period in 2006, increased because of higher unit sales.
The Company’s major research and development programs and related expenses are as follows:

	Three Months Ended
	January 31, 2007		January 31, 2006
		Percent of		Percent of
In thousands	Amount	Total R&D Costs	Amount	Total R&D Costs
Ischemia Program	$441	23%	$375	25%
Trauma Program	655	34	198	13

BIOPURE CORPORATION
Management's Discussion and Analysis of
Financial Condition and Results of Operations
January 31, 2007
(continued)
Historically, virtually all research and development expenses related to an anticipated surgical anemia indication where Hemopure would be used to eliminate or reduce the need for red blood cell transfusion. Biopure is not currently seeking FDA approval of the biologic license application (BLA) it previously submitted for this indication.
The Company’s primary strategic focus is now the development of Hemopure for ischemia and trauma indications, discussed below.
Both the ischemia and the trauma projects are in early stages (i.e., safety clinical trials and preclinical animal studies). Cumulative ischemia project expenditures of $4.9 million as of January 31, 2007 consist primarily of the costs of preparing and carrying out the Phase 2 clinical trials in Europe. Cumulative trauma expenditures of $4.3 million as of January 31, 2007 consist of costs to conduct preclinical studies and preparation costs primarily associated with protocol design and preparation of the IND application for the proposed NMRC sponsored out-of-hospital trauma trial. Of these trauma expenses, $2.8 million has been reimbursed to date by payments administered by the U.S. Army as described in Note 8 to the condensed consolidated financial statements.
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
Research and development expenses were $1.9 million for the first quarter of fiscal 2007, compared to $1.5 million for the same period in 2006. The increase was primarily due to higher employee-related expenses, including new hires, and to higher spending on trauma and ischemia-related preclinical studies, partially offset by lower outside services expenses.
Sales and marketing expenses increased to $392,000 for the first quarter of fiscal 2007, from $172,000 for the same period in 2006. The increase was due to a charge for Hemopure units to be donated to public hospitals in South Africa to encourage product usage and generate treatment data.
General and administrative expenses decreased to $2.2 million for the first quarter of fiscal 2007, from $2.3 million for the same period in 2006. The decrease was primarily due to lower insurance premiums, partially offset by higher consulting expenses.
Liquidity and Capital Resources
At January 31, 2007, the Company had $17.6 million in cash and cash equivalents, including approximately $16.5 million in net proceeds raised during the quarter through sales of its common stock and warrants. The Company believes this funding will be sufficient to fund operations through August 2007. The Company will require significant additional funding to remain a going concern and to fund operations until such time, if ever, as it becomes profitable. The Company will continue to explore opportunities to raise capital, through sales of equity securities and, if appropriate, to consider strategic collaborations for sharing development and commercialization costs. However, there can be no assurance that adequate additional financing will be available to the Company on terms that it deems acceptable, if at all.
Net cash used in operating activities increased $887,000 in the first three months of 2007 compared to the corresponding period last year primarily due to increased operating expenses in 2007. Cash used in operating activities was $5.4 million for the first three months of fiscal 2007, which included a net loss of $6.9 million, decreased by non-cash charges for depreciation and amortization, inventory writedowns and compensation expense related to the issuance of stock options. Increases in prepaid expenses of $279,000 and deferred revenue of $180,000 also offset the net loss.

BIOPURE CORPORATION
Part I — Financial Information
January 31, 2007
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
January 31, 2007
Item 1. Legal Proceedings
The information in Note 9 to the Condensed Consolidated Financial Statements is incorporated herein by reference.
Item 1A. Risk Factors
     Our future operating results could differ materially from the results described in this report due to the risks and uncertainties related to our business, including those discussed below. Furthermore, these factors represent risks and uncertainties that could cause actual results to differ materially from those implied by forward-looking statements. We refer you to our “Cautionary Statement Regarding Forward-Looking Information” at the beginning of the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this report, which identifies forward-looking statements in this report. These risks and uncertainties are not the only ones we may face. Others that we do not know about now, or that we do not now think are important, may impair our business or the trading price of our securities.
Company Risks
We have a history of losses and expect future losses.
     We have had annual losses from operations since our inception. In the fiscal years ended October 31, 2004, 2005 and 2006, we had losses from operations of $41,832,000, $29,143,000, and $26,927,000 respectively. We had an accumulated deficit of $532,391,000 as of January 31, 2007. We anticipate that we will continue to generate losses for the next several years. Even if Hemopure were to be approved by the FDA or obtain marketing authorization in another major market, we might not be able to achieve profitable operations.
We require significant funding in order to continue to operate.
     We expect that our cash on hand at January 31, 2007 and forecasted sales will fund operations through August 2007. Sufficient funds may not be available to us thereafter or on terms that we deem acceptable, if they are available at all. Our independent registered public accounting firm has modified their report for our fiscal year ended October 31, 2006 with respect to our ability to continue as a going concern. This modification may negatively affect our capital-raising efforts.
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

BIOPURE CORPORATION
Part II — Other Information
January 31, 2007
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
     In the case of the trauma indication, the NMRC has primary responsibility for designing, seeking FDA acceptance of and conducting a clinical trial of Hemopure for out-of-hospital treatment of trauma patients in hemorrhagic shock. In 2005, it proposed a two-stage phase 2/3 clinical trial, which has been on clinical hold. Further, the FDA’s Blood Products Advisory Committee in December 2006 recommended that the trial be redesigned as a Phase 2 trial. The FDA may not approve the redesigned Phase 2 trial. If the FDA ultimately lifts the clinical hold and the RESUS trial, as it may be redesigned, is commenced and concluded, the trial results may not lead to FDA marketing approval for the proposed trauma indication because of trial results or need for an additional trial.
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

BIOPURE CORPORATION
Part II — Other Information
January 31, 2007
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
     In general, we cannot sell Hemopure for any indication unless we receive regulatory approval for that indication. Regulatory authorities generally require a separate marketing approval for each proposed indication for the use of Hemopure. In order to market Hemopure for more than one indication, we will have to design additional clinical trials, submit the trial designs to applicable regulatory authorities for review and complete those trials successfully. If any applicable regulatory authority approves Hemopure for an indication, it may require a label cautioning against the product’s use for indications or classes of patients for which it has not been approved. We may not have funds available to try to exploit Hemopure for all of its potential indications. Our potential revenues will be impaired by limitations on the use of Hemopure.
If the Navy were to abandon its attempt to develop Hemopure for a trauma indication, it would have a serious adverse effect on the Company’s prospects.
     Our current clinical development activities involve the pursuit of two indications: ischemia and trauma. We are pursuing the latter in the U.S. because the NMRC has agreed to be responsible for virtually all aspects of an advanced trauma trial. The FDA has prevented the start of the proposed NMRC trial since June 2005. If the Navy were to decide not to continue to pursue this project, we would not have the benefit of this alliance and would be required to delay indefinitely work on this indication.
If we cannot retain the personnel we need, our costs will rise significantly. If we cannot hire or retain highly qualified people, our operations will suffer.

BIOPURE CORPORATION
Part II — Other Information
January 31, 2007
     We may experience the loss of personnel, including executives and other employees, as a result of attrition, which we have previously experienced. We expect that in the future we will need to recruit and retain personnel for important positions. We may be unable to do so, in particular if we are unable to improve our financial position.
Any litigation matters with which we become involved, may harm our business and financial condition if they result in substantial judgments or settlements that exceed the amount of coverage under our insurance policies, or if such judgments or settlements are not covered by our insurance policies.
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
     To succeed, we must develop Hemopure commercially and sell adequate quantities of Hemopure at a profit. We may not accomplish either of these objectives. To date, we have focused our efforts on developing Hemopure, establishing its safety and efficacy. Uncertainty exists regarding the potential size of any geographic market for Hemopure and the price that we can charge for it. Additionally, the size of the market will be affected by the indication(s) for which Hemopure is approved and will be greatly reduced if reimbursement for the cost of Hemopure is not available from health insurance companies or government programs.
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
If we cannot obtain market acceptance of Hemopure, we will not be able to generate adequate, profitable sales.
     Even if we succeed in obtaining marketing approval for Hemopure, a number of factors may affect future sales of our product. These factors include:
•	whether and how quickly physicians and third party payors accept Hemopure as a cost-effective therapeutic;

•	whether medical care providers or the public accept the use of a bovine-derived protein as a therapeutic in ischemia or any other indication, particularly in light of public perceptions in the U.S., Europe and elsewhere about the risk of “mad cow disease”; and

BIOPURE CORPORATION
Part II — Other Information
January 31, 2007
•	product price, which we believe has been an important factor in South Africa and may be elsewhere.
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
     If Hemopure is approved by the FDA or the European Commission, we will need to construct new manufacturing capacity to develop our business. The increase in our manufacturing capacity is dependent upon our obtaining substantial financing from third parties. Third parties can be expected to be unwilling to commit to finance a new manufacturing facility so long as we do not have regulatory approval to market Hemopure in major markets. We cannot assure that sufficient financing for new manufacturing capacity will be available or, if available, will be on terms that are acceptable to us. After the required significant financing was in place, it would take at least 30 to 36 months from groundbreaking to build a large Hemopure manufacturing facility and to qualify and obtain facility approval from the FDA or European regulatory authorities.
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

BIOPURE CORPORATION
Part II — Other Information
January 31, 2007
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
Our operating results will be adversely affected if we incur product liability claims in excess of our insurance coverage.
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
Replacing our sole- source suppliers for key materials could result in unexpected delays and expenses.
     We obtain some key materials, including membranes and chemicals, and services from sole-source suppliers. All of these materials are commercially available elsewhere. If such materials were no longer available at a reasonable

BIOPURE CORPORATION
Part II — Other Information
January 31, 2007
cost from our existing suppliers, we would need to purchase substitute materials from new suppliers. If we needed to locate a new supplier, the substitute or replacement materials or facilities would need to be tested for equivalency. Such equivalency tests could significantly delay development of a product, delay or limit commercial sales of approved products and cause us to incur additional expense.
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
January 31, 2007
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

BIOPURE CORPORATION
Part II — Other Information
January 31, 2007
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
Investment Risks
The Nasdaq Global Market may cease to list our Class A common stock which may cause the value of an investment in our Company to substantially decrease.
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

BIOPURE CORPORATION
Part II — Other Information
January 31, 2007
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

BIOPURE CORPORATION
Part II — Other Information
January 31, 2007
Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
None
Item 5. Other Information.
Retirement of Director
Dr. Charles A. Sanders advised the Company on March 19, 2007, that he intends to attend the 2007 annual meeting of stockholders to be held April 4, 2007, and is retiring from the board of directors effective immediately after the annual meeting. Dr. Sanders has been a member of the board since 1997. He served as nonexecutive chairman of the board from 2002 until 2006, and since 2006 has been the Company’s lead external director. The Company intends to seek one or more additional board members.
Revised ownership table
The following ownership table is included to correct errors in footnotes six and seven contained in the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders.

	Class A Common Stock
		Percent of Class A
Name of Beneficial Owner	Beneficial Ownership	Common Stock
David N. Judelson (1)	522,992	*
Daniel P. Harrington (2)	360,544	*
C. Everett Koop, M.D. (3)	71,169	*
Guido Neels (4)	50,000	*
Charles A. Sanders, M.D. (5)	121,552	*
Jay B. Pieper (6)	44,667	*
Zafiris Zafirelis (7)	238,332	*
Jane Kober (8)	67,994	*
Francis H. Murphy (9)	60,492	*
Barry L. Scott (10)	33,209	*
Geoffrey J. Filbey (11)	51,483	*
All Officers and Directors as a Group (12)	1,604,996	2.03

*	Less than one percent.

(1)	Mr. Judelson’s shares consist of 430,128 shares and include exercisable warrants to purchase 2,860 shares and options to purchase 90,004 shares, exercisable 60 days from January 26, 2007. Mr. Judelson’s shares do not include 17,633 shares and exercisable warrants to purchase 3,443 shares owned by his wife, as to which he disclaims beneficial ownership.

(2)	Mr. Harrington’s shares include 283,071 shares and exercisable warrants to purchase 6,304 shares owned by HTV Industries, Inc. and 432 shares owned by a family investment group, for which he shares voting and investment power, and options exercisable 60 days from January 26, 2007 to purchase 70,002 shares.

(3)	Dr. Koop’s shares consist of exercisable warrants to purchase 1,167 shares and options exercisable 60 days from January 26, 2007 to purchase 70,002 shares.

(4)	Mr. Neels’ shares include 12,000 shares and options exercisable 60 days from January 26, 2007 to purchase 38,000 shares.

(5)	Dr. Sanders’ shares include options exercisable 60 days from January 26, 2007 to purchase 94,722 shares and exercisable warrants to purchase 1,167 shares.

BIOPURE CORPORATION
Part II — Other Information
January 31, 2007

(6)	Mr. Pieper’s shares include options exercisable 60 days from January 26, 2007 to purchase 41,667 shares.

(7)	Mr. Zafirelis’ shares include options exercisable 60 days from January 26, 2007 to purchase 228,332 shares.

(8)	Ms. Kober’s shares include options exercisable within 60 days of January 26, 2007 to purchase 65,779 shares and 1,667 restricted shares for which she has sole power to vote.

(9)	Mr. Murphy’s shares include options exercisable 60 days from January 26, 2007 to purchase 47,826 shares and 1,333 restricted shares for which Mr. Murphy has sole power to vote.

(10)	Mr. Scott’s shares include options exercisable 60 days from January 26, 2007 to purchase 31,042 shares and 1,167 restricted shares for which Mr. Scott has sole power to vote.

(11)	Mr. Filbey’s shares include options exercisable 60 days from January 26, 2007 to purchase 33,538 shares and 1,167 restricted shares for which Mr. Filbey has sole power to vote.

(12)	Includes options exercisable 60 days from January 26, 2007 to purchase 790,914 shares, exercisable warrants to purchase 11,498 shares and 5,333 restricted shares.
Item 6. Exhibits
The exhibits are listed in the accompanying Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOPURE CORPORATION
Date: March 19, 2007	By:	/s/ Francis H Murphy
Francis H. Murphy
Chief Financial Officer

EXHIBIT INDEX

Exhibits	Description	Location
3 (i)	Restated Certificate of Incorporation of Biopure, as amended	(1)

3 (ii)	By-laws of Biopure, as amended	(2)

4.1	Form of Selling Agent Warrants, dated April 23, 2002	(3)

4.2	Form of Underwriter Warrant, dated March 2003	(4)

4.3	Form of Investor Warrant, dated April 2003	(4)

4.4	Form of Underwriter Warrant, dated April 2003	(4)

4.5	Underwriter Warrant dated, April 16, 2003	(5)

4.6	Form of Investor Warrant, dated May 2, 2003	(4)

4.7	Form of Investor Warrant, dated May 6, 2003	(4)

4.8	Form of Investor Warrant, dated October 17, 2003	(5)

4.9	Form of Investor Warrant, dated February 19, 2004	(5)

4.10	Form of Investor Warrant, dated September 2004	(6)

4.11	Form of Underwriter Warrant, dated September 2004	(6)

4.12	Form of Investor Warrant, dated December 14, 2004	(7)

4.13	Form of Underwriter Warrant, dated December 14, 2004	(7)

4.14	Form of Underwriter Warrants, dated January 10, 2005	(8)

4.15	Form of Consultant Warrant, dated July 29, 2005	(5)

4.16	Form of Underwriter Warrant, dated December 2005	(9)

4.17	Amended Form of Investor Warrant, dated December 27, 2005	(10)

4.18	Amended Form of Underwriter Investor Warrant, dated December 27, 2005	(5)

4.19	Form of Investor Warrant, dated January 2006	(5)

4.20	Form of Underwriter Warrant, dated January 2006	(5)

4.21	Form of Underwriter Investor Warrant, dated January 17, 2006	(10)

4.22	Form of Investor Warrant, dated August 23, 2006	(11)

4.23	Form of Underwriter Warrant, dated August 23, 2006	(11)

4.24	Form of Underwriter Investor Warrant, dated August 23, 2006	(10)

4.25	Form of Investor Warrant, dated December 2006	(12)

4.26	Form of Underwriters’ Investor Warrant, dated December 13, 2006	(12)

4.27	Form of Underwriters’ Warrant, dated December 13, 2006	(12)

10	Bonus Plan

31.1	Certification of Zafiris G. Zafirelis pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Francis H. Murphy pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Zafiris G. Zafirelis pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Francis H. Murphy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed as an exhibit to the Company’s report on Form 10-Q for the quarter ended April 30, 2005, filed June 9, 2005 and incorporated herein by reference thereto.

(2)	Previously filed as an exhibit to the Company’s registration statement on Form S-1/A (File No. 333-78829) and incorporated herein by reference thereto.

(3)	Previously filed as an exhibit to the Company’s report on Form 8-K dated April 26, 2002 and incorporated herein by reference thereto.

(4)	Previously filed as an exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended April 30, 2003, filed June 16, 2003 and incorporated herein by reference thereto.

(5)	Previously filed as an exhibit to the Company’s report on Form 10-K for the year ended October 31, 2005, filed January 17, 2006 and incorporated herein by reference thereto.

(6)	Previously filed as an exhibit to the Company’s report on Form 8-K dated September 10, 2004 and incorporated herein by reference thereto.

(7)	Previously filed as an exhibit to the Company’s report on Form 8-K dated December 9, 2004 and incorporated herein by reference thereto.

(8)	Previously filed as an exhibit to the Company’s report on Form 8-K dated January 5, 2005 and incorporated herein by reference thereto.

(9)	Previously filed as an exhibit to the Company’s report on Form 8-K filed December 21, 2005 and incorporated herein by reference thereto.

(10)	Previously filed as an exhibit to the Company’s report on Form 10-Q for the quarter ended July 31, 2006, filed September 11, 2006 and incorporated herein by reference thereto.

(11)	Previously filed as an exhibit to the Company’s report on Form 8-K dated August 23, 2006 and incorporated herein by reference thereto.

(12)	Previously filed as an exhibit to the Company’s registration statement on Form S-1/A (File No. 333-138049) and incorporated herein by reference thereto.