Form 10-Q
period 2007-04-30
BIOPURE CORP
filed 2007-06-14
CIK 815508

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2007

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
Large accelerated filer ☐                Accelerated filer ☐                 Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The number of shares outstanding of each of the issuer’s classes of common stock as of June 12, 2007 was:

Class A Common Stock, $.01 par value	77,955,124
Class B Common Stock, $1.00 par value	117.7

BIOPURE CORPORATION
     Biopure®, Hemopure®, and Oxyglobin® are registered trademarks of Biopure Corporation.

Part I
Item 1
BIOPURE CORPORATION
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	April 30, 2007	October 31, 2006
Assets:
Current assets:
Cash and cash equivalents	$11,463	$6,576
Accounts receivable, net	61	80
Inventories	2,636	2,850
Other current assets	1,336	1,346

Total current assets	15,496	10,852
Property, plant and equipment, net	20,637	22,175
Other assets	777	805

Total assets	$36,910	$33,832

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$693	$569
Accrued expenses	2,203	3,250
Current portion of deferred revenue	130	190
Current portion of restructuring charges	163	207

Total current liabilities	3,189	4,216
Deferred revenue, net of current portion	1,115	987
Restructuring charges, net of current portion	—	46
Other long-term liabilities	41	41

Total long-term liabilities	1,156	1,074
Commitments and contingencies, Notes 10 & 12
Stockholders’ equity:
Preferred stock, $0.01 par value, 30,000,000 shares authorized, no shares outstanding	—	—
Common stock:
Class A, $0.01 par value, 200,000,000 shares authorized, 77,955,124 shares outstanding at April 30, 2007 and 49,365,125 at October 31, 2006	780	494
Class B, $1.00 par value, 179 shares authorized, 117.7 shares outstanding	—	—
Capital in excess of par value	545,822	529,172
Contributed capital	24,574	24,574
Notes receivable, net of reserve	—	(235)
Accumulated deficit	(538,611)	(525,463)

Total stockholders’ equity	32,565	28,542

Total liabilities and stockholders’ equity	$36,910	$33,832

See accompanying notes

BIOPURE CORPORATION
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	April 30, 2007	April 30, 2006	April 30, 2007	April 30, 2006
Revenues:
Product revenue	$506	$330	$966	$675
Research and development revenue	113	81	247	213

Total revenues	619	411	1,213	888
Cost of product revenues	2,775	3,338	5,937	6,412

Gross loss	(2,156)	(2,927)	(4,724)	(5,524)
Operating expenses:
Research and development	1,864	1,866	3,779	3,340
Sales and marketing	366	155	758	327
General and administrative	2,027	2,287	4,258	4,587

Total operating expenses	4,257	4,308	8,795	8,254

Loss from operations	(6,413)	(7,235)	(13,519)	(13,778)
Other income, net	193	126	371	229

Net loss	$(6,220)	$(7,109)	$(13,148)	$(13,549)

Per share data:
Basic and diluted net loss per common share	$(0.08)	$(0.18)	$(0.18)	$(0.40)

Weighted-average shares used in computing basic and diluted net loss per common share	77,810	39,574	71,184	34,194

See accompanying notes

BIOPURE CORPORATION
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	April 30, 2007	April 30, 2006
Operating activities:
Net loss	$(13,148)	$(13,549)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,666	1,901
Stock-based compensation expense	548	514
Note receivable reserve	235	—
Accretion of restructuring charge	4	18
Loss on disposal of fixed asset	—	43
Inventory writedowns	236	721
Changes in assets and liabilities:
Accounts receivable	19	(2)
Inventories	(22)	(242)
Other current assets	4	371
Accounts payable	124	(131)
Accrued expenses	(1,047)	232
Deferred revenue	68	—
Restructuring charges	(94)	(107)

Net cash used in operating activities	(11,407)	(10,231)
Investing activities:
Purchases of property, plant and equipment	(114)	(106)
Disposals of equipment	20	—

Net cash used in investing activities	(94)	(106)
Financing activities:
Net proceeds from sale of common stock and warrants	16,388	9,116
Proceeds from the exercise of warrants	—	2,120

Net cash provided by financing activities	16,388	11,236
Net increase in cash and cash equivalents	4,887	899
Cash and cash equivalents at beginning of period	6,576	10,542

Cash and cash equivalents at end of period	$11,463	$11,441

Supplemental disclosure of cash flow information:
Fair value of warrants issued in conjunction with sales of common stock	$7,264	$8,263

See accompanying notes

BIOPURE CORPORATION
Notes to Condensed Consolidated Financial Statements
April 30, 2007
(Unaudited)
1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended April 30, 2007 are not necessarily indicative of the results that may be expected for the year ending October 31, 2007; however, the Company expects to incur a substantial loss for the year ending October 31, 2007.

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

The Company has financed operations from inception primarily through sales of equity securities and development and license agreement payments. The Company has not been profitable since inception and had an accumulated deficit of $538.6 million at April 30, 2007. As of April 30, 2007, the Company had $11.5 million in cash and cash equivalents. The Company expects this funding to be sufficient to fund operations into October 2007 under the current operating plan. The Company will require significant additional funding to remain a going concern and to fund operations until such time, if ever, as it becomes profitable. The Company intends to seek additional capital through sales of equity securities and, if appropriate, to consider strategic collaborations for sharing development and commercialization costs. However, there can be no assurance that adequate additional financing will be available to the Company on terms that it deems acceptable, if at all. Furthermore, the Company may not continue to qualify for continued listing on the Nasdaq Capital Market. If that occurs, the Company’s ability to raise funds will be adversely affected.

In the accompanying condensed consolidated balance sheet as of October 31, 2006, $231,000 has been reclassified from property, plant and equipment, net, to other current assets to conform to the current period’s presentation. See Note 9 for additional information.

Comprehensive loss approximated net loss for all periods presented.

2.	Net Loss per Share

Basic net loss per common share is computed based on the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is computed based upon the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of the Company’s common stock equivalents, including the maximum number of shares issuable upon the conversion of class B common stock outstanding and the exercise of common stock options and warrants. The dilutive effect of stock options and warrants is determined based on the treasury stock method using the average market price of the class A common stock for the period. However, basic and diluted net loss per common share are presented as the same for all periods presented, as the Company had losses for all periods presented, so the effect of class B common stock, options and warrants is anti-dilutive. Consequently, dilutive weighted average shares outstanding do not include 60,205,738 potential common-equivalent shares for the three and six months ended April 30, 2007 and 20,125,594 potential common-equivalent shares for the three and six months ended April 30, 2006, as their effect would have been anti-dilutive.

BIOPURE CORPORATION
Notes to Condensed Consolidated Financial Statements
April 30, 2007
(Unaudited)
(continued)
3.	Capital Stock

During the six months ended April 30, 2007 the Company issued 240,000 shares of class A common stock to a consultant. Accordingly, the Company recorded a one-time, non-cash expense of $139,000, included in general and administrative expense in the attached condensed consolidated statement of operations, representing the grant date fair value of the shares.

4.	Stock Based Compensation

As of April 30, 2007, the Company had one share-based compensation plan, the Biopure Corporation 2002 Omnibus Securities and Incentive Plan (the Plan). The Plan is shareholder approved and permits the grant of stock or stock options to the Company’s employees, consultants and directors. The Plan has 4.37 million shares of common stock authorized. Employee option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Options vest at the times specified in the option grants, generally over periods of up to four years. Most options granted have a 10-year term and expire if not exercised within ten years of the date of grant. Shares issued upon exercise of options are generally issued from new shares of the Company.

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

	Three Months Ended		Six Months Ended
	April 30,	April 30,	April 30,	April 30,
	2007	2006	2007	2006
Weighted average risk-free interest rate	4.58%	4.78%	4.58%	4.70%
Expected volatility	85%	85%	85%	85%
Expected lives (years)	5.42	5.42	5.42	5.42
Expected dividend yield	—	—	—	—
During the first six months of fiscal 2007 and 2006, approximately 1.3 million and 152,000 options, respectively, were

BIOPURE CORPORATION
Notes to Condensed Consolidated Financial Statements
April 30, 2007
(Unaudited)
(continued)
granted with a weighted average grant-date fair value of $0.39 and $0.93 per share, respectively.

As of April 30, 2007, there was $1.4 million of unrecognized compensation expense, net of forfeitures, related to non-vested market-based share awards which is expected to be recognized over a weighted-average period of 2.57 years.

During the first six months of fiscal 2007 and 2006, there were no options exercised. The total fair value of shares vested during fiscal 2007 and 2006 were $68,000 and $126,000, respectively.

5.	Inventories

Inventories are valued at the lower of cost (determined using the first-in, first-out method) or market. Inventories were as follows at the following dates:

In thousands	April 30, 2007	October 31, 2006
Raw materials	$660	$535
Work-in-process	263	343
Finished goods-Oxyglobin	1,256	1,160
Finished goods-Hemopure	457	812

	$2,636	$2,850

The inventory of Hemopure [hemoglobin glutamer – 250 (bovine)] finished goods represents those units the Company expects to sell in South Africa or those units to be used in preclinical or clinical trials conducted by or on behalf of the U.S. Naval Medical Research Center (NMRC), for which the Company is reimbursed. Each quarter the Company reviews the inventory of Hemopure finished goods and, if necessary, writes off any units beyond those forecast for these purposes. There was a $721,000 write-down of inventory in the second fiscal quarter of 2006 and no such write off during the second fiscal quarter of 2007. If the Company continues to experience a lack of or extremely limited sales in South Africa or further delays in the use of Hemopure by the NMRC, it expects to write off additional units in the future.

6.	Accrued Expenses

Accrued expenses were as follows at the following dates:

In thousands	April 30, 2007	October 31, 2006
Accrued payroll and related employee expenses	$613	$198
Financing fees	537	537
Accrued severance	—	568
Accrued legal and audit fees	156	1,054
Accrued vacation	269	300
Other	628	593

	$2,203	$3,250

Accrued severance at October 31, 2006 included costs related to the resignation, in fiscal 2005, of the Company’s Chief Technology Officer. At October 31, 2006, the Company had an accrual of $568,000, representing the amount owed to him in accordance with his employment agreement. During the first six months of fiscal 2007, the Company paid $175,000 of this amount. Because the Company is no longer obligated to pay the remaining $393,000 due to a breach of agreement, it has removed this amount from accrued expenses in the accompanying condensed consolidated balance sheet.

7.	Note Receivable from Shareholder

During the second quarter of fiscal 2007 the Company reserved for a $235,000 note receivable from its former Chief Technology Officer. The principal on this note, included in stockholders’ equity as note receivable in the accompanying condensed consolidated financial statements, is due on July 31, 2007. The Company intends to

BIOPURE CORPORATION
Notes to Condensed Consolidated Financial Statements
April 30, 2007
(Unaudited)
(continued)
pursue payment of this note. However, during the quarter the Company determined that collecting payment on this note can not reasonably be assured and that a reserve is appropriate. The Company charged general and administrative expense by $235,000 and established the reserve, which is offsetting the note receivable within stockholders’ equity in the accompanying condensed consolidated financial statements.

8.	Restructuring

During the first quarter of fiscal 2005, the Company vacated leased office space and sublet it for a period of 38 months, ending in February 2008. The Company accounted for the transaction in accordance with FAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” These costs of $697,000 were included in general and administrative expense in the consolidated statement of operations during fiscal 2005, and the remaining obligation, to be paid monthly through February 2008, is accrued in the current portion of restructuring charges on the condensed consolidated balance sheet at April 30, 2007.

The following table shows the restructuring activity and liability balances (in thousands):

Balance at October 31, 2006	$253
Payments	(94)
Accretion of liability	4

Balance at April 30, 2007	$163

9.	Other Current Assets

During fiscal 2006, management identified certain manufacturing equipment that the Company was not using and did not expect to be able to use in the future, resulting in a decision by management to pursue selling this equipment. Early in fiscal 2007 the Company determined that the plan of sale criteria in FASB Statement No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” had been met and the Company believes that the equipment will be sold no later than early fiscal 2008. Accordingly, the carrying value of the manufacturing equipment of $225,000 has been recorded separately within other current assets on the Company’s condensed consolidated balance sheets as of April 30, 2007. The carrying amount was determined based on quoted market prices for similar assets, less continuing depreciation expense through the date that the plan of sale criteria were met, as discussed above. The Company reclassified the value of this equipment, $231,000 as of October 31, 2006, to other current assets within the Company’s condensed consolidated balance sheets for comparative purposes in accordance with FAS 144. The Company has not recognized any gains or losses during the quarter ended April 30, 2007 related to this asset.

10.	Commitments and Contingencies

Research Agreement(1)

In 2003, the Company entered into a Cooperative Research and Development Agreement (CRADA) with the NMRC. Under the CRADA, as amended, the NMRC has primary responsibility for designing, seeking U.S. Food and Drug Administration (FDA) acceptance of, and conducting a planned Phase 2/3 clinical trial of Hemopure in trauma patients with severe hemorrhagic shock (acute blood loss) in the out-of-hospital setting. The clinical development plan is being changed so that there is expected to be a separate Phase 2 trial. The

(1)	The content of this document does not necessarily reflect the position or the policy of the U.S. Government or the Department of Defense, and no official endorsement should be inferred of the Navy – Biopure collaborative clinical development program for Hemopure in trauma is contingent upon funding.

BIOPURE CORPORATION
Notes to Condensed Consolidated Financial Statements
April 30, 2007
(Unaudited)
(continued)
Company believes that all or most of its costs for developing a trauma indication could be covered by government funding. To date, the U.S. Congress has appropriated a total of $22.5 million to the Department of Defense ($16 million to the Navy, $6.5 million to the Army) for the development of Hemopure in potential civilian and military trauma applications,(2) of which approximately $1.6 million has been reverted due to delays in initiating the RESUS clinical trial. The funding is being used for the Navy’s proposed clinical trial and has supported preclinical studies of the product in animal models of hemorrhagic shock (acute blood loss), including those that mimic military trauma scenarios. If there are additional delays in the start of the proposed clinical trial, additional funds could be reverted in the future. As part of the CRADA the NMRC paid approximately $1.2 million for future inventory purchases, recorded in the accompanying consolidated balance sheet as deferred revenue. If the NMRC were to decide not to continue to pursue the RESUS project described in the CRADA, the Company could be required to return the $1.2 million.

11.	Recently Issued Accounting Standards

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007, or fiscal 2009 for the Company. The Company is currently assessing the impact of SFAS 159 on its consolidated financial statements.

12.	Litigation

Biopure, two outside directors (one a former director), its former chief executive officer, former chief technology officer, former chief financial officer and former senior vice president of regulatory affairs were named as defendants in a number of purported class action complaints, filed between December 30, 2003 and January 28, 2004, in the United States District Court for the District of Massachusetts (the “District Court”) by alleged purchasers of the Company’s common stock. Those complaints were consolidated in a single action, in regards to Biopure Corporation Securities Litigation. The consolidated matter has since been settled and the District Court entered an Order of Preliminary Approval of the settlement on May 23, 2007. A fairness hearing is scheduled for September 24, 2007 for final approval. Under the terms of the settlement , all claims are to be dismissed with prejudice and there is no financial effect on the Company or any of the individual defendants.

The seven members of the Company’s Board of Directors during the period March through December 2003 and certain officers during that period were named as defendants in two stockholder derivative actions filed on January 26, 2004 and January 29, 2004 in the District Court. A consolidated, amended complaint was filed in regard to Biopure Corporation Derivative Litigation. Biopure is named as a defendant, even though in a derivative action any award is for the benefit of the Company, not individual stockholders. The consolidated, amended complaint alleges that the individual directors and officers breached fiduciary duties in connection with disclosures concerning regulatory and clinical events. The complaint does not specify an amount of alleged damages. The Company appointed two disinterested directors as a special litigation committee to determine whether or not the Company should pursue this action. The special litigation committee conducted its investigation and determined the Company should not pursue the action. No amounts have been accrued to date with regard to this litigation and a similar claim in the Trial Court of Middlesex County. The Company believes these cases are without merit.

(2)	$5,102,306 is from Grant DAMD17-02-1-0697. The U.S. Army Medical Research Acquisition Activity, 820 Chandler Street, Fort Detrick MD 21702-5014 is the awarding and administering acquisition office.

BIOPURE CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
April 30, 2007
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement Regarding Forward-Looking Information
The following discussion of the Company’s financial condition and results of operations includes forward-looking statements. These forward-looking statements include, without limitation, statements about the clinical development program, market opportunity, strategies, competition, expected activities as the Company pursues its business plan, and the adequacy of its available cash resources. Forward-looking statements include those that imply that the Company will be able to manage its expenses effectively and raise the funds needed to continue its business, or that the Company will be able to stabilize and enhance its financial position, that the Company will be able to commercially develop Hemopure, that in pursuing cardiovascular and trauma indications the Company will be able to address pending safety and other questions of the U.S. Food and Drug Administration (FDA), that the U.S. Naval Medical Research Center (NMRC) may conduct a clinical trial in the out-of-hospital setting, that the Company will be able to obtain regulatory approval for the marketing and sale of Hemopure in the United Kingdom, the United States or the European Union, that anticipated milestones will be met in the expected timetable or at all, that any preclinical or clinical trials will be successful, that Hemopure, if it receives regulatory approval, will attain market acceptance and be manufactured and sold in amounts to attain profitability and that the Company will be able to successfully increase its manufacturing capacity for Hemopure if it receives regulatory approval. Forward-looking statements are usually accompanied by words such as “believe,” “anticipate,” “plan,” “seek,” “expect,” “intend” and similar expressions. The forward-looking information is based on various factors and was derived using numerous assumptions and judgments.
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
April 30, 2007
(continued)
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
Ischemia
Biopure is conducting pilot clinical trials of Hemopure in Europe and South Africa to assess the product’s safety and feasibility in ischemia applications, such as cardiac surgery, wound healing and acute coronary ischemia (e.g., heart attack). The primary goal of these pilot trials is to provide preliminary data to support advanced trials in ischemia patients. In contrast to previous trials where Hemopure was administered as a red blood cell replacement, in these pilot ischemia trials Hemopure is being administered as an oxygen-carrying drug. The trials are:
•	A 60-patient Phase 2 clinical trial to assess the safety and feasibility of Hemopure in reducing heart damage and enhancing tissue preservation in patients undergoing multi-vessel coronary artery bypass graft (CABG) surgery. The trial has enrolled a total of 28 patients to date.

•	A 100-patient Phase 2 clinical trial to assess the safety and feasibility of Hemopure in increasing the incidence of complete wound healing and reducing the incidence of subsequent amputations in patients with severe peripheral vascular disease who are undergoing limb amputation below or through the knee joint. This trial has enrolled 13 patients to date.

•	A trial design, for an 8-patient study in patients with multi-vessel coronary artery disease who are undergoing percutaneous coronary intervention, has enrolled two patients. The protocol for this trial is being amended. The Company has stopped enrollment pending receipt of hospital approval for the amendment.
The Company is also designing protocols for potential Phase 2 and Phase 3 trials of Hemopure in heart attack patients. In addition it has met with the FDA to discuss the possible submission of an investigational new drug, or IND, application to conduct a cardiogenic shock trial in the U.S.
Trauma
The Company is working under a cooperative research and development agreement (CRADA) with the U.S. Naval Medical Research Center (NMRC) to develop Hemopure for use in trauma patients in out-of-hospital settings (for example, at accident scenes, in ambulances or on battlefields). In June 2005, the NMRC submitted an IND application to the FDA for a clinical trial called RESUS (Restore Effective Survival in Shock). The application, which the FDA placed on clinical hold in July 2005, proposed a government-funded, NMRC-sponsored, 1,100-patient Phase 2b/3 clinical trial to assess the safety and efficacy of out-of-hospital administration of Hemopure in reducing morbidity and mortality in severely injured patients experiencing hemorrhagic shock (acute blood loss). Under the CRADA, NMRC has primary responsibility for developing, seeking FDA acceptance of and conducting

BIOPURE CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
April 30, 2007
(continued)
the RESUS trial. On December 14, 2006, NMRC and Biopure presented at a meeting of the FDA’s Blood Products Advisory Committee (BPAC) regarding RESUS. At the meeting, the BPAC recommended against proceeding with the Phase 2b/3 RESUS trial as proposed but committee members suggested that RESUS be modified as a smaller, pre-hospital, Phase 2 trial.
The Navy and the Company are continuing to work with the FDA regarding protocol revisions that might enable RESUS to proceed as a Phase 2 trial. The process is made difficult by the fact that, because of the condition of trauma patients in emergency situations, most would not be able to give informed consent to participation in the trial.
Surgical Anemia Marketing Application
In July 2006, Biopure submitted an application to the United Kingdom’s Medicines and Healthcare Products Regulatory Agency (MHRA) seeking authorization to market Hemopure in the U.K. for the treatment of acutely anemic adult orthopedic surgery patients under 80 years of age. The Company received a provisional opinion letter, containing questions about the application, in December 2006. During the second fiscal quarter of 2007, the Company met with U.K. regulatory assessors to discuss the application, including a modification of the proposed indication for use when suitable blood is not available, and continued preparing the next submission responding to the provisional opinion letter from the U.K. Commission on Human Medicines. The timing of the next submission is likely to be at the end of the summer. Based on our preliminary understanding of the possible market size in the U.K., we do not expect an approval for the proposed indication, if granted, to result in sufficient near-term sales to make us profitable. If a marketing authorization were granted in the U.K., we would have the option to seek registration of Hemopure for the same indication in other member states in the European Economic Area.
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
Inventories
Inventories are stated at the lower of cost (determined using the first-in, first-out method) or market. Inventories consist of raw material, work-in-process and Hemopure and Oxyglobin finished goods. Inventories are reviewed periodically to identify expired units and units with a remaining life too short to be commercially viable based on projected sales activity, including sales of Hemopure in the proposed RESUS clinical trials. Inventories are also subject to internal quality compliance investigations. Inventory that falls into these categories is written off. The inventory of Hemopure finished goods represents the units the Company expects to sell in South Africa or use in preclinical and clinical studies where payment is received for the trial material. The Company has been and expects

BIOPURE CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
April 30, 2007
(continued)
to continue to be reimbursed for the cost of units to be used in a proposed trauma trial to be conducted by or on behalf of the NMRC. Any units expected to be consumed by the Company in its own preclinical or clinical trials are expensed to research and development when manufactured. If the Company continues to experience a lack of or extremely limited sales in South Africa or further delays in the use of Hemopure by the NMRC, it expects to write off additional units in the future.
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
The Company’s investments in property and equipment, such as new facility construction and the asset related to the expenditures for a planned manufacturing facility in South Carolina, carried at $11.4 million, net of depreciation, at the end of the current quarter and included in property, plant and equipment in the accompanying condensed consolidated balance sheet, are the principal long-lived assets that we review for impairment. Quarterly, the Company considers whether or not there were indicators of impairment of its long-lived assets that arose during the quarter subsequent to the last review. For the quarter ended April 30, 2007, the Company has determined that no such impairment indicators have arisen. Evaluation of impairment of long-lived assets requires estimates of future operating results and the expected future undiscounted cash flows used to assess the recoverability of these assets. Circumstances with respect to the planned South Carolina manufacturing facility, or other long-lived assets, actual future operating results and the remaining economic lives of our long-lived assets could differ from these estimates. These differences, when they are identified, could result in impairment charges, which may have a material adverse impact on our results of operations.
Revenue Recognition
The Company recognizes revenue from sales of Hemopure and Oxyglobin in accordance with Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” whereby sales are recorded upon shipment, provided that there is evidence of a final arrangement, there are no uncertainties surrounding acceptance, title has passed, collectibility is probable and the price is fixed or determinable. Hemopure marketing in South Africa is directed toward institutions. Revenues from Hemopure sold for clinical use in South Africa are recognized when sold, in accordance with SAB 104 described above. The Company sells Oxyglobin directly to veterinarians in the United States. The Company sells Oxyglobin to a distributor in the United Kingdom for resale in the European Union. Collectibility is reasonably assured once pricing arrangements are established, as these agreements establish the distributor’s intent to pay. The Company’s customers do not have a right to return product. The Company monitors creditworthiness on a regular basis and believes collectibility of product revenues is reasonably assured at the time of sale. The Company recognizes expenses to be reimbursed by the U.S. military as incurred and gross versus net in accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-19, “Reporting Revenue as a Principal Versus Net as an Agent.” Amounts received for future inventory purchases, recorded as deferred revenue, will be recognized upon shipment.

BIOPURE CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
April 30, 2007
(continued)
Results of Operations
As the Company generates net losses, the key drivers of the losses are cost of revenues, research and development and general and administrative expenses. Inflation and changing prices have not had a significant impact on the revenues or loss from operations in the periods presented below. For the three and six month periods ended April 30, 2007 and 2006, these items were as follows (dollars in thousands):

	Three Months Ended				Six Months Ended
	April 30, 2007		April 30, 2006		April 30, 2007		April 30, 2006
		Percent of		Percent of		Percent of		Percent of
	Amount	Total Costs	Amount	Total Costs	Amount	Total Costs	Amount	Total Costs
Oxyglobin Product Sales	$500		$327		$944		$668
Hemopure Product Sales	6		3		22		7
Research and Development Revenues	113		81		247		210
Other Revenues	—		—		—		3

Total Revenues	619		411		1,213		888
Cost of Revenues
Oxyglobin	643	9%	717	9%	1,462	10%	1,415	10%
Hemopure	2,132	30%	2,621	35%	4,475	30%	4,997	34%

Total Cost of Revenues	2,775	39%	3,338	44%	5,937	40%	6,412	44%
Research and Development	1,864	27%	1,866	24%	3,779	26%	3,340	23%
Sales and Marketing Oxyglobin	21	0%	23	0%	40	0%	41	0%
Hemopure	345	5%	132	2%	718	5%	286	2%

Total Sales and Marketing	366	5%	155	2%	758	5%	327	2%
General and Administrative	2,027	29%	2,287	30%	4,258	29%	4,587	31%

Total Costs	$7,032	100%	$7,646	100%	$14,732	100%	$14,666	100%
Three months ended April 30, 2007 compared to three months ended April 30, 2006
Total revenues for the second quarter of 2007 were $619,000, including $500,000 from sales of Oxyglobin and $113,000 from past Congressional appropriations administered by the U.S. Army. The Army payments reimburse Biopure for certain trauma development expenses for Hemopure. Total revenues for the same period in 2006 were $411,000, including $327,000 from Oxyglobin sales and $81,000 from Army payments. The payments from the Army vary relative to the amount of reimbursable activity of the Company for development of Hemopure for trauma. Biopure attributes the low level of Hemopure sales in South Africa, which it had anticipated prior to beginning to market, to the high cost of Hemopure compared with allogenic red blood cells (RBCs), when available, the fact that allogenic RBCs are considered safe in South Africa, the lack of private medical insurer or governmental reimbursement for the product and marketing challenges. Oxyglobin revenues increased in the second quarter of fiscal 2007 compared to the same period in fiscal 2006 due to higher unit sales and a higher average selling price.
Cost of revenues includes costs of both Oxyglobin and Hemopure. Cost of revenues was $2.8 million for the second quarter of fiscal 2007, compared to $3.3 million for the same period in 2006. This decrease is largely due to a $721,000 write-down of inventory in fiscal 2006 due to delays in the projected start date of the U.S. Navy’s proposed RESUS clinical trial and a reduction in the sales forecast in South Africa. There has been no comparable expense in fiscal 2007.
The Company’s major research and development programs and related expenses are as follows (dollars in thousands):

	Three Months Ended
	April 30, 2007		April 30, 2006
		Percent of		Percent of
	Amount	Total R&D Costs	Amount	Total R&D Costs
Ischemia Program	$798	43%	$537	29%
Trauma Program	489	26	223	12

BIOPURE CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
April 30, 2007
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
Both the ischemia and the trauma projects are in early stages (i.e., safety clinical trials and preclinical animal studies). Cumulative ischemia project expenditures of $5.7 million as of April 30, 2007 consist primarily of the costs of preparing and carrying out Phase 2 clinical trials in Europe. Cumulative trauma expenditures of $4.7 million as of April 30, 2007 consist of costs to conduct preclinical studies and preparation costs primarily associated with protocol design and preparation of the IND application for the proposed NMRC sponsored out-of-hospital trauma trial. Of these trauma expenses, $2.9 million has been reimbursed to date by payments administered by the U.S. Army as described in Note 10 to the condensed consolidated financial statements.
Regulatory agency requirements for additional clinical trials and any further preclinical studies that might be necessary for either an ischemia indication or for use in trauma patients cannot be estimated at this time. The risks and uncertainties associated with the early stage of planning and execution of the ischemia and trauma clinical development programs include, among other things, uncertainties about results that at any time could require us to abandon or greatly modify either project. Accordingly, the Company cannot estimate the period in which material net cash inflows for either of these two projects might commence, if ever, and it does not expect to obtain marketing approval of a potential ischemia indication or trauma indication for several years.
Research and development expenses were $1.9 million for the second quarters of fiscal 2007 and 2006. Salary expense was higher during the second quarter of fiscal 2007 due to increased headcount compared to the same period in fiscal 2006. Spending on preclinical studies increased during the second quarter of fiscal 2007 compared to the same period in fiscal 2006, offset by decreases in outside services expenses.
Sales and marketing expenses increased to $366,000 for the second quarter of fiscal 2007, from $155,000 for the same period in 2006. The increase is due to expenses related to a U.K. medical advisory board meeting for Hemopure.
General and administrative expenses were $2.0 million for the second quarter of fiscal 2007 compared to $2.3 million for the corresponding period in fiscal 2006, due mostly to lower insurance premiums and consulting expenses.
Six months ended April 30, 2007 compared to six months ended April 30, 2006
Total revenues for the first six months of fiscal 2007 were $1.2 million, including $944,000 from sales of Oxyglobin and $247,000 from past congressional appropriations. Total revenues for the same period in fiscal 2006 were $888,000, including $668,000 from Oxyglobin sales and $213,000 from Army payments. Oxyglobin revenues increased due to increased unit sales and a higher average selling price.
Cost of revenues decreased to $5.9 million for the first six months of fiscal 2007, from $6.4 million for the same period in fiscal 2006. Cost of revenues includes costs of both Oxyglobin and Hemopure. Hemopure cost of revenues, consisting primarily of the allocation of unabsorbed fixed manufacturing costs, was $4.5 million for the first six months of fiscal 2007 compared to $5.0 million during the same period in fiscal 2006. This decrease is mostly due to a $485,000 reduction in inventory write-downs, explained above, during the first six months of 2007 compared to the same period in fiscal 2006.
A breakdown of the Company’s research and development expenses by major activity is as follows (dollars in thousands):

BIOPURE CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
April 30, 2007
(continued)

	Six Months Ended
	April 30, 2007		April 30, 2006
		Percent of		Percent of
	Amount	Total R&D Costs	Amount	Total R&D Costs
Ischemia Program	$1,239	33%	$912	27%
Trauma Program	1,144	30	421	13
Research and development expenses were $3.8 million for the first six months of fiscal 2007, compared to $3.3 million for the corresponding period in 2006. The increase was primarily due to higher expenses for salaries and preclinical animal studies compared to the comparable period of fiscal 2006, partially offset by lower outside services expense.
Sales and marketing expenses increased to $758,000 during the first six months of fiscal 2007 compared to $327,000 during the corresponding period in fiscal 2006. The increase in fiscal 2007 is attributable to expenses of $190,000 related to a U.K. advisory board meeting for Hemopure, a $158,000 charge for Hemopure units donated to public hospitals in South Africa to encourage product usage and generate treatment data and to $59,000 for market research for Hemopure in the U.K.
General and administrative expenses were $4.3 million for the first six months of fiscal 2007, compared to $4.6 million for the same period in fiscal 2006. The decrease is due to a $297,000 reduction in insurance premiums compared to fiscal 2006 and to a credit of $393,000 relating to the removal of the severance accrual as discussed in Note 6 to the condensed consolidated financial statements. These were partially offset by a charge of $235,000 for the establishment of a reserve against a note receivable, as discussed in Note 7 to the condensed consolidated financial statements, and to a $141,000 increase in consulting expense.
Liquidity and Capital Resources
At April 30, 2007, the Company had $11.5 million in cash and cash equivalents. The Company believes this funding will be sufficient to fund operations into October 2007. The Company will require significant additional funding to remain a going concern and to fund operations until such time, if ever, as it becomes profitable. The Company will continue to explore opportunities to raise capital, through sales of equity securities and, if appropriate, to consider strategic collaborations for sharing development and commercialization costs. However, there can be no assurance that adequate additional financing will be available to the Company on terms that it deems acceptable, if at all.
Net cash used in operating activities increased $1.2 million in the first six months of fiscal 2007 compared to the corresponding period in fiscal 2006. Cash used in operating activities was $11.4 million for the first six months of fiscal 2007, which included a net loss of $13.1 million, decreased by compensation expense related to the issuance of stock options, non-cash charges for depreciation and amortization, inventory write-downs and reserve for bad debt. Accrued expenses consumed $1.0 million during the first six months of fiscal 2007 largely due to the payment, in fiscal 2007, of non-recurring expense accrued in fiscal 2006.
Cash provided by financing activities includes approximately $16.4 million in net proceeds raised during the first six months of fiscal 2007 through sales of its common stock and warrants.

BIOPURE CORPORATION
Part I — Financial Information
April 30, 2007
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

BIOPURE CORPORATION
Part II — Other Information
April 30, 2007
Item 1. Legal Proceedings
The information in Note 12 to the Condensed Consolidated Financial Statements is incorporated herein by reference.
Item 1A. Risk Factors
     Our future operating results could differ materially from the results described in this report due to the risks and uncertainties related to our business, including those discussed below. Furthermore, these factors represent risks and uncertainties that could cause actual results to differ materially from those implied by forward-looking statements. We refer you to our Cautionary Statement Regarding Forward-Looking Information at the beginning of the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this report, which identifies forward-looking statements in this report. These risks and uncertainties are not the only ones we may face. Others that we do not know about now, or that we do not now think are important, may impair our business or the trading price of our securities.
Company Risks
We have a history of losses and expect future losses.
     We have had annual losses from operations since our inception. In the fiscal years ended October 31, 2004, 2005 and 2006, we had losses from operations of $41.8 million, $29.1 million, and $26.9 million, respectively. We had an accumulated deficit of $538.6 million as of April 30, 2007. We anticipate that we will continue to generate losses for the next several years. Even if Hemopure were to be approved by the FDA or obtain marketing authorization in another major market, we might not be able to achieve profitable operations.
We could fail to remain a going concern.
     We expect that our cash on hand at April 30, 2007 and forecasted sales will fund operations into October 2007. Sufficient funds may not be available to us thereafter or on terms that we deem acceptable, if they are available at all. Our independent registered public accounting firm has modified their report for our fiscal year ended October 31, 2006 with respect to our ability to continue as a going concern.
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
     We are required under the Nasdaq Marketplace Rules to obtain stockholder approval for any issuance of additional equity securities that would comprise more than 20% of our total shares of common stock outstanding before the issuance of the securities at a discount to the greater of book or market value in an offering that is not deemed to be a “public offering” by Nasdaq. If we remain listed on Nasdaq, funding of our operations in the future may require stockholder approval for purposes of complying with the Nasdaq Marketplace Rules. We could require such approval to raise additional funds, but might not be successful in obtaining any such required stockholder approval. If we remain listed on Nasdaq and we fail to obtain approval prior to a financing for which the Nasdaq believes we need stockholder approval, we may be delisted.

BIOPURE CORPORATION
Part II — Other Information
April 30, 2007
Failure to raise sufficient additional funds will significantly impair or possibly cause us to cease the development, manufacture and sale of our products and our ability to operate.
     The development and regulatory processes for seeking and obtaining regulatory approval to market Hemopure in the U.S. and the European Union have been and will continue to be costly. We will require substantial working capital to develop, manufacture and sell Hemopure and to finance our operations until such time, if ever, as we can generate positive cash flow. If Hemopure is approved for sale in the U.S. or the European Union, we expect that we will need to increase our manufacturing capacity, for which we will require significant additional funding. If additional financing is not available when needed or is not available on acceptable terms, we may be unable to successfully develop or commercialize Hemopure or to continue to operate. A sustained period in which financing is not available could force us to go out of business. If the U.S. Navy does not continue its development of Hemopure for a trauma indication, we will likely cease development of Hemopure for that indication because of limited resources,.
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
     In the case of the trauma indication, the NMRC has primary responsibility for designing, seeking FDA acceptance of and conducting a clinical trial of Hemopure for out-of-hospital treatment of trauma patients in hemorrhagic shock. In 2005, it proposed a two-stage phase 2b/3 clinical trial, which has been on clinical hold. Further, the FDA’s Blood Products Advisory Committee in December 2006 recommended that the trial be redesigned as a Phase 2 trial. The FDA may not approve the redesigned Phase 2 trial. If the FDA ultimately lifts the clinical hold and the RESUS trial, as it may be redesigned, is commenced and concluded, the trial results may not lead to FDA marketing approval for the proposed trauma indication because of trial results or need for an additional trial.
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
April 30, 2007
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
April 30, 2007
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

BIOPURE CORPORATION
Part II — Other Information
April 30, 2007
The manufacturing process for Hemopure is complicated and time-consuming, and we may experience problems that would limit our ability to manufacture and sell Hemopure.
     Our products are biologic drugs and require product manufacturing steps that are more complicated, time consuming and costly than those required for most chemical drugs. Accordingly, we utilize multiple devices to control the manufacturing processes. Minor deviations in these manufacturing processes or other problems could result in unacceptable changes in the products that result in lot failures, increased production scrap, shipment delays, product recalls or product liability, all of which could negatively affect our results of operations.
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

BIOPURE CORPORATION
Part II — Other Information
April 30, 2007
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

BIOPURE CORPORATION
Part II — Other Information
April 30, 2007
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
     As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report of management on a company’s internal controls over financial reporting in their annual reports on Form 10-K that contains an assessment by management of the effectiveness of the company’s internal controls over financial reporting. In addition, the independent registered public accounting firm auditing a company’s financial statements must attest to and report on the effectiveness of the company’s internal controls over financial reporting. We have determined that we are not an “accelerated filer” and consequently Section 404 requirements did not apply to us for our 2006 annual report on Form 10-K. Nevertheless, if our independent registered public accounting firm does not provide us with an unqualified report as to the effectiveness of our internal controls over financial reporting for one or more future year-ends, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our securities.
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

BIOPURE CORPORATION
Part II — Other Information
April 30, 2007
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
Investment Risks
The Nasdaq Capital Market may cease to list our Class A common stock which may cause the value of an

BIOPURE CORPORATION
Part II — Other Information
April 30, 2007
investment in our Company to substantially decrease.
     We may be unable to meet the listing requirements of the Nasdaq Capital Market in the future. To maintain our listing, we are required, among other things, to maintain a daily closing bid price per share of $1.00. On October 18, 2006, we received notice from the Nasdaq Stock Market that the closing bid price of our Class A common stock had fallen below and remained below $1.00 for 30 consecutive business days. As a result, we are out of compliance with the $1.00 minimum bid price requirement for continued inclusion of our Class A common stock in the Nasdaq Global Market. Under Nasdaq rules, we have until October 13, 2007 to regain compliance by having the bid price of our Class A common stock close at $1.00 per share or more for at least 10 consecutive business days. If we do not regain compliance with the minimum bid price rule by October 13, 2007, Nasdaq will provide written notification that our Class A common stock will be delisted.
     Delisting would adversely affect the trading price and limit the liquidity of our common stock and therefore could cause the value of an investment in our Company to decrease.
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
     We cannot predict the effect, if any, of future sales of our common stock or the availability of shares for future sale will have on the market price of our common stock from time to time. Shares of our common stock issued in the future, including shares issued upon exercise of outstanding options and warrants and shares offered in this prospectus, may become available for resale in the public market from time to time, and the market price of shares of our common stock could drop significantly if the holders of these shares sell them or are perceived by the market as intending to sell them.
Our stock price has been and may continue to be highly volatile, which may adversely affect holders of our stock and our ability to raise capital.
     The trading price of our common stock has been and is likely to continue to be extremely volatile. During the period from November 1, 2003 to April 30, 2007, the trading price of our stock ranged from a low of $0.315 per share (on December 15, 2006) to a high of $22.509 per share (on November 6, 2003). Our stock price and trading volume could be subject to wide fluctuations in response to a variety of factors including, but not limited to, the following:
•	failure to identify and hire key personnel or the loss of key personnel;

BIOPURE CORPORATION
Part II — Other Information
April 30, 2007
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On March 27, 2007, the Company issued 240,000 shares of class A common stock, which were not registered under the Securities Act of 1933 (the “Act”). The shares were issued in exchange for investor relations consulting services. The Company relied on Section 4(2) of the Act. The shares were issued to one entity, without any general offering, in a negotiated transaction in exchange for services. The share certificate bears a legend restricting transfer.
Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
(a)	The Company held its 2007 annual meeting of stockholders on April 4, 2007.

(b)	The meeting involved the election of directors; see item (c) below.

(c)	Each matter voted upon at the meeting and the votes, were as follows:

(i)	Daniel P. Harrington and Jay B. Pieper were elected as directors at the meeting. The other directors whose terms of office continued after the meeting are Zafiris G. Zafirelis, David N. Judelson, Guido J. Neels and C. Everett Koop, M.D. The shares voted for the election of directors were as follows:

	For	Withheld
Daniel P. Harrington	61,851,290	1,113,698
Jay B. Pieper	61,966,368	998,620

BIOPURE CORPORATION
Part II — Other Information
April 30, 2007
(ii)	Ratification of the selection by the audit committee of Ernst & Young LLP as the Company’s independent registered public accounting firm was approved and the shares voted were as follows:

For	Against	Abstain
62,198,880	623,186	142,922
There were no broker-held nonvoted shares represented at the meeting.
Item 5. Other Information.
None
Item 6. Exhibits
The exhibits are listed in the accompanying Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOPURE CORPORATION
Date: June 14, 2007	By:	/s/ Francis H Murphy
Francis H. Murphy
Chief Financial Officer

EXHIBIT INDEX

Exhibits	Description	Location
3 (i)	Restated Certificate of Incorporation of Biopure, as amended	(1)

3 (ii)	By-laws of Biopure, as amended	(2)

4.1	Form of Selling Agent Warrants, dated April 23, 2002	(3)

4.2	Form of Underwriter Warrant, dated March 2003	(4)

4.3	Form of Investor Warrant, dated April 2003	(4)

4.4	Form of Underwriter Warrant, dated April 2003	(4)

4.5	Underwriter Warrant dated, April 16, 2003	(5)

4.6	Form of Investor Warrant, dated May 2, 2003	(4)

4.7	Form of Investor Warrant, dated May 6, 2003	(4)

4.8	Form of Investor Warrant, dated October 17, 2003	(5)

4.9	Form of Investor Warrant, dated February 19, 2004	(5)

4.10	Form of Investor Warrant, dated September 2004	(6)

4.11	Form of Underwriter Warrant, dated September 2004	(6)

4.12	Form of Investor Warrant, dated December 14, 2004	(7)

4.13	Form of Underwriter Warrant, dated December 14, 2004	(7)

4.14	Form of Underwriter Warrants, dated January 10, 2005	(8)

4.15	Form of Consultant Warrant, dated July 29, 2005	(5)

4.16	Form of Underwriter Warrant, dated December 2005	(9)

4.17	Amended Form of Investor Warrant, dated December 27, 2005	(10)

4.18	Amended Form of Underwriter Investor Warrant, dated December 27, 2005	(5)

4.19	Form of Investor Warrant, dated January 2006	(5)

4.20	Form of Underwriter Warrant, dated January 2006	(5)

4.21	Form of Underwriter Investor Warrant, dated January 17, 2006	(10)

4.22	Form of Investor Warrant, dated August 23, 2006	(11)

4.23	Form of Underwriter Warrant, dated August 23, 2006	(11)

4.24	Form of Underwriter Investor Warrant, dated August 23, 2006	(10)

4.25	Form of Investor Warrant, dated December 2006	(12)

4.26	Form of Underwriters’ Investor Warrant, dated December 13, 2006	(12)

4.27	Form of Underwriters’ Warrant, dated December 13, 2006	(12)

31.1	Certification of Zafiris G. Zafirelis pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Francis H. Murphy pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Zafiris G. Zafirelis pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Francis H. Murphy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed as an exhibit to the Company’s report on Form 10-Q for the quarter ended April 30, 2005, filed June 9, 2005 and incorporated herein by reference thereto.

(2)	Previously filed as an exhibit to the Company’s registration statement on Form S-1/A (File No. 333-78829) and incorporated herein by reference thereto.

(3)	Previously filed as an exhibit to the Company’s report on Form 8-K dated April 26, 2002 and incorporated herein by reference thereto.

(4)	Previously filed as an exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended April 30, 2003, filed June 16, 2003 and incorporated herein by reference thereto.

(5)	Previously filed as an exhibit to the Company’s report on Form 10-K for the year ended October 31, 2005, filed January 17, 2006 and incorporated herein by reference thereto.

(6)	Previously filed as an exhibit to the Company’s report on Form 8-K dated September 10, 2004 and incorporated herein by reference thereto.

(7)	Previously filed as an exhibit to the Company’s report on Form 8-K dated December 9, 2004 and incorporated herein by reference thereto.

(8)	Previously filed as an exhibit to the Company’s report on Form 8-K dated January 5, 2005 and incorporated herein by reference thereto.

(9)	Previously filed as an exhibit to the Company’s report on Form 8-K filed December 21, 2005 and incorporated herein by reference thereto.

(10)	Previously filed as an exhibit to the Company’s report on Form 10-Q for the quarter ended July 31, 2006, filed September 11, 2006 and incorporated herein by reference thereto.

(11)	Previously filed as an exhibit to the Company’s report on Form 8-K dated August 23, 2006 and incorporated herein by reference thereto.

(12)	Previously filed as an exhibit to the Company’s registration statement on Form S-1/A (File No. 333-138049) and incorporated herein by reference thereto.