Form 10-Q
period 2007-07-31
BIOPURE CORP
filed 2007-09-14
CIK 815508

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2007

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
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes     ☑ No
The number of shares outstanding of each of the issuer’s classes of common stock as of September 12, 2007 was:

Class A Common Stock, $.01 par value	77,967,938
Class B Common Stock, $1.00 par value	117.7

BIOPURE CORPORATION
     Biopure®, Hemopure®, and Oxyglobin® are registered trademarks of Biopure Corporation.

Part I
Item 1
BIOPURE CORPORATION
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	July 31, 2007	October 31, 2006
Assets:
Current assets:
Cash and cash equivalents	$6,314	$6,576
Accounts receivable, net	214	80
Inventories	2,443	2,850
Other current assets	1,406	1,346

Total current assets	10,377	10,852
Property, plant and equipment, net	19,924	22,175
Other assets	763	805

Total assets	$31,064	$33,832

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$574	$569
Accrued expenses	2,833	3,250
Current portion of deferred revenue	108	190
Current portion of restructuring charges	87	207

Total current liabilities	3,602	4,216
Deferred revenue, net of current portion	1,115	987
Restructuring charges, net of current portion	—	46
Other long-term liabilities	41	41

Total long-term liabilities	1,156	1,074
Commitments and contingencies, Notes 8 & 10
Stockholders’ equity:
Preferred stock, $0.01 par value, 30,000,000 shares authorized, no shares outstanding	—	—
Common stock:
Class A, $0.01 par value, 200,000,000 shares authorized, 77,960,126 shares outstanding at July 31, 2007 and 49,365,125 at October 31, 2006	780	494
Class B, $1.00 par value, 179 shares authorized, 117.7 shares outstanding	—	—
Capital in excess of par value	546,011	529,172
Contributed capital	24,574	24,574
Notes receivable, net of reserve	—	(235)
Accumulated deficit	(545,059)	(525,463)

Total stockholders’ equity	26,306	28,542

Total liabilities and stockholders’ equity	$31,064	$33,832

See accompanying notes

BIOPURE CORPORATION
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 31, 2007	July 31, 2006	July 31, 2007	July 31, 2006
Revenues:
Product revenue	$528	$313	$1,494	$988
Research and development revenue	22	83	269	296

Total revenues	550	396	1,763	1,284
Cost of product revenues	3,089	2,939	9,026	9,351

Gross loss	(2,539)	(2,543)	(7,263)	(8,067)
Operating expenses:
Research and development	1,618	1,772	5,397	5,112
Sales and marketing	341	197	1,099	524
General and administrative	2,107	2,239	6,365	6,826

Total operating expenses	4,066	4,208	12,861	12,462

Loss from operations	(6,605)	(6,751)	(20,124)	(20,529)
Other income, net	157	127	528	356

Net loss	$(6,448)	$(6,624)	$(19,596)	$(20,173)

Per share data:
Basic and diluted net loss per common share	$(0.08)	$(0.16)	$(0.27)	$(0.55)

Weighted-average shares used in computing basic and diluted net loss per common share	77,956	41,616	73,466	36,695

See accompanying notes

BIOPURE CORPORATION
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	July 31, 2007	July 31, 2006
Operating activities:
Net loss	$(19,596)	$(20,173)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,470	2,836
Stock-based compensation expense	737	810
Note receivable reserve	235	—
Accretion of restructuring charge	7	26
Inventory writedowns	236	962
Changes in assets and liabilities:
Accounts receivable	(134)	40
Inventories	171	(350)
Other current assets	(66)	105
Accounts payable	5	424
Accrued expenses	(417)	167
Deferred revenue	46	—
Restructuring charges	(172)	(162)

Net cash used in operating activities	(16,478)	(15,315)
Investing activities:
Purchases of property, plant and equipment	(191)	(121)
Disposals of equipment	20	—

Net cash used in investing activities	(171)	(121)
Financing activities:
Net proceeds from sale of common stock and warrants	16,386	9,116
Proceeds from the exercise of options and warrants	2	2,786

Net cash provided by financing activities	16,388	11,902
Net decrease in cash and cash equivalents	(261)	(3,534)
Cash and cash equivalents at beginning of period	6,576	10,542

Cash and cash equivalents at end of period	$6,314	$7,008

Supplemental disclosure of cash flow information:
Fair value of warrants issued in conjunction with sales of common stock	$7,264	$8,263

See accompanying notes

BIOPURE CORPORATION
Notes to Condensed Consolidated Financial Statements
July 31, 2007
(Unaudited)
1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended July 31, 2007 are not necessarily indicative of the results that may be expected for the year ending October 31, 2007; however, the Company expects to incur a substantial loss for the year ending October 31, 2007.

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

The Company has financed operations from inception primarily through sales of equity securities and development and license agreement payments. The Company has not been profitable since inception and had an accumulated deficit of $545.1 million at July 31, 2007. As of July 31, 2007, the Company had $6.3 million in cash and cash equivalents. The Company expects this funding to be sufficient to fund operations into November 2007 under the current operating plan. The Company will require significant additional funding to remain a going concern and to fund operations until such time, if ever, as it becomes profitable. The Company intends to seek additional capital through sales of equity securities and, if appropriate, to consider strategic collaborations for sharing development and commercialization costs. However, there can be no assurance that adequate additional financing will be available to the Company on terms that it deems acceptable, if at all. Furthermore, the Company may not continue to qualify for continued listing on the Nasdaq Capital Market. To maintain its listing, the Company is required, among other things, to maintain a daily closing bid price per share of $1.00. The Company is out of compliance with the $1.00 minimum bid price requirement for continued inclusion of its Class A common stock in the Nasdaq Stock Market. Under Nasdaq rules, the Company has until October 15, 2007 to regain compliance by having the bid price of our Class A common stock close at $1.00 per share or more for at least 10 consecutive business days. If the Company does not regain compliance with the minimum bid price rule by October 15, 2007, Nasdaq will provide written notification that the Company’s Class A common stock will be delisted. If that occurs, the Company’s ability to raise funds will be adversely affected. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

The Company’s investments in property and equipment, such as new facility construction and the asset related to the expenditures for a planned manufacturing facility in South Carolina, carried at $11.1 million, net of depreciation, at the end of the current quarter and included in property, plant and equipment in the accompanying condensed consolidated balance sheet, are the principal long-lived assets that we review for impairment. Quarterly, the Company considers whether or not there were indicators of impairment of its long-lived assets that arose during the quarter subsequent to the last review. For the quarter ended July 31, 2007, the Company has determined that no such impairment indicators have arisen. Evaluation of impairment of long-lived assets requires estimates of future operating results and the expected future undiscounted cash flows used to assess the recoverability of these assets. Circumstances with respect to the planned South Carolina manufacturing facility, or other long-lived assets, actual future operating results and the remaining economic lives of our long-lived assets could differ from these estimates. These differences, when they are identified, could result in impairment charges, which may have a material adverse impact on our results of operations.

In the accompanying condensed consolidated balance sheet as of October 31, 2006, $231,000 has been reclassified from property, plant and equipment, net, to other current assets to conform to the current period’s presentation. See Note 7 for additional information.

Comprehensive loss approximated net loss for all periods presented.

2.	Net Loss per Share

Basic net loss per common share is computed based on the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is computed based upon the weighted-average

BIOPURE CORPORATION
Notes to Condensed Consolidated Financial Statements
July 31, 2007
(Unaudited)
(continued)
number of common shares outstanding during the period, adjusted for the dilutive effect of the Company’s common stock equivalents, including the maximum number of shares issuable upon the conversion of class B common stock outstanding and the exercise of common stock options and warrants. The dilutive effect of stock options and warrants is determined based on the treasury stock method using the average market price of the class A common stock for the period. However, basic and diluted net loss per common share are presented as the same for all periods presented, as the Company had losses for all periods presented, so the effect of class B common stock, options and warrants is anti-dilutive. Consequently, dilutive weighted average shares outstanding do not include 60,093,689 potential common-equivalent shares for the three and nine months ended July 31, 2007 and 19,462,944 potential common-equivalent shares for the three and nine months ended July 31, 2006, as their effect would have been anti-dilutive.

3.	Stock Based Compensation

As of July 31, 2007, the Company had one share-based compensation plan, the Biopure Corporation 2002 Omnibus Securities and Incentive Plan (the Plan). The Plan is shareholder approved and permits the grant of stock or stock options to the Company’s employees, consultants and directors. The Plan has 4.37 million shares of common stock authorized. Employee option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Options vest at the times specified in the option grants, generally over periods of up to four years. Most options granted have a 10-year term and expire if not exercised within ten years of the date of grant. Shares issued upon exercise of options are generally issued from new shares of the Company.

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

Prior to adopting SFAS 123(R), the Company used the intrinsic value method to account for stock-based compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Historically the fair value of options granted was calculated using the Black-Scholes option pricing model for disclosure purposes. The Company has elected to continue to use this model. SFAS 123(R) also requires companies to utilize an estimated forfeiture rate when calculating the expense for the period, while SFAS 123, “Accounting for Stock-Based Compensation”, permitted companies to record actual forfeitures as they occurred, which was the Company’s historical policy. In determining the expense recorded in the Company’s consolidated statement of operations, the Company has applied an estimated forfeiture rate to remaining unvested awards based on historical experience. This estimate is evaluated quarterly and the forfeiture rate is adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest. The Company has elected to recognize compensation cost for awards with incremental vesting using the straight-line method.

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

BIOPURE CORPORATION
Notes to Condensed Consolidated Financial Statements
July 31, 2007
(Unaudited)
(continued)

	Three Months Ended		Nine Months Ended
	July 31,	July 31,	July 31,	July 31,
	2007	2006	2007	2006
Weighted average risk-free interest rate	—	4.49%	4.58%	4.58%
Expected volatility	—	85%	85%	85%
Expected lives (years)	—	5.13	5.42	5.27
Expected dividend yield	0%	0%	0%	0%
During the first nine months of fiscal 2007 and 2006, approximately 1.3 million and 312,000 options, respectively, were granted with a weighted average grant-date fair value of $0.39 and $0.87 per share, respectively. No options were granted during the third fiscal quarter of 2007.

As of July 31, 2007, there was $1.2 million of unrecognized compensation expense, net of forfeitures, related to non-vested market-based share awards, which is expected to be recognized over a weighted-average period of 2.42 years.

During the first nine months of fiscal 2007 there were 5,000 options exercised at an exercise price of $0.55. During the first nine months of fiscal 2006 there were 12,000 options exercised at an exercise price of $0.92. The total fair value of shares vested during fiscal 2007 and 2006 were $434,000 and $786,000, respectively.

4.	Inventories

Inventories are valued at the lower of cost (determined using the first-in, first-out method) or market. Inventories were as follows at the following dates:

In thousands	July 31, 2007	October 31, 2006
Raw materials	$752	$535
Work-in-process	437	343
Finished goods-Oxyglobin	891	1,160
Finished goods-Hemopure	363	812

	$2,443	$2,850

Hemopure [hemoglobin glutamer – 250 (bovine)] finished goods represents those units the Company expects to sell in South Africa or those units to be used in preclinical or clinical trials conducted by or on behalf of the U.S. Naval Medical Research Center (NMRC), for which the Company is reimbursed. Each quarter the Company reviews the inventory of Hemopure finished goods and, if necessary, writes off any units beyond those forecast for these purposes. There was a $241,000 write-down of inventory in the third fiscal quarter of 2006 and no such write off during the third fiscal quarter of 2007. If the Company continues to experience a lack of or extremely limited sales in South Africa or further delays in the use of Hemopure by the NMRC, it expects to write off additional units in the future.

BIOPURE CORPORATION
Notes to Condensed Consolidated Financial Statements
July 31, 2007
(Unaudited)
(continued)
5.	Accrued Expenses

Accrued expenses were as follows at the following dates:

In thousands	July 31, 2007	October 31, 2006
Accrued payroll and related employee expenses	$892	$198
Financing fees	537	537
Accrued severance	—	568
Accrued legal and audit fees	280	1,054
Accrued vacation	268	300
Accrued utilities	213	72
Other	643	521

	$2,833	$3,250

Accrued severance at October 31, 2006 included costs related to the resignation, in fiscal 2005, of the Company’s Chief Technology Officer. At October 31, 2006, the Company had an accrual of $568,000, representing the amount owed to him in accordance with his employment agreement. During the first nine months of fiscal 2007, the Company paid $175,000 of this amount. Because the Company was no longer obligated to pay the remaining $393,000 due to a breach of the employment agreement, it removed this amount from accrued expenses in the accompanying condensed consolidated balance sheet during the quarter ended April 30, 2007.

6.	Restructuring

During the first quarter of fiscal 2005, the Company vacated leased office space and sublet it for a period of 38 months, ending in February 2008. The Company accounted for the transaction in accordance with FAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” These costs of $697,000 were included in general and administrative expense in the consolidated statement of operations during fiscal 2005, and the remaining obligation, to be paid monthly through February 2008, is accrued in the current portion of restructuring charges on the condensed consolidated balance sheet at July 31, 2007.

The following table shows the restructuring activity and liability balances (in thousands):

Balance at October 31, 2006	$253
Payments	(173)
Accretion of liability	7

Balance at July 31, 2007	$87

7.	Other Current Assets

During fiscal 2006, management identified certain manufacturing equipment that the Company was not using and did not expect to be able to use in the future, resulting in a decision by management to pursue selling this equipment. Early in fiscal 2007 the Company determined that the plan of sale criteria in FASB Statement No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” had been met and the Company believes that the equipment will be sold no later than early fiscal 2008. Accordingly, the carrying value of the manufacturing equipment of $225,000 has been recorded separately within other current assets on the Company’s condensed consolidated balance sheets as of July 31, 2007. The carrying amount was determined based on quoted market prices for similar assets, less continuing depreciation expense through the date that the plan of sale criteria were met. The Company reclassified the value of this equipment, $231,000 as of October 31, 2006, to other current assets within the Company’s condensed consolidated balance sheets for comparative purposes in accordance with FAS 144. The Company did not recognize any gains or losses during the quarter ended July 31, 2007 related to this asset.

BIOPURE CORPORATION
Notes to Condensed Consolidated Financial Statements
July 31, 2007
(Unaudited)
(continued)
8.	Commitments and Contingencies

Research Agreement(1)

In 2003, the Company entered into a Cooperative Research and Development Agreement (CRADA) with the NMRC. Under the CRADA, as amended, the NMRC has primary responsibility for designing, seeking U.S. Food and Drug Administration (FDA) acceptance of, and conducting a planned Phase 2/3 clinical trial of Hemopure in trauma patients with severe hemorrhagic shock (acute blood loss) in the out-of-hospital setting. The clinical development plan is being changed to provide for a separate Phase 2 trial. The Company believes that all or most of its costs for developing a trauma indication in the United States could be covered by government funding. To date, the U.S. Congress has appropriated a total of $22.5 million to the Department of Defense ($16 million to the Navy, $6.5 million to the Army) for the development of Hemopure in potential civilian and military trauma applications,(2) of which approximately $1.6 million has been reverted due to delays in initiating the RESUS clinical trial. The funding is being used for the Navy’s proposed clinical trial and has supported preclinical studies of the product in animal models of hemorrhagic shock (acute blood loss), including those that mimic military trauma scenarios. If there are additional delays in the start of the proposed clinical trial, additional funds could be reverted in the future. As part of the CRADA the NMRC paid approximately $1.2 million for future inventory purchases, recorded in the accompanying consolidated balance sheet as deferred revenue. If the NMRC were to decide not to continue to pursue the RESUS project described in the CRADA, the Company could be required to return the $1.2 million.

9.	Recently Issued Accounting Standards

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

10.	Litigation

Biopure, two former outside directors, its former chief executive officer, former chief technology officer, former chief financial officer and former senior vice president of regulatory affairs were named as defendants in a number of purported class action complaints, filed between December 30, 2003 and January 28, 2004, in the United States District Court for the District of Massachusetts (the “District Court”) by alleged purchasers of the Company’s common stock. Those complaints were consolidated in a single action, in regards

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

BIOPURE CORPORATION
Notes to Condensed Consolidated Financial Statements
July 31, 2007
(Unaudited)
(continued)
to Biopure Corporation Securities Litigation. The consolidated matter has since been settled and the District Court entered an Order of Preliminary Approval of the settlement on May 23, 2007. A fairness hearing is scheduled for September 24, 2007 for final approval. Under the terms of the settlement, all claims are to be dismissed with prejudice and there is no financial effect on the Company or any of the individual defendants.

The seven members of the Company’s Board of Directors during the period March through December 2003 and certain officers during that period were named as defendants in two stockholder derivative actions filed on January 26, 2004 and January 29, 2004 in the District Court. A consolidated, amended complaint was filed in regard to Biopure Corporation Derivative Litigation. Biopure is named as a defendant, even though in a derivative action any award is for the benefit of the Company, not individual stockholders. The consolidated, amended complaint alleges that the individual directors and officers breached fiduciary duties in connection with disclosures concerning regulatory and clinical events. The complaint does not specify an amount of alleged damages. The Company appointed two disinterested directors as a special litigation committee to determine whether or not the Company should pursue this action. The special litigation committee conducted its investigation and determined the Company should not pursue the action. The special litigation committee accordingly has filed a motion to dismiss the action. No amounts have been accrued to date with regard to this litigation and a similar claim in the Trial Court of Middlesex County in Massachusetts. The Company believes these cases are without merit.

BIOPURE CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
July 31, 2007
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement Regarding Forward-Looking Information
The following discussion of the Company’s financial condition and results of operations includes forward-looking statements. These forward-looking statements include, without limitation, statements about the clinical development program, market opportunity, strategies, expected activities as the Company pursues its business plan, and the adequacy of its available cash resources. Forward-looking statements include those that imply that the Company will be able to manage its expenses effectively and raise the funds needed to continue its business, that the Company will be able to stabilize and enhance its financial position, that the Company will implement a reverse stock split, that the Company will be able to commercially develop Hemopure, that in pursuing cardiovascular and trauma indications the Company will be able to address pending safety and other questions of the U.S. Food and Drug Administration (FDA), that the U.S. Naval Medical Research Center (NMRC) may conduct a clinical trial in trauma patients, that the Company will make a submission to regulatory authorities in the United Kingdom, that the Company will be able to obtain regulatory approval for the marketing and sale of Hemopure in the United Kingdom, the United States or the European Union, that anticipated milestones will be met in the expected timetable or at all, that any preclinical or clinical trials will be successful, that Hemopure, if it receives regulatory approval, will attain market acceptance and be manufactured and sold in amounts to attain profitability and that the Company will be able to successfully increase its manufacturing capacity for Hemopure if it receives regulatory approval. Forward-looking statements are usually accompanied by words such as “believe,” “anticipate,” “plan,” “seek,” “expect,” “intend” and similar expressions. The forward-looking information is based on various factors and was derived using numerous assumptions and judgments.
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
July 31, 2007
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
Ischemia
Biopure is conducting Phase 2 clinical trials of Hemopure in Europe and South Africa to assess the product’s safety and feasibility in ischemia applications, such as cardiac surgery, wound healing and acute coronary ischemia (e.g., heart attack). The primary goal of these trials is to provide preliminary data to support advanced trials in heart attack patients. In contrast to previous trials where Hemopure was administered as a red blood cell replacement, in these ischemia trials Hemopure is being administered as an oxygen-carrying drug. The trials are:
•	A 60-patient Phase 2 clinical trial in patients undergoing multi-vessel coronary artery bypass graft (CABG) surgery continues to enroll patients in South Africa, Greece and the U.K. and has enrolled 36 patients.

•	A 100-patient Phase 2 clinical trial to assess the safety and feasibility of Hemopure in increasing the incidence of complete wound healing and reducing the incidence of subsequent amputations in patients with severe peripheral vascular disease who are undergoing limb amputation below or through the knee joint.

•	In the Netherlands, an 8-patient Phase 2 safety and feasibility study in patients with multi-vessel coronary artery disease who are undergoing percutaneous coronary intervention (PCI), has enrolled 4 patients.
Trauma
The Company is working under a cooperative research and development agreement (CRADA) with the NMRC to develop Hemopure for use in trauma patients in out-of-hospital settings (for example, at accident scenes, in ambulances or on battlefields). In June 2005, the NMRC submitted an IND application to the FDA for a clinical trial called RESUS (Restore Effective Survival in Shock). The FDA placed the proposed IND on clinical hold in July 2005. In December 2006, NMRC and the Company presented at a meeting of the FDA’s Blood Products Advisory Committee (BPAC) regarding RESUS. Following recommendations made at the meeting, the NMRC with support from the Company submitted in July 2007 a new RESUS study protocol for a Phase 2 pre-hospital trauma study of Hemopure. The study continues to be on clinical hold.

BIOPURE CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
July 31, 2007
(continued)
The Company is sponsoring a separate, Phase 2, 50-patient clinical trial in South Africa that is designed to assess the safety and tolerability of Hemopure, in a hospital setting, for emergency treatment of unstable patients who have significant blood loss as a result of blunt or penetrating trauma and the trial has enrolled 28 patients.
Compassionate Use
Hemopure has been available for compassionate use since December 2006. Under the existing program the Company evaluates individual requests from treating physicians for specific patients. If the patient is deemed an appropriate candidate for treatment, the FDA is contacted and a single patient IND is requested. To date the FDA has authorized shipment of Hemopure for 21 patients.
Surgical Anemia Marketing Application
In July 2006, the Company submitted an application to the United Kingdom’s Medicines and Healthcare Products Regulatory Agency (MHRA) seeking authorization to market Hemopure in the U.K. for the treatment of acutely anemic adult orthopedic surgery patients less than 80 years of age. The Company is preparing the next submission responding to a provisional opinion letter. Pending a meeting with the MHRA, the Company expects to make its response in September 2007. There is no prescribed time frame for a final decision from the MHRA once the Company makes its submission addressing pending MHRA questions, but four to six months is typical. Based on the Company’s preliminary understanding of the possible market size in the U.K., it does not expect an approval for the proposed indication, if granted, to result in sufficient near-term sales to make us profitable. If a marketing authorization were granted in the U.K., the Company would have the option to seek registration of Hemopure for the same indication in other member states in the European Economic Area.
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

BIOPURE CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
July 31, 2007
(continued)
Inventories
Inventories are stated at the lower of cost (determined using the first-in, first-out method) or market. Inventories consist of raw material, work-in-process and Hemopure and Oxyglobin finished goods. Inventories are reviewed periodically to identify expired units and units with a remaining life too short to be commercially viable based on projected sales activity, including sales of Hemopure in the proposed RESUS clinical trials. Inventories are also subject to internal quality compliance investigations. Inventory that is not expected to be utilized based on projected demand or fails quality assessment is written off. The inventory of Hemopure finished goods represents the units the Company expects to sell in South Africa or use in preclinical and clinical studies where payment is received for the trial material. The Company has been and expects to continue to be reimbursed for the cost of units to be used in a proposed trauma trial to be conducted by or on behalf of the NMRC. Any units expected to be consumed by the Company in its own preclinical or clinical trials are expensed to research and development when manufactured. If the Company continues to experience a lack of or extremely limited sales in South Africa or further delays in the use of Hemopure by the NMRC, it expects to write off additional units in the future.
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
The Company’s investments in property and equipment, such as new facility construction and the asset related to the expenditures for a planned manufacturing facility in South Carolina, carried at $11.1 million, net of depreciation, at the end of the current quarter and included in property, plant and equipment in the accompanying condensed consolidated balance sheet, are the principal long-lived assets that we review for impairment. Quarterly, the Company considers whether or not there were indicators of impairment of its long-lived assets that arose during the quarter subsequent to the last review. For the quarter ended July 31, 2007, the Company has determined that no such impairment indicators have arisen. Evaluation of impairment of long-lived assets requires estimates of future operating results and the expected future undiscounted cash flows used to assess the recoverability of these assets. Circumstances with respect to the planned South Carolina manufacturing facility, or other long-lived assets, actual future operating results and the remaining economic lives of our long-lived assets could differ from these estimates. These differences, when they are identified, could result in impairment charges, which may have a material adverse impact on our results of operations.
Revenue Recognition
The Company recognizes revenue from sales of Hemopure and Oxyglobin in accordance with Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” whereby sales are recorded upon shipment, provided that there

BIOPURE CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
July 31, 2007
(continued)
is evidence of a final arrangement, there are no uncertainties surrounding acceptance, title has passed, collectibility is probable and the price is fixed or determinable. Hemopure marketing in South Africa is directed toward institutions. Revenues from Hemopure sold for clinical use in South Africa are recognized when sold, in accordance with SAB 104 described above. The Company sells Oxyglobin directly to veterinarians in the United States. The Company sells Oxyglobin to a distributor in the United Kingdom for resale in the European Union. Collectibility is reasonably assured once pricing arrangements are established, as these agreements establish the distributor’s intent to pay. The Company’s customers do not have a right to return product. The Company monitors creditworthiness on a regular basis and believes collectibility of product revenues is reasonably assured at the time of sale. The Company recognizes revenue from the U.S. military upon invoicing for reimbursable expenses in connection with developing Hemopure for a trauma indication. Amounts received as advance payment for product purchases, recorded as deferred revenue, are recognized upon shipment.
Results of Operations
As the Company generates net losses, the key drivers of the losses are cost of revenues, research and development and general and administrative expenses. Inflation and changing prices have not had a significant impact on the revenues or loss from operations in the periods presented below. For the three and nine month periods ended July 31, 2007 and 2006, these items were as follows (dollars in thousands):

	Three Months Ended				Nine Months Ended
	July 31, 2007		July 31, 2006		July 31, 2007		July 31, 2006
		Percent of		Percent of		Percent of		Percent of
	Amount	Total Costs	Amount	Total Costs	Amount	Total Costs	Amount	Total Costs
Oxyglobin Product Sales	$470		$312		$1,414		$980
Hemopure Product Sales	58		1		80		8
Research and Development Revenues	22		83		269		296
Other Revenues	—		—		—		—

Total Revenues	550		396		1,763		1,284
Cost of Revenues Oxyglobin	636	9%	725	10%	2,098	9%	2,140	10%
Hemopure	2,453	34%	2,214	31%	6,928	32%	7,211	33%

Total Cost of Revenues	3,089	43%	2,939	41%	9,026	41%	9,351	43%
Research and Development	1,618	23%	1,772	25%	5,397	25%	5,112	24%
Sales and Marketing Oxyglobin	20	0%	16	0%	60	0%	57	0%
Hemopure	321	5%	181	3%	1,039	5%	467	2%

Total Sales and Marketing	341	5%	197	3%	1,099	5%	524	2%
General and Administrative	2,107	29%	2,239	31%	6,365	29%	6,826	31%

Total Costs	$7,155	100%	$7,147	100%	$21,887	100%	$21,813	100%
Three months ended July 31, 2007 compared to three months ended July 31, 2006
Total revenues for the third quarter of 2007 were $550,000, including $470,000 from sales of Oxyglobin and $58,000 from sales of Hemopure in South Africa. Total revenues for the same period in 2006 were $396,000, including $312,000 from Oxyglobin sales and $1,000 from sales of Hemopure. The increase in Hemopure sales reflects the Company’s marketing efforts and increasing use of the product. Although unit sales of Oxyglobin decreased during the third quarter of fiscal 2007 compared to the same period in fiscal 2006 revenues increased due to a higher average selling price.
Cost of revenues includes costs of both Oxyglobin and Hemopure. Cost of revenues was $3.1 million for the third quarter of fiscal 2007, compared to $2.9 million for the same period in 2006. This increase is largely due to higher salaries expense and plant costs.

BIOPURE CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
July 31, 2007
(continued)
The Company’s major research and development programs and related expenses are as follows (dollars in thousands):

	Three Months Ended
	July 31, 2007		July 31, 2006
		Percent of		Percent of
	Amount	Total R&D Costs	Amount	Total R&D Costs
Ischemia Program	$509	32%	$360	20%
Trauma Program	496	31	351	20
Historically, virtually all research and development expenses related to an anticipated surgical anemia indication where Hemopure would be used to eliminate or reduce the need for red blood cell transfusion. Biopure is not currently seeking FDA approval for this indication.
The Company’s primary strategic focus is now the development of Hemopure for ischemia and trauma indications, discussed below.
Both the ischemia and the trauma projects are in early stages (i.e., safety clinical trials and preclinical animal studies). Cumulative ischemia project expenditures of $6.2 million as of July 31, 2007 consist primarily of the costs of preparing and carrying out Phase 2 clinical trials in Europe. Cumulative trauma expenditures of $5.2 million as of July 31, 2007 consist of costs to conduct preclinical studies and preparation costs primarily associated with protocol design and preparation of the IND application for the proposed NMRC sponsored out-of-hospital trauma trial. Of these trauma expenses, $2.9 million has been reimbursed to date by payments administered by the U.S. Army as described in Note 8 to the condensed consolidated financial statements.
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
Research and development expenses were $1.6 million for the third quarter of fiscal 2007 compared to $1.8 million for the same period in 2006. Expenses during the third fiscal quarter of 2006 include costs related to the marketing authorization application the Company submitted to the United Kingdom regulatory authority in 2006, for which there are no comparable expenses in 2007. Partially offsetting the decline in these costs was higher salaries expense due to increased headcount.
Sales and marketing expenses increased to $341,000 for the third quarter of fiscal 2007, from $197,000 for the same period in 2006 due to planning activities for Hemopure in the U.K. and to increased personnel in South Africa.
General and administrative expenses were $2.1 million for the third quarter of fiscal 2007 compared to $2.2 million for the corresponding period in fiscal 2006, due mostly to lower insurance premiums.
Nine months ended July 31, 2007 compared to nine months ended July 31, 2006
Total revenues for the first nine months of fiscal 2007 were $1.8 million, including $1.4 million from sales of Oxyglobin and $80,000 from sales of Hemopure in South Africa. Total revenues for the same period in fiscal 2006 were $1.3 million, including $980,000 from Oxyglobin sales and $8,000 from sales of Hemopure. Oxyglobin

BIOPURE CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
July 31, 2007
(continued)
revenues increased due to increased unit sales and a higher average selling price. Sales of Hemopure increased due to marketing progress and further adoption of the product.
Cost of revenues decreased to $9.0 million for the first nine months of fiscal 2007, from $9.4 million for the same period in fiscal 2006. Cost of revenues includes costs of both Oxyglobin and Hemopure. Hemopure cost of revenues, consisting primarily of the allocation of unabsorbed fixed manufacturing costs, was $6.9 million for the first nine months of fiscal 2007 compared to $7.2 million during the same period in fiscal 2006. This decrease is mostly due to a $726,000 reduction in inventory write-downs during the first nine months of 2007 compared to the same period in fiscal 2006. This decrease was partially offset by an increase in salaries expense compared to last year.
A breakdown of the Company’s research and development expenses by major activity is as follows (dollars in thousands):

	Nine Months Ended
	July 31, 2007		July 31, 2006
		Percent of		Percent of
	Amount	Total R&D Costs	Amount	Total R&D Costs
Ischemia Program	$1,748	32%	$1,272	25%
Trauma Program	1,640	30	772	15
Research and development expenses were $5.4 million for the first nine months of fiscal 2007, compared to $5.1 million for the corresponding period in 2006. The increase was primarily due to higher expenses for salaries and preclinical animal studies compared to the comparable period of fiscal 2006, partially offset by lower outside services expense.
Sales and marketing expenses increased to $1.1 million during the first nine months of fiscal 2007 compared to $524,000 during the corresponding period in fiscal 2006. The increase in fiscal 2007 is attributable to expenses of $274,000 related to a U.K. advisory board and meetings in the U.K. for Hemopure, a $163,000 charge for Hemopure units donated to public hospitals in South Africa to encourage product usage and generate treatment data and to $59,000 for market research for Hemopure in the U.K. Spending in South Africa also increased during the first nine months of fiscal 2007 compared to the same period last year.
General and administrative expenses were $6.4 million for the first nine months of fiscal 2007, compared to $6.8 million for the same period in fiscal 2006. The decrease is due to a $450,000 reduction in insurance premiums, a $190,000 reduction in severance expense and a $130,000 reduction in facilities costs. These were partially offset by a $367,000 increase in consulting expense.
Liquidity and Capital Resources
At July 31, 2007, the Company had $6.3 million in cash and cash equivalents. The Company believes this funding will be sufficient to fund operations into November 2007. The Company will require significant additional funding to remain a going concern and to fund operations until such time, if ever, as it becomes profitable. On September 12, 2007 the Company filed a registration statement, on Form S-1, with the Securities and Exchange Commission to sell class A common stock and warrants to purchase its class A common stock in a firm committment public offering. The Company will continue to explore opportunities to raise capital, through sales of equity securities and, if appropriate, to consider strategic collaborations for sharing development and commercialization costs. However, there can be no assurance that adequate additional financing will be available to the Company on terms that it deems acceptable, if at all.

BIOPURE CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
July 31, 2007
(continued)
Net cash used in operating activities increased $1.2 million in the first nine months of fiscal 2007 compared to the corresponding period in fiscal 2006. Cash used in operating activities was $16.5 million for the first nine months of fiscal 2007, which included a net loss of $19.6 million, decreased by compensation expense related to the issuance of stock options, non-cash charges for depreciation and amortization, inventory write-downs and reserve for bad debt. Accrued expenses consumed $412,000 during the first nine months of fiscal 2007 largely due to the payment, in fiscal 2007, of non-recurring expense accrued in fiscal 2006.
Cash provided by financing activities includes approximately $16.4 million in net proceeds raised during the first nine months of fiscal 2007 through sales of common stock and warrants.

BIOPURE CORPORATION
Part II — Other Information
July 31, 2007
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
July 31, 2007
Item 1. Legal Proceedings
The information in Note 10 to the Condensed Consolidated Financial Statements is incorporated herein by reference.
Item 1A. Risk Factors
Company Risks
We have a history of losses and expect future losses.
     We have had annual losses from operations since our inception. In the fiscal years ended October 31, 2004, 2005 and 2006, we had losses from operations of $41.8 million, $29.1 million, and $26.9 million, respectively. We had an accumulated deficit of $545.1 million as of July 31, 2007. We anticipate that we will continue to generate losses for the next several years. Even if Hemopure were to be approved by the FDA or obtain marketing authorization in another major market, we might not be able to achieve profitable operations.
We could fail to remain a going concern.
     We expect that our cash on hand and forecasted sales will fund operations into November 2007. Sufficient funds may not be available to us thereafter or on terms that we deem acceptable, if they are available at all. Our independent registered public accounting firm has modified their report for our fiscal year ended October 31, 2006 with respect to our ability to continue as a going concern.
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

BIOPURE CORPORATION
Part II — Other Information
July 31, 2007
     The development and regulatory processes for seeking and obtaining regulatory approval to market Hemopure in the U.S. and the European Union have been and will continue to be costly. We will require substantial working capital to develop, manufacture and sell Hemopure and to finance our operations until such time, if ever, as we can generate positive cash flow. If Hemopure is approved for sale in the U.S. or the European Union, we expect that we will need to increase our manufacturing capacity, for which we will require significant additional funding. If additional financing is not available when needed or is not available on acceptable terms, we may be unable to successfully develop or commercialize Hemopure or to continue to operate. A sustained period in which financing is not available could force us to go out of business. If the U.S. Navy does not continue its development of Hemopure for a trauma indication, we will likely cease development of Hemopure for that indication because of limited resources.
If we fail to obtain FDA approval to market Hemopure, we will be highly adversely affected.
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
     In the case of the trauma indication, the NMRC has primary responsibility for designing, seeking FDA acceptance of and conducting a clinical trial of Hemopure for out-of-hospital treatment of trauma patients in hemorrhagic shock. In 2005, it proposed a two-stage Phase 2b/3 clinical trial, which has been on clinical hold. Further, the FDA’s Blood Products Advisory Committee in December 2006 recommended that the trial be redesigned as a Phase 2 trial. The NMRC submitted a Phase 2 protocol, which continues to be on clinical hold. The FDA may not approve the redesigned Phase 2 trial. If the FDA ultimately lifts the clinical hold and the RESUS trial, as it may be redesigned, is commenced and concluded, the trial results may not lead to FDA marketing approval for the proposed trauma indication because of poor outcome or need for additional trials. Usually a Phase 2 trial is not adequate for market approval.
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
     Challenges to FDA determinations are generally time consuming and costly, and rarely succeed. We can give no assurance that we will obtain FDA marketing approval for Hemopure for any indication. The failure to obtain any approval would have severe adverse consequences.

BIOPURE CORPORATION
Part II — Other Information
July 31, 2007
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
     To gain regulatory approval from the FDA and European regulatory authorities for the commercial sale of any product, including Hemopure, we must demonstrate in clinical trials, and satisfy the FDA and foreign regulatory authorities as to, the safety and efficacy of the product. Like the regulatory review process, clinical trials are expensive and time-consuming. Clinical trials are also subject to numerous risks and uncertainties not within our control. For example, data we obtain from preclinical and clinical studies are susceptible to varying interpretations that could impede regulatory approval.
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
If we do not have the financial resources to fund trials required to develop Hemopure for multiple potential indications, our success will be adversely affected.
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
If the Navy were to abandon its attempt to develop Hemopure for a trauma indication, it would have a serious adverse effect on our prospects.

BIOPURE CORPORATION
Part II — Other Information
July 31, 2007
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
If we cannot obtain market acceptance of Hemopure, we will not be able to generate adequate, profitable sales.
     Even if we succeed in obtaining marketing approval for Hemopure, a number of factors may affect future sales of our product. These factors include:
•	whether and how quickly physicians and third party payers accept Hemopure as a cost-effective therapeutic;

•	whether medical care providers or the public accept the use of a bovine-derived protein as a therapeutic in ischemia or any other indication, particularly in light of public perceptions in the U.S., Europe and elsewhere about the risk of “mad cow disease”; and

BIOPURE CORPORATION
Part II — Other Information
July 31, 2007
•	product price, which we believe has been an important factor in South Africa and may be elsewhere.
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
     Our products are biologic drugs and require product manufacturing steps that are more complicated, time consuming and costly than those required for most chemical drugs. Minor deviations in our manufacturing processes or other problems could result in unacceptable changes in the products that result in lot failures, increased production scrap, shipment delays, regulatory problems, product recalls or product liability, all of which could negatively affect our results of operations.
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
     If Hemopure is approved for indications with high demand in one or more markets, we will need to construct new manufacturing capacity to develop our business. The increase in our manufacturing capacity is dependent upon our obtaining substantial financing from third parties. Third parties can be expected to be unwilling to commit to finance a new manufacturing facility so long as we do not have regulatory approval to market Hemopure in a major market. We cannot assure that sufficient financing for new manufacturing capacity will be available or, if available, will be on terms that are acceptable to us. After the required significant financing was in place, it would take at least 30 to 36 months from groundbreaking to build a large Hemopure manufacturing facility and to qualify and obtain facility approval from the FDA or European regulatory authorities.
     If Hemopure is approved for marketing in a major market and receives market acceptance, we may experience difficulty manufacturing enough of the product to meet demand. The manufacturing processes we currently employ

BIOPURE CORPORATION
Part II — Other Information
July 31, 2007
to produce small quantities of material for research and development activities and clinical trials may not be successfully scaled up for production of commercial quantities at a reasonable cost or at all. We will face risks in the scale-up of our processes in the construction of any new manufacturing facility, and in turn could encounter delays, higher than usual rejects, additional reviews and tests of units produced and other costs attendant to an inability to manufacture saleable product. Furthermore, scale-up might not succeed in lowering our product cost, which also could negatively affect our results of operations. If we cannot manufacture sufficient quantities of Hemopure, we may not be able to build our business or operate profitably. In addition, if we cannot fill orders for Hemopure, customers might turn to alternative products and may choose not to use Hemopure even after we have addressed any capacity shortage.
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
     We believe that our patents, trademarks and other intellectual property rights, including our proprietary knowledge, are important to our success. Accordingly, the success of our business will depend, in part, upon our ability to defend our intellectual property against infringement by third parties. We cannot guarantee that our intellectual property rights will protect us adequately from competition from similar products. Some of our important patents have relatively short remaining terms. Nor can we guarantee that additional products or processes we discover or seek to commercialize will receive adequate intellectual property protection.
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
July 31, 2007
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
     We obtain some key materials, including membranes and chemicals, and services from sole-source suppliers. All of these materials are commercially available elsewhere. If such materials were no longer available at a reasonable cost from our existing suppliers, we would need to purchase substitute materials from new suppliers. If we needed to locate a new supplier, the substitute or replacement materials or facilities would need to be tested for equivalency. Such equivalency tests could significantly delay product development, or delay or limit commercial sales of approved products and cause us to incur additional expense.
     We obtain bovine hemoglobin from one abattoir, from animals raised in several states of the U.S. We cannot predict the future effect, if any, on us of the spread of bovine spongiform encephalopathy (“mad cow” disease) in the U.S. Any quarantine affecting herds that supply us or a shutdown of the abattoir that we use could have a material adverse effect on us, as we would have to find, validate and obtain regulatory approval of new sources of supply or new facilities.
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

BIOPURE CORPORATION
Part II — Other Information
July 31, 2007
     Provisions of our restated certificate of incorporation and by-laws, as well as our stockholder rights plan, could impede attempts by stockholders to remove or replace our management or could discourage others from initiating a potential merger, takeover or other change of control transaction, including a potential transaction at a premium over market price that a stockholder might consider to be in its best interest. In particular:
•	Our restated certificate of incorporation does not permit stockholders to take action by written consent and provides for a classified board of directors, and our by-laws provide that stockholders who wish to bring business before an annual meeting of stockholders or to nominate candidates for election of directors at an annual meeting of stockholders must deliver advance notice of their proposals to us before the meeting. These provisions could make it more difficult for a party to replace our board of directors by requiring two annual stockholder meetings to replace a majority of the directors, making it impossible to remove or elect directors by written consent in lieu of a meeting and making it more difficult to introduce business at meetings.

•	Our stockholder rights plan may have the effect of discouraging any person or group that wishes to acquire more than 20% of our Class A common stock from doing so without obtaining our agreement to redeem the rights. If our agreement to redeem the rights is not obtained, the acquiring person or group would suffer substantial dilution. Consequently, the possible acquiror would likely not complete a transaction that stockholders might consider to be in their best interest.
Industry Risks
     Intense competition could harm our financial performance.
     The biotechnology and pharmaceutical industries are highly competitive. There are a number of companies, universities and research organizations actively engaged in research and development of products that may be similar to, or alternatives to, Hemopure for trauma or ischemia indications. We are aware that one public company competitor, Northfield Laboratories Inc., has completed a pivotal trial of a hemoglobin-based oxygen carrier produced from human blood that has passed its expiration date for human transfusion, and has stated its intention to file a BLA in 2008. We are also aware that other companies are conducting preclinical studies and clinical trials of hemoglobin-based or perfluorocarbon oxygen carriers. The products being developed by these companies are intended for use in humans and as such could compete, if approved by regulatory authorities, with Hemopure. We may also encounter competition in ischemia indications from medical devices and drugs on the market or currently under development.
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
Stringent, ongoing government regulation and inspection of our facilities could lead to delays in the manufacture, marketing and sale of our products.

BIOPURE CORPORATION
Part II — Other Information
July 31, 2007
     The FDA and foreign regulatory authorities continue to regulate products even after they receive marketing authorization. If the FDA or a foreign regulatory agency approves Hemopure, the manufacture and marketing of Hemopure will be subject to ongoing regulation, including compliance with current good manufacturing practices, adverse event reporting requirements and general prohibitions against promoting products for unapproved or “off-label” uses. We would also be subject to inspection and market surveillance by the FDA and foreign regulatory authorities for compliance with these and other requirements. We are subject to such regulation, inspection and surveillance in South Africa. Any enforcement action resulting from failure, even by inadvertence, to comply with these requirements could affect the manufacture and marketing of Hemopure. In addition, the FDA or foreign regulatory authorities could withdraw a previously approved product from the applicable market(s) upon receipt of newly discovered information. Furthermore, the FDA or foreign regulatory authorities could require us to conduct additional, and potentially expensive, studies in areas outside our approved indications. Also, unanticipated changes in existing regulations or the adoption of new regulations could affect and make more expensive the continued manufacturing and marketing of our products.
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
     We may be unable to meet the listing requirements of the Nasdaq Capital Market in the future. To maintain our listing, we are required, among other things, to maintain a daily closing bid price per share of $1.00. On October 18, 2006, we received notice from the Nasdaq Stock Market that the closing bid price of our Class A common stock had fallen below and remained below $1.00 for 30 consecutive business days. As a result, we are out of compliance with the $1.00 minimum bid price requirement for continued inclusion of our Class A common stock in the Nasdaq Capital Market. Under Nasdaq rules, we have until October 15, 2007 to regain compliance by having the bid price of our Class A common stock close at $1.00 per share or more for at least 10 consecutive business days. If we do not regain compliance with the minimum bid price rule by October 15, 2007, Nasdaq will provide written notification that our Class A common stock will be delisted.

BIOPURE CORPORATION
Part II — Other Information
July 31, 2007
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
     If our stock price declines, we may be unable to raise additional capital. A sustained inability to raise capital could force us to go out of business. Significant declines in the price of our common stock could also impair our ability to attract and retain qualified employees, reduce the liquidity of our common stock and result in the delisting of our common stock from the Nasdaq Stock Market. We expect to have a “reverse split” of our stock, whereby the number of shares outstanding would be reduced and the price per share would increase before October 15, 2007. However, we cannot be sure that after the reverse stock split, the higher stock price would continue long enough to prevent a delisting notice.
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
     The trading price of our common stock has been and is likely to continue to be extremely volatile. During the period from November 1, 2004 to August 31, 2007, the trading price of our stock ranged from a low of $0.315 per share (on December 15, 2006) to a high of $4.62 per share (on January 4, 2005). Our stock price and trading volume could be subject to wide fluctuations in response to a variety of factors including, but not limited to, the following:
•	failure to identify and hire key personnel or the loss of key personnel;

•	an inability to obtain or the perception that we will be unable to obtain adequate financing to fund our operations;

•	FDA action or delays in FDA action on Hemopure or competitors’ products;

BIOPURE CORPORATION
Part II — Other Information
July 31, 2007
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

BIOPURE CORPORATION
Date: September 14, 2007	By:	/s/ Francis H Murphy
Francis H. Murphy
Chief Financial Officer

EXHIBIT INDEX

Exhibits	Description	Location
3 (i)	Restated Certificate of Incorporation of Biopure, as amended	(1)

3 (ii)	By-laws of Biopure, as amended	(2)

4.1	Form of Selling Agent Warrants, dated April 23, 2002	(3)

4.2	Form of Underwriter Warrant, dated March 2003	(4)

4.3	Form of Investor Warrant, dated April 2003	(4)

4.4	Form of Underwriter Warrant, dated April 2003	(4)

4.5	Underwriter Warrant dated, April 16, 2003	(5)

4.6	Form of Investor Warrant, dated May 2, 2003	(4)

4.7	Form of Investor Warrant, dated May 6, 2003	(4)

4.8	Form of Investor Warrant, dated October 17, 2003	(5)

4.9	Form of Investor Warrant, dated February 19, 2004	(5)

4.10	Form of Investor Warrant, dated September 2004	(6)

4.11	Form of Underwriter Warrant, dated September 2004	(6)

4.12	Form of Investor Warrant, dated December 14, 2004	(7)

4.13	Form of Underwriter Warrant, dated December 14, 2004	(7)

4.14	Form of Underwriter Warrants, dated January 10, 2005	(8)

4.15	Form of Consultant Warrant, dated July 29, 2005	(5)

4.16	Form of Underwriter Warrant, dated December 2005	(9)

4.17	Amended Form of Investor Warrant, dated December 27, 2005	(10)

4.18	Amended Form of Underwriter Investor Warrant, dated December 27, 2005	(5)

4.19	Form of Investor Warrant, dated January 2006	(5)

4.20	Form of Underwriter Warrant, dated January 2006	(5)

4.21	Form of Underwriter Investor Warrant, dated January 17, 2006	(10)

4.22	Form of Investor Warrant, dated August 23, 2006	(11)

4.23	Form of Underwriter Warrant, dated August 23, 2006	(11)

4.24	Form of Underwriter Investor Warrant, dated August 23, 2006	(10)

4.25	Form of Investor Warrant, dated December 2006	(12)

Exhibits	Description	Location
4.26	Form of Underwriters’ Investor Warrant, dated December 13, 2006	(12)

4.27	Form of Underwriters’ Warrant, dated December 13, 2006	(12)

31.1	Certification of Zafiris G. Zafirelis pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Francis H. Murphy pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Zafiris G. Zafirelis pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Francis H. Murphy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed as an exhibit to the Company’s report on Form 10-Q for the quarter ended April 30, 2005, filed June 9, 2005 and incorporated herein by reference thereto.

(2)	Previously filed as an exhibit to the Company’s registration statement on Form S-1/A (File No. 333-78829) and incorporated herein by reference thereto.

(3)	Previously filed as an exhibit to the Company’s report on Form 8-K dated April 26, 2002 and incorporated herein by reference thereto.

(4)	Previously filed as an exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended April 30, 2003, filed June 16, 2003 and incorporated herein by reference thereto.

(5)	Previously filed as an exhibit to the Company’s report on Form 10-K for the year ended October 31, 2005, filed January 17, 2006 and incorporated herein by reference thereto.

(6)	Previously filed as an exhibit to the Company’s report on Form 8-K dated September 10, 2004 and incorporated herein by reference thereto.

(7)	Previously filed as an exhibit to the Company’s report on Form 8-K dated December 9, 2004 and incorporated herein by reference thereto.

(8)	Previously filed as an exhibit to the Company’s report on Form 8-K dated January 5, 2005 and incorporated herein by reference thereto.

(9)	Previously filed as an exhibit to the Company’s report on Form 8-K filed December 21, 2005 and incorporated herein by reference thereto.

(10)	Previously filed as an exhibit to the Company’s report on Form 10-Q for the quarter ended July 31, 2006, filed September 11, 2006 and incorporated herein by reference thereto.

(11)	Previously filed as an exhibit to the Company’s report on Form 8-K dated August 23, 2006 and incorporated herein by reference thereto.

(12)	Previously filed as an exhibit to the Company’s registration statement on Form S-1/A (File No. 333-138049) and incorporated herein by reference thereto.