Form 10-K
period 2007-10-31
BIOPURE CORP
filed 2008-01-29
CIK 815508

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2007
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

Based on assumptions relating to the privately held non-voting Class B Common Stock, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on April 30, 2007 was $38,151,349.

The number of shares outstanding of the registrant’s Class A Common Stock was 34,971,087 on January 23, 2008; the number of shares of the Class B Common Stock as of such date was 117.7.

DOCUMENTS INCORPORATED BY REFERENCE

Location in Form 10-K	Incorporated Document

Part III	Specifically identified portions of the registrant’s definitive proxy statement to be filed in connection with the registrant’s 2008 Annual Meeting are incorporated into Part III of this report

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This annual report includes forward-looking statements. These forward-looking statements include, without limitation, statements about the clinical development program, market opportunity, strategies, expected activities as the Company pursues its business plan, and the adequacy of its available cash resources. Forward-looking statements include those that imply that the Company will be able to manage its expenses effectively and raise the funds needed to continue its business, that the Company will be able to stabilize and enhance its financial position, that the Company will be able to commercially develop Hemopure, that in pursuing anemia, cardiovascular and trauma indications the Company will be able to address safety and efficacy questions of regulatory agencies, that the U.S. Naval Medical Research Center (NMRC) may conduct a clinical trial in trauma patients, that anticipated milestones will be met in the expected timetable or at all, that any preclinical or clinical trials will be successful, that Hemopure, if it receives regulatory approval, will attain market acceptance and be manufactured and sold in amounts to attain profitability and that the Company will be able to successfully increase its manufacturing capacity for Hemopure if it receives regulatory approval. Forward-looking statements are usually accompanied by words such as “believe,” “anticipate,” “plan,” “seek,” “expect,” “intend” and similar expressions. The forward-looking information is based on various factors and was derived using numerous assumptions and judgments.

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

Hemopure® [hemoglobin glutamer — 250 (bovine)], or HBOC-201, is approved for sale in South Africa for the treatment of surgical patients who are acutely anemic. Our current clinical development efforts for Hemopure are focused and expected to be focused on potential indications in anemia and cardiovascular ischemia and on supporting the U.S. Navy’s government-funded efforts to develop a potential out-of-hospital trauma indication. In the area of anemia, we have an application for market authorization pending in the United Kingdom for acutely anemic adult orthopedic surgery patients under age 80 when blood is not readily available or not an option. We are also preparing a protocol to conduct a clinical trial in patients with advanced, life-limiting illness to evaluate Hemopure on its oxygen-carrying capacity to increase perfusion and improve the quality of life in these patients.

Our veterinary product Oxyglobin® [hemoglobin glutamer — 200 (bovine)], or HBOC-301, the only oxygen therapeutic approved by the U.S. Food and Drug Administration (FDA) and the European Commission, is indicated for the treatment of anemia in dogs. We have sold approximately 200,000 units of Oxyglobin. Since 2004 we have operated our manufacturing facilities at low production to conserve funds and have limited Oxyglobin sales. We anticipate increasing Oxyglobin manufacturing and will seek increased sales in 2008.

Red blood cells carry nearly all of the oxygen in our bodies. Medical conditions such as anemia or ischemia can compromise the delivery of oxygen to the body’s tissues. Anemia is a decrease in the concentration of red blood cells or hemoglobin in circulation caused by blood loss for example, from injury or surgery, or by other causes, such as disease or chemotherapy treatment. Ischemia is a decrease or lack of red blood cell flow to an organ or area of the body due to obstructed or constricted blood vessels, as in heart attack, stroke and certain medical procedures. Oxygen deprivation, even for several minutes, can result in cell damage, organ dysfunction and, if prolonged, death.

Research

During the fourth quarter of fiscal 2007, the U.S. Navy agreed to buy Hemopure and seven different modifications of Hemopure for preclinical testing. Biopure formulated and manufactured the modified versions of Hemopure to test hypotheses concerning changes in formulation in relation to physiological effects. The Navy has made grants to eight institutions aggregating in excess of $1.7 million for testing the modifications and is conducting research at Navy facilities with Navy preclinical investigators. Based on information to date, all of which is interim, we do not anticipate that these modifications will supplant Hemopure. Proceeds to the Company from the product sales are expected to aggregate $1.6 million.

Ischemia

We are currently pursuing an ischemia clinical trial program in Europe and South Africa. Our trials in ischemia are described below (as of January 23, 2008).

•	Cardiopulmonary Bypass Surgery. In 2006, patient enrollment began in a Phase 2 clinical trial designed as a non-randomized, multi-center, trial in patients undergoing multi-vessel coronary artery bypass graft (CABG) surgery. The objective of this trial is to assess the safety and feasibility of Hemopure in reducing heart damage, as measured by cardiac enzyme elevation, and enhancing tissue preservation during CABG surgery. Secondary endpoints include measurements of major adverse cardiac events, kidney function, transfusion requirements, cognitive impairment and length of hospital stay. The trial design prescribes a total of 60 patients who receive either standard-of-care treatment or Hemopure containing approximately 60 grams of hemoglobin prior to CABG surgery. The trial has enrolled 51 patients.

•	Wound Healing. In 2006, patient enrollment also began in a Phase 2 clinical trial to assess the safety and feasibility of Hemopure in increasing the incidence of complete wound healing and reducing the need for subsequent amputations in patients with severe vascular disease who are undergoing limb amputation. The rationale for this pilot trial was that the product might promote wound healing by transporting oxygen through partially blocked arteries to oxygen-deprived tissues. Because of slow enrollment, we stopped this trial at the end of 2007 after enrolling 16 of the proposed 100 patients. We concluded that the slow enrollment in the trial was largely due to trial design that did not take into account different clinical practices across institutions and countries.

•	Cardiac Procedures — Percutaneous Coronary Intervention (PCI). Our first pilot ischemia trial was designed to assess the product’s safety in patients with single-vessel coronary artery disease who were undergoing angioplasty and stenting procedures, or PCI. This Phase 2 trial, which was completed in 2005, enrolled a total of 45 evaluable patients at five hospitals in Germany, Belgium and The Netherlands.

A second PCI trial, a study in patients with multi-vessel coronary artery disease who are undergoing PCI, was designed to capture additional safety and preliminary efficacy data to support subsequent trials in patients experiencing a heart attack. The hypothesis the trial was intended to test is that Hemopure may improve oxygenation and heart function during times of coronary artery blockage.

In the trial, patients undergoing coronary balloon angioplasty were administered Hemopure. A key objective was to study whether intracoronary delivery of Hemopure lessens ischemia as measured by standard tests.

This proof of concept trial enrolled five patients, all at the Erasmus Medical Center in Rotterdam, The Netherlands. The protocol had allowed for an enrollment of up to 10 subjects. However, the investigator stopped enrollment at the end of 2007, after concluding that the results from five patients were sufficient to show a trend toward proving the principle being tested.

Trauma

Proposal before FDA.  We have been working under a cooperative research and development agreement (CRADA) with the U.S. Naval Medical Research Center (NMRC) to develop Hemopure for use in trauma patients in out-of-hospital settings (for example, at accident scenes, in ambulances or on the battlefield). In June 2005, the NMRC submitted an IND application to the FDA for a clinical trial called RESUS (Restore Effective SUrvival in Shock). The application, which has been on clinical hold at the FDA since July 2005, proposes a government-funded, NMRC-sponsored clinical trial to assess the safety and efficacy of out-of-hospital administration of Hemopure in reducing morbidity and mortality in severely injured patients experiencing hemorrhagic shock (acute blood loss). Under the CRADA, NMRC has primary responsibility for developing, seeking FDA acceptance of and conducting the RESUS trial.

Following an all-day hearing in December 2006, FDA’s Blood Products Advisory Committee (BPAC) voted 11 to 8, with one abstention, to recommend against proceeding with the trial as then designed, despite all trauma surgeons on the BPAC voting in favor of and recommending the carrying out of the trial. However, in view of the product’s potential benefit in this patient population, committee members suggested, among other things, that RESUS be modified as a smaller, pre-hospital Phase 2 trial designed to provide safety and efficacy data in a few hundred patients. The Navy revised the protocol accordingly, but, during the fourth quarter of 2007, the FDA has maintained its clinical hold.

In order for RESUS to proceed, the FDA must lift the clinical hold, and the Department of Defense and the internal review boards of participating hospitals in the communities where the study would take place must provide final authorization.

Ongoing Trauma Trial.  At the Johannesburg Hospital Trauma Unit in South Africa, we are sponsoring a 50-patient Phase 2 safety trial of Hemopure, in the hospital emergency room setting, for treatment of unstable trauma patients who have significant blood loss and low blood pressure. In early fiscal 2007, an independent data safety and monitoring board (DSMB) reviewed the data from the first 21 patients in this trial and recommended that the trial continue without modification. The role of the DSMB is to evaluate data from the ongoing trial to determine whether there are safety issues that would warrant modification of the protocol or early termination of the study. The term “blinded” means that, as the DSMB reviewed the study data for both groups of patients, those who received Hemopure and those in the control group who did not receive Hemopure, it did not know which group received Hemopure. Blinding is used to reduce potential bias that can occur when the identity of the treatments is known. We also provided these patient data to the NMRC for submission to the FDA. Enrollment in this trial has been slow and intermittent, with 32 of 50 planned patients enrolled to date.

Surgical Anemia Marketing Application

In July 2006, we submitted a marketing authorization application (MAA) to the United Kingdom’s Medicines and Healthcare products Regulatory Agency (MHRA). The application sought authorization to market Hemopure in the U.K. for the treatment of acutely anemic adult orthopedic surgery patients less than 80 years of age.

In December 2006, we received a provisional opinion letter from the United Kingdom Commission on Human Medicines containing comments and questions based on the MHRA’s review of our MAA. We met with the MHRA during 2007 and responded in full to its letter in early November 2007, requesting market authorization for the treatment of acutely anemic adult orthopedic surgery patients under 80 years of age when blood is not readily available or not an option.

The time period for the MHRA’s final decision on the response is not prescribed by law or regulation and can vary. A time period of four to six months is typical.

If a marketing authorization is granted in the U.K., we would have the option to seek registration of Hemopure for the same indication in other member states in the European Economic Area through the Mutual Recognition Procedure.

Our application in the U.K. is our first marketing application for Hemopure in Europe. Like the biologics license application (BLA) we submitted to the FDA in 2002, the MAA contains preclinical and clinical study reports and an integrated database of all of our completed clinical trials of Hemopure. This information includes data for approximately 1,500 total subjects, of which more than 800 were administered Hemopure. The MAA also contains information not in the BLA, including new, post hoc analyses of existing data from a 688-patient Phase 3 orthopedic surgery trial conducted in the U.S., South Africa, Europe and Canada and a description of the post-approval clinical experience with Hemopure in South Africa.

South Africa

Marketing.  In 2007, we began direct sales and marketing of Hemopure in South Africa, following the resignation, for financial reasons, of a marketing agent we had engaged.

We have a small staff in South Africa for training, marketing and complying with local regulations. Hemopure is now in use in some government hospitals and most private hospitals. Its use and our sales are increasing. We continue to believe the information we gain about how doctors understand and use the product should help us to plan for larger markets and other potential indications.

Regulatory.  Enrollment in clinical trials in South Africa was delayed briefly by an annual requirement, under South African import law, for us to obtain an export certificate from the U.S. Department of Agriculture (USDA). The USDA completed a routine inspection of our documents concerning traceability of raw material and issued us the required certificate. In January 2008 we resumed shipment of clinical trial material to South Africa. Product availability for sales in South Africa was not affected by the delay.

Compassionate Use

Hemopure has been administered to 21 patients since January 2007 in the U.S. on a “compassionate use” basis for the treatment of life-threatening anemia when blood transfusion was not an option. The FDA granted a single patient IND in each of these emergency situations and approved treatment for an additional 15 patients where the product was not administered. Prior to these cases, there had been no compassionate use of the product since 2000.

Scientific Publications

Scientific publications regarding Hemopure during 2007 include:

•	A study published in the Journal of Trauma Injury Infection and Critical Care 2007; 63:1113 — 1119 evaluated the cardiopulmonary (heart-lung) effects of HBOC-201 and HBOC-201 combined with a concentrated saline solution during resuscitation of pigs in hemorrhagic shock. Pigs resuscitated with the HBOC-201-concentrated saline combination had significantly reduced blood vessel constriction, lower pulmonary artery pressure and increased cardiac output compared with pigs treated with HBOC-201 alone. HBOC-201 with concentrated saline solution may be beneficial in reducing the blood vessel constrictions that often occur with HBOC-201. The mechanisms of these beneficial effects still need to be investigated.

•	A case report detailing the treatment of a 23-month old child with sickle cell anemia was detailed in the March 2007 Pediatric Hematology and Oncology Journal. This is the first case reported in the literature of a child transfused, in an emergency situation, with Hemopure.

•	Published in the Research Abstract Program of the 25th Annual ACVIM Forum, Seattle, WA, June 6-June 9, 2007 was an abstract describing a study performed over a 4-year period that evaluated Oxyglobin infusions in cats. During the period of 2002 to 2006, 46 anemic cats received 61 infusions of Oxyglobin. The overall survival rate was 84%, with 54% (25 cats) being discharged. The abstract concludes that Oxyglobin should be used cautiously in cats with cardiac disease, especially with concurrent blood transfusions and crystalloid infusion, to avoid fluid overload.

•	An article published in the journal Shock, Vol. 27, No. 6 pp 652-656, 2007, reported on the study of HBOC-201 as a resuscitation therapy in a combined hemorrhagic shock and brain injury model. The results suggest that resuscitation with HBOC-201 protects auto regulatory mechanisms and may reduce secondary brain injury in traumatic brain injury.

•	The journal Artificial Cells, Blood Substitutes, and Biotechnology published a study in September, 2007 that presented a mathematical model. The study suggests that the use of HBOCs should result in the overall reduction in blood use when used to treat surgical patients post operatively.

Board of Directors

On April 4, 2007, the board of directors of Biopure Corporation elected Allan Ferguson as a director and a member of the nominating committee, now the nominating and governance committee, of the board. Mr. Ferguson is also a director of Autoimmune Inc., TransMedics Inc., Ulthera Inc., Xthetix Inc., and ZONARE Medical Systems. He retired as a senior partner of 3i’s Venture Capital Group in March 2007. He previously served as a Biopure board member from December 1988 to December 1990, in connection with 3i’s investment in the Company. On April 4, 2007, Charles A. Sanders M.D. retired from the board after ten years of service as a board member and, for several years, as nonexecutive chairman of the board.

Non-Compliance with Nasdaq Listing Requirements

On April 23, 2007, our common stock became listed on the Nasdaq Capital Market. We applied for listing on this market because we were out of compliance with Nasdaq’s $1.00 minimum bid price requirement for continued listing. Transferring from the Nasdaq Global Market to the Nasdaq Capital Market averted a delisting notice and permitted us to take advantage of an additional 180-day compliance period offered on the Nasdaq Capital Market to satisfy the minimum bid requirement. On October 15, 2007 we regained compliance through a reverse stock split that raised the minimum bid price for our Common Stock above $1.00. On December 14, 2007 we received notice from the Nasdaq Stock Market that the closing bid price had again fallen and remained below $1.00 for 30 consecutive business days. We are now out of compliance with Nasdaq’s $1.00 minimum bid price requirement for continued listing set forth in Marketplace Rule 4310(c)(4). This notification has no effect on the listing of our Common Stock at this time.

In accordance with Marketplace Rule 4310 (c)(8)(D), we have 180 calendar days or until June 11, 2008, to regain compliance by having the bid price of our Common Stock close at $1.00 per share or more for at least 10 consecutive business days. If we do not regain compliance by June 11, 2008, Nasdaq will determine whether we meet the initial listing criteria set forth in Marketplace Rule 4310 (c), except for the bid price requirement. If we meet the initial listing criteria, we expect to be granted an additional 180 calendar day compliance period. If we do not demonstrate compliance within the compliance period, we will be issued a delisting letter. According to the letter, if we are deemed not eligible for an additional compliance period, Nasdaq will provide written notification that the securities will be delisted.

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

Biopure, Hemopure, Oxyglobin and Oxygen Bridge are registered trademarks of Biopure.

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

The causes of inadequate tissue oxygenation generally can be classified into three categories:

•	anemia — a decrease in the concentration of red blood cells in the circulation associated with blood loss (for example from injury or surgery) or other disorders, for example.

•	ischemia — a decrease or lack of red blood cell flow to an organ or body part due to obstructed or restricted blood vessels, as in heart attack, stroke and certain medical procedures.

•	inadequate perfusion — conditions, such as cardiopulmonary failure, in which the heart’s inability to pump sufficient quantities of blood to meet the oxygen needs of the tissues or the failure of the lungs to oxygenate blood adequately can cause tissue damage.

A red blood cell transfusion is the standard therapy for anemia resulting from blood loss. Sources of red blood cells for transfusions include stored supplies of donated blood or of the recipient’s own pre-donated blood. Healthcare professionals may also use medications that stimulate red blood cell production if anemia is anticipated, for example, in the case of planned surgery.

In trauma situations, victims may have massive bleeding resulting in rapid loss of blood volume and oxygen-carrying capacity. Blood typing and handling requirements, particularly refrigeration, limit the feasibility of using red blood cell transfusions in pre-hospital emergency treatment. Existing alternatives to red blood cell transfusions are limited. In an effort to stabilize trauma patients, emergency caregivers typically administer commonly used intravenous fluids, such as Ringer’s lactate or saline. Ringer’s lactate consists of water and electrolytes and generally is administered into the veins of patients who have lost substantial amounts of bodily fluids as a result of bleeding, vomiting or diarrhea. Both Ringer’s lactate and saline restore blood volume but do not carry oxygen.

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

The average stabilized hemoglobin molecule in Hemopure is less than 1/100,000,000th the size of a red blood cell. Upon infusion into a patient’s bloodstream, this stabilized hemoglobin spreads throughout the plasma, the fluid part of blood. Thereby Hemopure increases the oxygen content of the plasma. The plasma containing Hemopure is in continuous contact with blood vessel walls, where oxygen transport to tissues takes place. Plasma flows everywhere that blood ordinarily flows and can also bypass partial blockages or pass through constricted vessels that are too small for the normal passage of red blood cells.

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

The following chart lists the characteristics of Hemopure insofar as its characteristics may apply to treating anemia and oxygenating tissue in conditions where ischemia could occur:

Characteristic

Oxygen transport	Red blood cells and Hemopure molecules in plasma
Storage	Room temperature (2[o] to 30[o] C); no loss of efficacy during storage
Shelf life	36 months
Compatibility	Universal
Preparation	Ready-to-use
Viscosity	Low

Hemopure is stable without refrigeration for 36 months (2 degrees to 30 degrees centigrade) and for 18 months at elevated temperature (40 degrees centigrade), and is compatible with all blood types. These properties permit the product to be stocked well in advance of anticipated use. Consequently, when blood is not available, Hemopure could be used to provide temporary oxygen-carrying support to a patient until the needed type and quantity of red blood cells arrive, until the patient can be transported to a hospital or until a patient’s body replenishes its own red blood cells. Also, as described above, the product’s small molecular size permits it to oxygenate through the plasma and thereby act as a potential therapeutic in ischemic conditions, where red blood cell transfusions are generally not indicated. These factors have contributed to our focus on cardiovascular ischemia and out-of-hospital trauma. Until mid 2004, most of our efforts had focused on developing Hemopure for use as an alternative to red blood cell transfusions in surgical patients.

Hemopure has certain disadvantages when compared to red blood cells. Transfused red blood cells have a longer duration of action and can persist in the body for an estimated 60 to 90 days. Hemopure has an average half-life of 19 hours and, depending on the degree of the patient’s anemia, may require repeat administration. In addition, it is anticipated that Hemopure will be more expensive than transfused red blood cells when compared on a unit-to-unit basis. Furthermore, the maximum dose (10 units) of Hemopure studied in clinical trials to date may provide temporary oxygen-carrying support, or an Oxygen Bridge, but may not meet the long-term needs required to completely avoid red blood cell transfusions in patients experiencing massive blood loss.

Biopure’s Products

Our two products, Hemopure and Oxyglobin, are oxygen-carrying biological drugs called “oxygen therapeutics.”

In 2001, South Africa’s Medicines Control Council granted marketing approval for Hemopure for the treatment of adult surgical patients who are acutely anemic and for the purpose of eliminating, delaying or reducing the need for red blood cell transfusions in these patients. Since this approval, over 450 patients in South Africa have received Hemopure. In 2006 we realized our first sale. In 2007 we began to market the product directly, rather than through a distributor, and now we are seeing gradual adoption of the product in the market.

We have completed 22 clinical trials investigating the use of Hemopure, with a total enrollment of 1,512 subjects, of whom 835 were administered Hemopure. Our ongoing trials are described under “Developments” above. Our research and development expenditures during the fiscal years 2005 through 2007 were $5,322,000, $6,662,000 and $6,972,000, respectively.

Oxyglobin, our veterinary product, is approved for sale in both the United States and the European Union for the treatment of anemia in dogs, regardless of the cause of the anemia. Oxyglobin is marketed and sold to veterinary hospitals, and commercial sales of Oxyglobin have resulted in thousands of administrations in animals.

Hemopure

We believe Hemopure can be developed for several indications. In addition to the product’s approved surgical anemia indication in South Africa described above, we believe that preclinical animal studies and observations from our human clinical trials and post approval use in South Africa support clinical investigation of ischemia and trauma as well as other anemia applications.

Trauma

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

In March 2003, the U.S. Naval Medical Research Center (NMRC) signed a collaborative research and development agreement (CRADA) with Biopure to help fund and conduct a two-stage randomized, standard therapy controlled trial of Hemopure in out-of-hospital resuscitation of patients in severe hemorrhagic shock as a result of traumatic injury. Entitled “Restore Effective Survival in Shock” (RESUS), the trial was intended to support an indication for out-of-hospital military and civilian trauma applications. The status of the proposed RESUS trial is described above under “Developments — Trauma.”1

To date, the U.S. Congress has appropriated $22.5 million to the Department of Defense ($16 million to the Navy, $6.5 million to the Army) for the development of Hemopure in potential civilian and military trauma applications.2 Of this amount, approximately $1.6 million has been reverted due to delays in initiating the RESUS clinical trial. The funding is being used for the Navy’s proposed RESUS clinical trial and has supported preclinical studies of the product in animal models of hemorrhagic shock (acute blood loss), including those that mimic military trauma scenarios.

1 Completion of the proposed RESUS clinical trial of Hemopure in trauma may be contingent upon further funding.
2 $5,102,306 is from Grant DAMD17-02-1-0697. The U.S. Army Medical Research Acquisition Activity, 820 Chandler Street, Fort Detrick, MD 21702-5014, is the awarding and administering acquisition office.

Biopure is sponsoring a separate, Phase 2 clinical trial in South Africa that is designed to assess the safety and tolerability of Hemopure, in a hospital setting, for emergency treatment of unstable patients who have significant blood loss as a result of blunt or penetrating trauma. The status of this ongoing in-hospital trauma trial is described above under “Developments — Trauma.”

Ischemia

Inadequate tissue oxygenation due to partial vessel blockage or constriction can cause heart attack, angina, transient ischemic attack, and stroke. In these situations, treatment with red blood cell transfusions is generally not indicated because red blood cells are too large to pass through or around blockages. In contrast, the ability of Hemopure molecules to circumvent partial blood vessel occlusions could potentially benefit patients suffering from ischemic conditions by supplying oxygen to tissues that red blood cells cannot reach. The status of our ischemia clinical program is under “Developments — Ischemia.”

Anemia: Surgery, Other

Hemopure, if approved, could serve as an alternative to red blood cell transfusions by providing a temporary Oxygen Bridge until red blood cells become available or are produced by the body. We do not expect Hemopure to eliminate the need for red blood cell transfusions in all situations. However, the oxygen-carrying properties, storage and other advantages of Hemopure, described above under “Biopure’s Oxygenation Technology,” address many of the limitations associated with red blood cell transfusions.

We believe that our clinical trials have demonstrated the efficacy of Hemopure as an alternative to red blood cell transfusions in patients undergoing elective orthopedic surgery, as measured by the avoidance of red blood cell transfusions in these patients. Nevertheless, in reviewing our trial results, the FDA has raised efficacy as an issue. In advanced clinical trials, the product’s efficacy as an oxygen therapeutic was evaluated by determining the percentage of patients given Hemopure who did not require a subsequent transfusion of red blood cells. In these trials, Hemopure was administered only to patients who needed a red blood cell transfusion. The trial design limited the amount of Hemopure that could be infused and the number of post-operative days during which it could be infused. Elimination was deemed to occur if the patient did not require a subsequent red blood cell transfusion during a pre-specified period. Elimination was deemed not to occur if the patient was administered a red blood cell transfusion for any reason during a pre-specified period. Despite the protocol limitations, the clinical trials of Hemopure that have been completed and analyzed for efficacy, with patients in a control group receiving red blood cells, met or exceeded their endpoint of elimination of red blood cell transfusions in a stated percentage of patients.

The following chart summarizes the red-blood-cell-controlled Phase 2 and Phase 3 clinical trials of Hemopure that we have completed.

				% of Patients
			No. of Total	Treated with
		Dosing: Grams	Patients/No. of	Hemopure that
		Hemoglobin	Patients Treated	Avoided Red Blood
Type of Surgery	Development Status	(Units Hemopure)	with Hemopure	Cell Transfusion

Elective orthopedic surgery	Phase 3 trial completed in U.S., Canada, Europe and South Africa	Up to 300 grams (10 units) over 6 days before, during or after surgery	688/350	59%
Non-cardiac elective surgery	Phase 3 trial completed in Europe and South Africa	Up to 210 grams (7 units) over 6 days before, during or after surgery	160/83	43%
Post cardiopulmonary bypass surgery	Phase 2 trial completed in the U.S.	Up to 120 grams (4 units) over 3 days post-surgery	98/50	34%
Aortic aneurysm reconstruction surgery	Phase 2 trial completed in the U.S. and Europe	Up to 150 grams (5 units) over 4 days; first dose administered during or after surgery	72/48	27%

Safety Summary.  In 21 clinical trials completed prior to filing our orthopedic surgery BLA, 797 patients received Hemopure and 661 control group patients received donated (also referred to as “allogenic”) red blood cells and/or colloidal or crystalloid fluids. Some patients in the Hemopure-treated group subsequently received allogenic red blood cells and/or other fluids.

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

The FDA expressed concerns about the Hemopure marketing application, or BLA, based on safety and efficacy questions arising primarily from the FDA’s analysis of the Phase 3 orthopedic surgery trial data submitted in the BLA. Our application in the U.K. is our first marketing application for Hemopure in Europe. Like the BLA we submitted to the FDA in 2002, the MAA contains preclinical study reports and an integrated database of all of our completed clinical trials of Hemopure. The MAA also contains information not in the BLA, including new, post hoc analyses of existing data from our Phase 3 orthopedic surgery trial,

•	interim data from our ongoing trauma trial and

•	data from our percutaneous coronary intervention trial completed in 2005 and

•	a description of the post-approval clinical experience with Hemopure in South Africa.

Additional Anemia Research

The Company has also decided to draw on the body of research it has amassed in preclinical and clinical studies involving anemia in surgery patients to develop new indications. Thus, the Company is assessing the feasibility of two other possible trials. One possible trial would examine Hemopure’s potential, owing to its oxygen-carrying capacity, to increase perfusion and improve the quality of life in patients with advanced life-limiting illness. The study would measure, using well established methods, both quantitative and qualitative outcomes. Anemia is a significant but understudied problem in terminally ill patients. In a recent study of 105 palliative care patients, of whom 95 had advanced cancer, anemia was found in 77% of men and 68% of women.

Another possible trial would examine the potential erythropoietic effect of Hemopure as an alternative to or in conjunction with erythropoietin stimulating agents (ESAs) such as the marketed drugs Aranesp or Procrit, which enhance the production of red blood cells. Recently the FDA has required a label warning about the use of ESAs, and reported sales of those products have declined. The proposed Hemopure study would collect safety and preliminary efficacy data. Biopure has observed evidence in previous clinical trials that Hemopure may have such an effect. This would be our first clinical trial to test the hypothesis.

In the Phase 2 multicenter, double-blinded, post-cardiopulmonary bypass clinical trial described above, which compared the post operative use of Hemopure to donated red blood cells in cardiac surgery, the hematocrit, or packed red blood cell volume as a percentage of total blood volume, was similar for both the Hemopure-infused and the red blood cell-infused patients on the sixth day following surgery. Both groups maintained this similarity when measured again at the follow-up visit 28 days after surgery. A red blood cell transfusion infuses red blood cells into the patient’s blood stream. An infusion of Hemopure does not. Consequently, the similarity of red blood cell volume in both groups of patients suggests that Hemopure may promote the regeneration of red blood cells. The use of Hemopure as an erythropoietic agent is also supported by at least one Biopure preclinical study.

Oxyglobin

Our veterinary product, Oxyglobin, is similar to Hemopure except for its molecular size. The FDA Center for Veterinary Medicine approved Oxyglobin in 1998 and the European Commission approved it in 1999, in both cases for the treatment of canine anemia, regardless of the cause of the anemia. Anemia in dogs often results from blood loss, disease or ineffective red blood cell production. Oxyglobin sales were $2.1 million in fiscal 2007, $1.3 million in fiscal 2006 and $1.2 million in fiscal 2005. Although one of our customers accounts for more than 10 percent of Oxyglobin sales, we are not dependent upon a single customer or group of customers, the loss of which would have a material adverse effect on our Oxyglobin business.

As of December 31, 2007, December 31, 2006 and December 31, 2005, we had no backorders for Oxyglobin.

Manufacturing

We use proprietary and patented purification and polymerization processes in the manufacture of our oxygen therapeutic products. Our scientific and engineering team has designed and managed the construction of our large-scale process specific equipment and our commercial scale manufacturing facilities. In addition, this team developed the proprietary computer program that operates and monitors most aspects of this process. We have produced both Hemopure and Oxyglobin since 1991.

Raw Material Source

Our products consist of bovine hemoglobin that has been purified, chemically modified and cross-linked for stability. Controlled herds of U.S. cattle raised for beef provide the raw material, bovine hemoglobin, used in our products. Cattle must meet the requirements of a herd management program we have in place to assure the origin, health, feed and quality of the cattle to be used as a raw material source. Our suppliers contract to maintain traceable records on animal origin, health, feed and care as part of our effort to assure the use of controlled, healthy animals.

Raw Material Collection and Safety

We collect bovine whole blood into individual pre-sanitized containers, and then transport the containers to a separation facility. Prior to collection, the animals undergo live inspection. Then, following blood collection, each animal carcass undergoes U.S. Department of Agriculture (USDA) inspection for use as beef for human consumption. If an animal carcass is retained for further inspection by the USDA veterinarian, we reject the corresponding container of whole blood.

Our process has been validated, in accordance with regulatory agency guidelines, to remove potential pathogens in the raw material. Validation requires repeated testing to document that the process consistently meets performance requirements. Pathogens include bacteria, viruses such as those leading to hepatitis and AIDS, and the transmissible spongiform encephalopathy (TSE) agents that cause rare neurological disorders such as “mad cow disease” and its human equivalent. Health and regulatory authorities have given guidance directed at three factors to control these diseases: source of animals, nature of tissue used and manufacturing process. We comply with, and believe we exceed, all current guidelines regarding such risks for human pharmaceutical products, including raw material safeguards proposed by the FDA in January 2007. In addition, the European Directorate for the Quality of Medicines (EDQM) granted a “Certification of Suitability of Monographs of the European Pharmacopoeia” for our veterinary product, Oxyglobin, in 2001 and for Hemopure in fiscal 2003. In August 2005, the European Directorate issued updated certificates for both products. This certification is required for all human and veterinary medicinal products that are manufactured from ruminant materials and marketed in the European Union, and it represents the Council of Europe’s official acknowledgment of the acceptability of Oxyglobin and Hemopure with regard to TSE agents.

Manufacturing Processes

Manufacture of Hemopure and Oxyglobin occurs in four major steps: First, bovine blood is processed to remove plasma and then to remove the hemoglobin protein from red blood cells. The hemoglobin is then purified of other red cell proteins. Next, the purified hemoglobin is stabilized by the addition of a cross-linking agent to form hemoglobin polymers, or masses of molecules bound together. For Hemopure there is an additional filtering step to remove the smaller hemoglobin molecules. For both Hemopure and Oxyglobin the polymers are then placed in a solution suitable for infusion. Finally, we put the product through sterilizing filters and into sterile bags.

Marketing

Hemopure

Our plan is to market Hemopure to hospitals and for pre-hospital environments where needed and permitted. We also recognize that it is crucial to establish a core understanding among opinion leaders that Hemopure fills an important medical need and that systematic development of opinion leader support is necessary. We expect to use publications and educational forums, such as seminars and presentations at meetings of medical specialists. Following marketing approval in South Africa, we trained approximately 400 doctors and nurses there in the use of the product. We also made units available for use in South Africa without charge.

We have a small staff in South Africa. In January 2006, we shipped product to South Africa to support the start of sales and marketing activities for Hemopure in that country and began selling. A marketing agent we appointed in 2005 for South Africa decided not to continue to market Hemopure effective in early 2007. Consequently, we hired representatives and have been marketing Hemopure direct since April 2007. Hemopure revenues in South Africa were $143,000 in 2007 and $37,000 in 2006, when the first sale occurred.

If Hemopure is approved for marketing elsewhere, we will explore various means of selling. Among other options, we may seek to enter into licensing or co-marketing agreements for parts of or the entire world. Alternatively, we could engage contract sales organizations, contract pharmaceutical companies that supply sales services or recruit and train our own marketing and sales force.

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

We sell Oxyglobin direct to veterinarians in the United States, although we expect to enter into marketing arrangements with one or more third parties in order to expand Oxyglobin sales. We sell Oxyglobin through distributors in Europe. Total foreign revenues from Oxyglobin sales were $614,000 in fiscal 2007, $278,000 in fiscal 2006 and $277,000 in fiscal 2005. Oxyglobin revenues in the United States were $1.5 million in 2007, $990,000 in 2006 and $883,000 in 2005.

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

We expect the competitive factors for our oxygen therapeutics to be efficacy, safety, ease of use and cost. We believe that we have significant advantages as compared to our competitors’ pharmaceuticals, including:

•	patents covering our processes, our products and their uses;

•	long-term room and elevated temperature stability;

•	an operational manufacturing facility;

•	marketing approval in South Africa; and

•	FDA and European Commission approvals of Oxyglobin and the facilities that produce it, and usage of the product by veterinarians.

Some of our competitors and potential competitors may have greater financial and other resources to develop, manufacture and market their products. We believe the most immediate competition comes from companies currently conducting clinical trials of investigational hemoglobin solutions. Publicly traded Northfield Laboratories Inc. and privately held Sangart Inc. use hemoglobin extracted from human red blood cells as the raw material for their respective products. Northfield has completed a pivotal, U.S. Phase 3 trial in trauma patients, and has stated its intention to file a BLA in 2008. Sangart reports that it has completed a 90-patient clinical safety trial in Sweden in patients undergoing hip replacement and is conducting a single-center Phase 2 safety trial in the U.S. in cancer patients undergoing total prostatectomy. Sangart also reports that it has initiated in Sweden a Phase 2 clinical study in chronic critical limb ischemia (CCLI) patients and has started in Europe a Phase III study in elective orthopedic patients to determine whether Hemospan can reduce hypotension. It also appears that a privately held company may begin a Phase 2 trial of a human-derived hemoglobin solution in the U.S. in cardiogenic shock.

We are aware generally that there are other companies researching the use of hemoglobin as a therapeutic, including programs in China and Japan. We believe that these programs are in the preclinical stage of development, although China’s government-funded initiative may enter clinical testing as early as this year.

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

In the field of perfluorocarbons, publicly traded Synthetic Blood International Inc. has completed an open-label, proof-of-concept Phase 2a clinical trial in eight patients with traumatic brain injury. They have announced plans to initiate three pre-clinical studies in sickle cell disease, spinal cord injury and stroke. Publicly traded Alliance Pharmaceutical Corporation received in May 2007 regulatory authorization in France to initiate a Phase 2 clinical trial to prevent post-operative gastrointestinal disruption resulting from lack of oxygen during major surgery.

In the area of cardiovascular ischemia, we can expect to encounter competition from medical devices and drugs on the market or currently under development. For example, privately held KAI Pharmaceuticals Inc. has reported the completion of a Phase 1/2 clinical trial of its product to reduce ischemia and reperfusion injury during treatment of heart attack. Competitive factors in ischemia indications could include cost, ease of use and efficacy, as well as financial ability to market the device or therapy.

Biopure knows of no companies developing oxygen therapeutic products intended to compete with Oxyglobin in the veterinary market. Oxyglobin may compete with donated blood, however.

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

In total, we have 21 U.S. patents granted and two applications pending relating to our oxygen therapeutics. Our granted U.S. patents include:

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

Research and Development Expenses

We spent $6,972,000 in fiscal 2007 and $6,662,000 in fiscal 2006 on research and development, of which $281,000 and $410,000 was funded by the U.S. Government. Further discussion and the definition of “research and development” as reported in our financial statements are set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Employees

As of December 31, 2007, we employed 86 persons.

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

In the United States, Hemopure is regulated as a human biologic. The steps required before approval of a biologic for marketing in the United States generally include:

•	preclinical laboratory tests including animal tests;

•	the submission to the FDA of an Investigational New Drug, or IND, application for human clinical testing, which must become effective before human clinical trials may lawfully commence;

•	adequate and well-controlled human clinical trials to establish the safety and efficacy of the product;

•	the submission to the FDA of a biologics license application or BLA;

•	FDA review of the BLA; and

•	satisfactory completion of an FDA inspection of the manufacturing facilities at which the product is made to assess compliance with current good manufacturing practices, which include elaborate testing, control, documentation and other quality assurance procedures.

The testing and approval process requires substantial time, effort and financial resources. After approval is obtained, a supplemental approval generally is required for each proposed new indication, often accompanied by data similar to that submitted with the original BLA.

Preclinical studies include laboratory evaluation of the product and animal studies to assess the safety and potential efficacy of the product. The results of the preclinical studies, together with manufacturing information and analytical data, are submitted to the FDA as part of the IND. The IND becomes effective automatically in 30 days unless the FDA, before that time, raises concerns or questions and imposes a “clinical hold.” In such a case, the IND sponsor, in our case Biopure, and the FDA must resolve any outstanding concerns before the trial can proceed. Once trials have commenced, the FDA may stop the trials, or particular types of trials, by imposing a clinical hold because of concerns about, for example, the safety of the product being tested or the trial design.

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

New Drug Approval for Veterinary Use

New drugs for companion animals must receive New Animal Drug Application, or NADA, approval prior to being marketed in the United States. The requirements for approval are similar to those for new human drugs. Obtaining NADA approval requires preclinical studies and clinical field trials and the submission of an Investigational New Animal Drug Application. Manufacturing compliance with GMP and inspection of the manufacturing facility are also required.

Pervasive and Continuing Regulation

Any product approvals that are granted remain subject to continual FDA review, and newly developed safety or efficacy data may result in withdrawal of products from the market. Moreover, if and when FDA approval is obtained, the manufacture and marketing of Hemopure would remain subject to extensive regulatory requirements administered by the FDA and other regulatory bodies, including continuing compliance with current good manufacturing practices, adverse event reporting requirements and the FDA’s general prohibitions against promoting products for unapproved or “off-label” uses. We would be subject to inspection and market surveillance by the FDA for compliance with these requirements. Failure to comply with the requirements can, among other things, result in warning letters, product seizures, recalls, fines, injunctions, suspensions or withdrawals of regulatory approvals, operating restrictions and criminal prosecutions.

We are also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and hazardous substance disposal.

Foreign Regulation

We are subject to a variety of regulations governing clinical trials and sales of our products outside the United States, including in South Africa and the European Union. Prior to the commencement of product marketing in a country, we must obtain approval of our products by the comparable non-U.S. regulatory authorities whether or not we have obtained FDA approval. The approval process varies from country to country and the time needed to secure approval may be longer or shorter than that required for FDA approval. These applications require the completion of extensive preclinical and clinical studies and manufacturing and controls information. If marketing authorization is granted in a European Union country, the Company could then seek registration of the product in other member states in the European Economic Area through the Mutual Recognition Procedure.

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

Executive Officers of the Registrant

The executive officers of Biopure are as follows:

Zafiris G. Zafirelis, 63, has been President, Chief Executive Officer and a director of Biopure since June 2004. In January 2006 he was appointed Chairman of the Board. From 2002 to 2004, he was Chief Executive Officer and a director of MedQuest Products, a developer of implantable ventricular assist devices. From 1996 until 2002, he was Chief Executive Officer of Cardiac Assist, Inc., where he also served as a director beginning in 2000. He holds a graduate diploma in chemistry from the University of Rhodesia and an M.B.A. from the University of Southern California.

Jane Kober, 64, has been Senior Vice President, General Counsel and Secretary of Biopure since 1998. From June 1989 to April 1998, she was a partner in LeBoeuf, Lamb, Greene & MacRae, LLP. Ms. Kober holds a J.D. degree from Case Western Reserve University, an M.A. degree from the University of Chicago and a B.A. in English from the Pennsylvania State University. She serves as a director of HTV Industries, Inc.

David A. Butler, 63, was appointed Interim Chief Financial Officer of the Company effective December 17, 2007. Mr. Butler’s experience includes the position of Vice President, Finance and Administration (Chief Financial Officer) of Millard Group, Inc., a services and consulting company, from 2000 to 2007. From 1997 until 2000 he was Vice President, Finance, Chief Financial Officer and Treasurer of Circe Biomedical, Inc., a development-stage medical device manufacturer.

Geoffrey J. Filbey, 64, joined Biopure in 1985 and has served as Vice President, Engineering since 1995. Mr. Filbey previously worked at Stone & Webster Engineering Corporation for 14 years as a project manager and process engineer. He holds a B.Sc. degree in engineering from the City University in London, England.

Barry L. Scott, 58, has been Vice President, Business Development since June 2002. From 1998 until 2002; Mr. Scott worked for Bristol-Myers Squibb Company, most recently as Vice President, International Business Development, Europe. From 1996 until 1998 he was the general manager of Bristol-Myers Squibb, Ltd., South Africa. Mr. Scott holds the Diploma in Education from the University of Rhodesia and the Diploma in Marketing Management from the Institute of Marketing Management, South Africa.

Item 1A.	Risk Factors

Company Risks

We have a history of losses and expect future losses.

We have had annual losses from operations since our inception. In the fiscal years ended October 31, 2005, 2006 and 2007, we had losses from operations of $29.1 million, $26.9 million and $36.8 million, respectively. We had an accumulated deficit of $562.0 million as of October 2007. We anticipate that we will continue to generate losses for the next several years. Even if Hemopure were to be approved by the FDA or we obtain marketing authorization in another major market, we might not be able to achieve profitable operations.

We could fail to remain a going concern.

We expect that our cash on hand and forecasted sales will fund operations into July 2008. Additional funds may not be available to us thereafter or on terms that we deem acceptable, if they are available at all. Our independent registered public accounting firm has modified their report for our fiscal year ended October 31, 2007 with respect to our ability to continue as a going concern.

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

To remain a going concern, we require significant funding. The inclusion of a going concern modification in Ernst & Young LLP’s audit opinion for fiscal 2007 may materially and adversely affect our stock price and our ability to raise new capital.

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

The development and regulatory processes for seeking and obtaining regulatory approval to market Hemopure has been and will continue to be costly. We will require substantial working capital to develop, manufacture and sell Hemopure and to finance our operations until such time, if ever, as we can generate positive cash flow. If Hemopure is approved for sale in the U.S. or the European Union, we expect that we will need to increase our manufacturing capacity, for which we will require significant additional funding. If additional financing is not available when needed or is not available on acceptable terms, we may be unable to successfully develop or commercialize Hemopure or to continue to operate. A sustained period in which financing is not available could force us to go out of business. If the U.S. Navy does not continue its development of Hemopure for a trauma indication, we will likely cease development of Hemopure for that indication because of limited resources.

If we fail to obtain FDA approval to market Hemopure, we will be highly adversely affected.

We will not be able to market Hemopure in the U.S. unless and until we receive FDA approval. In pursuing both the ischemia and anemia indications for Hemopure, as a prerequisite to further clinical trials for Hemopure in the U.S., we must address ongoing FDA questions. We have been delayed, and could be further delayed, in responding, either by outside contractors’ failure or inability to complete their tasks in a timely manner, our own staff limitations or by other unanticipated delays or difficulties and lack of resources. The FDA to date has found inadequate the responses of the U.S. Naval Medical Research Center (NMRC) to questions raised in connection with its proposal to conduct a trial of Hemopure in trauma patients in the out-of-hospital setting. If the FDA finds future responses made by us or the NMRC to be inadequate, we would be unable to pursue indefinitely development of Hemopure in the U.S., a very large, key market.

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

In the case of the trauma indication, the NMRC has primary responsibility for designing, seeking FDA acceptance of and conducting a clinical trial of Hemopure for out-of-hospital treatment of trauma patients in hemorrhagic shock. In 2005, it proposed a two-stage Phase 2b/3 clinical trial, which was placed on an FDA clinical hold. The FDA’s Blood Products Advisory Committee in December 2006 recommended that the trial be redesigned as a Phase 2 trial. The NMRC submitted a Phase 2 protocol, which continues to be on clinical hold. The FDA may not approve the redesigned Phase 2 trial. If the FDA ultimately lifts the clinical hold and the RESUS trial, as it may be redesigned, is commenced and concluded, the trial results may not lead to FDA marketing approval for the proposed trauma indication because of poor outcome or need for additional trials. Usually a Phase 2 trial is not adequate for market approval.

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

We are seeking marketing approval in the U.K. and we intend to seek to market Hemopure in other international markets, including other European Union countries. Whether or not FDA marketing approval has been obtained, we must obtain separate regulatory approvals in order to market our products in the European Union and many other foreign jurisdictions. The regulatory approval processes differ among these jurisdictions, and the time needed to secure marketing approvals may be even longer than that required for FDA approval. Marketing approval in any one jurisdiction does not ensure approval in a different jurisdiction. As a result, obtaining foreign approvals will require additional expenditures and significant amounts of time. We can give no assurance that we will obtain marketing approval for Hemopure in any foreign jurisdiction other than that already obtained in South Africa.

Clinical trials are extremely costly and subject to numerous risks and uncertainties.

To gain regulatory approval from the FDA and European regulatory authorities for the commercial sale of any product, including Hemopure, we must demonstrate in clinical trials, and satisfy the regulatory authorities as to, the safety and efficacy of the product. Like the regulatory review process, clinical trials are expensive and time-consuming. Clinical trials are also subject to numerous risks and uncertainties not within our control. For example, data we obtain from preclinical and clinical studies are susceptible to varying interpretations that could impede regulatory approval.

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

In general, we cannot sell Hemopure for any indication unless we receive regulatory approval for that indication. Regulatory authorities generally require a separate marketing approval for each proposed indication for the use of a drug. In order to market Hemopure for more than one indication, we will have to design additional clinical trials, submit the trial designs to applicable regulatory authorities for review and complete those trials successfully. If any applicable regulatory authority approves Hemopure for an indication, it may require a label cautioning against the product’s use for indications or classes of patients for which it has not been approved. We may not have funds available to try to exploit Hemopure for all of its potential indications. Our potential revenues will be impaired by limitations on the use of Hemopure.

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

If we cannot retain the personnel we need or if we cannot hire or retain highly qualified people, our operations will suffer.

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

We may instead seek an alternative arrangement, such as an alliance with a pharmaceutical company, or may be required to recruit, train and retain a marketing staff and sales force of our own. We may not be successful in obtaining satisfactory distributorship agreements or entering into alternative arrangements.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report of management on a company’s internal controls over financial reporting in their annual reports on Form 10-K that contains an assessment by management of the effectiveness of the company’s internal controls over financial reporting. In addition, the independent registered public accounting firm auditing a company’s financial statements must attest to and report on the effectiveness of the company’s internal controls over financial reporting. We have determined that we are not an “accelerated filer” and consequently Section 404 requirements did not apply to us for our 2007 annual report on Form 10-K. Nevertheless, if our independent registered public accounting firm does not provide us with an unqualified report as to the effectiveness of our internal controls over financial reporting for one or more future year-ends, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our securities.

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

Provisions of our restated certificate of incorporation and by-laws, as well as our stockholder rights plan, could impede attempts by stockholders to remove or replace our management or could discourage others from initiating a potential merger, takeover or other change of control transaction, including a potential transaction at a premium over market price that a stockholder might consider to be in its best interest. In particular:

•	Our restated certificate of incorporation does not permit stockholders to take action by written consent and provides for a classified board of directors, and our by-laws provide that stockholders who wish to bring business before an annual meeting of stockholders or to nominate candidates for election of directors at an annual meeting of stockholders must deliver advance notice of their proposals to us before the meeting. These provisions could make it more difficult for a party to replace our board of directors by requiring two annual stockholder meetings to replace a majority of the directors, making it impossible to remove or elect directors by written consent in lieu of a meeting and making it more difficult to introduce business at meetings.

•	Our stockholder rights plan may have the effect of discouraging any person or group that wishes to acquire more than 20% of our Class A common stock from doing so without obtaining our agreement to redeem the rights. If our agreement to redeem the rights is not obtained, the acquiring person or group would suffer substantial dilution. Consequently, the possible acquirer would likely not complete a transaction that stockholders might consider to be in their best interest.

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

The federal government and private insurers have considered ways to change, and have changed, the manner in which health care services are provided in the U.S. Potential approaches and changes in recent years include controls on health care spending and the creation of large purchasing groups. In the future, it is possible that the government may institute price controls and limits on Medicare and Medicaid spending. These controls and limits might affect the payments we collect from sales of our products. European governments generally control expenditures on medicines through price control and other restrictive practices. Assuming we succeed in bringing Hemopure to market, uncertainties regarding future health care reform and private market practices would affect our ability to sell Hemopure in large quantities at profitable pricing in the U.S. and abroad.

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

We may be unable to meet the listing requirements of the Nasdaq Capital Market in the future. To maintain our listing, we are required, among other things, to maintain a daily closing bid price per share of $1.00. On December 14, 2007, we received notice from the Nasdaq Stock Market that the closing bid price of our Class A common stock had fallen below and remained below $1.00 for 30 consecutive business days. As a result, we are out of compliance with the $1.00 minimum bid price requirement for continued inclusion of our Class A common stock in the Nasdaq Capital Market. Under Nasdaq rules, we have two periods of 180 days each to regain compliance by having the bid price of our Class A common stock close at $1.00 per share or more for at least 10 consecutive business days. If we do not regain compliance with the minimum bid price rule by December 2008, Nasdaq will provide written notification that our Class A common stock will be delisted.

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

We cannot predict the effect, if any, of future sales of our common stock or the availability of shares for future sale will have on the market price of our common stock from time to time. Shares of our common stock issued in the future, including shares issued upon exercise of outstanding options and warrants may become available for resale in the public market from time to time, and the market price of shares of our common stock could drop significantly if the holders of these shares sell them or are perceived by the market as intending to sell them.

Our stock price has been and may continue to be highly volatile, which may adversely affect holders of our stock and our ability to raise capital.

The trading price of our common stock has been and is likely to continue to be extremely volatile. During the period from November 1, 2004 to October 31, 2007, the trading price of our stock ranged from a low of $1.01 per share (on October 31, 2007) to a high of $23.10 per share (on January 4, 2005). Our stock price and trading volume could be subject to wide fluctuations in response to a variety of factors including, but not limited to, the following:

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

We manufacture separation materials in a 10,000 square foot plant in New Hampshire. The current annual lease payment for this facility is $61,000. The lease expires on March 31, 2010. We also lease 10,000 square feet of warehouse space in New Hampshire. The current annual lease payment is $56,000. The lease expires on May 31, 2010.

We lease office and research space in Massachusetts. The lease covers 24,000 square feet, and its current annual lease payment is $304,000. This lease expires on December 31, 2012. We have an option to extend this lease for nine five-year periods, or an additional 45 years.

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

Item 3.	Legal Proceedings

Biopure, two former outside directors, its former chief executive officer, former chief technology officer, former chief financial officer and former senior vice president of regulatory affairs were named as defendants in a number of purported class action complaints, filed between December 30, 2003 and January 28, 2004, in the United States District Court for the District of Massachusetts (the “District Court”) by alleged purchasers of the Company’s common stock. Those complaints were consolidated in a single action, in regards to Biopure Corporation Securities Litigation. The consolidated matter has since been settled and the District Court entered final judgment dismissing the claims with prejudice on September 24, 2007. The settlement payment was made by insurance.

The seven members of the Company’s Board of Directors during the period March through December 2003 and certain officers during that period were named as defendants in two stockholder derivative actions filed on January 26, 2004 and January 29, 2004 in the District Court. A consolidated, amended complaint was filed in regard to Biopure Corporation Derivative Litigation. Biopure is named as a defendant, even though in a derivative action any award is for the benefit of the Company, not individual stockholders. The consolidated, amended complaint alleges that the individual directors and officers breached fiduciary duties in connection with disclosures concerning regulatory and clinical events. The complaint does not specify an amount of alleged damages. The Company appointed two disinterested directors as a special litigation committee to determine whether or not the Company should pursue this action. The special litigation committee conducted its investigation and determined the Company should not pursue the action. The special litigation committee accordingly has filed a motion to dismiss the action. No amounts have been accrued to date with regard to this litigation and a similar claim in the Trial Court of Middlesex County in Massachusetts. The Company believes this case is without merit.

Item 4.	Submission of Matters to a Vote of Security Holders

A special meeting of stockholders was held on October 1, 2007. The purpose of the meeting was to consider a proposal to approve a series of amendments to our restated certificate of incorporation to effect a reverse split of the Company’s class A common stock. The voting was as follows:

For	Against	Abstain

49,724,938	6,343,032	1,437,469

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information.  Our Class A Common Stock is traded on The Nasdaq Capital Market under the trading symbol “BPUR.” There is no established public trading market for our Class B Common Stock.

The following table sets forth the high and low sales prices for the Class A Common Stock for each of the quarters in the two years ended October 31, 2007, as reported by The Nasdaq Stock Market, adjusted for a one-for-five reverse stock split in October 2007.

	High	Low

Year Ended October 31, 2006
First Quarter	$5.45	$3.20
Second Quarter	$7.65	$3.95
Third Quarter	$6.75	$4.10
Fourth Quarter	$5.50	$3.90
Year Ended October 31, 2007
First Quarter	$4.55	$1.58
Second Quarter	$3.75	$2.40
Third Quarter	$4.85	$2.40
Fourth Quarter	$4.80	$1.01

Holders.  As of December 31, 2007, there were 870 holders of record of the Class A Common Stock. We issued all 117.7 shares of Class B Common Stock outstanding to one holder. Transfers of Class B Common Stock are restricted and, as of December 31, 2007, we are not aware of any shares of Class B Common Stock having been transferred by such holder to any other person.

Dividends and Repurchases.  We did not pay dividends on our Class A Common Stock during the two fiscal years ended October 31, 2007 and do not plan to pay dividends in the foreseeable future. The Class B Common Stock is not entitled to dividends. We did not repurchase any of our equity during the fourth quarter of fiscal 2007.

Securities Authorized for Issuance Under Equity Compensation Plan.

The following table summarizes the number of securities issuable under our equity compensation plan as of October 31, 2007.

Number of Securities
Remaining Available
For Future issuance
Under Equity
Compensation Plans
	Number of Securities to	Weighted Average	(excluding
	Be Issued Upon Exercise	Exercise Price of	securities
	of Outstanding Options,	Outstanding Options,	reflected in column
Plan Category	Warrants and Rights	Warrants and Rights	(a))

Equity compensation plans approved by security holders	729,083	$36.43	214,245
Equity compensation plans not approved by security holders	—	—	—

Total	729,083	$36.43	214,245

Stock Performance Graph

The graph below compares the performance of the Company’s class A common stock (the single class of common stock of the Company that has a public market) with the performance of the CRSP Total Return Index for the Nasdaq Stock Market (U.S. Companies) and the Nasdaq Pharmaceutical Stocks Index from October 31, 2002, through the end of fiscal 2007. The total stockholder return assumes that $100 was invested on October 31, 2002 in the Company’s class A common stock, the CRSP Total Return Index for the Nasdaq Stock Market (U.S. Companies) and the Nasdaq Pharmaceutical Stocks Index, and that all dividends were reinvested. Information used in the graph was obtained from the Nasdaq Stock Market, a source we believe to be reliable, but we are not responsible for errors or omissions in such information.

Item 6.	Selected Financial Data

Set forth below is selected financial data for the five years ended October 31, 2007. The following table sets forth selected financial data that is qualified in its entirety by and should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and notes thereto appearing elsewhere in this annual report on Form 10-K.

	Fiscal Year Ended October 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share data)

Statements of Operations Data:
Total revenues	$2,556	$1,715	$2,110	$3,750	$4,019
Cost of revenues	11,654	11,994	13,307	18,776	20,905

Gross loss	(9,098)	(10,279)	(11,197)	(15,026)	(16,886)
Operating expenses:
Research and development	6,972	6,662	5,322	9,746	10,504
Impairment charge — Engineering and Design Asset	11,277	—	—	—	—
Sales and marketing	1,389	671	530	2,253	6,447
General and administrative	8,188	9,315	12,094	14,807	13,475

Total operating expenses	27,826	16,648	17,946	26,806	30,426

Loss from operations	(36,924)	(26,927)	(29,143)	(41,832)	(47,312)
Total other income, net	642	473	472	167	270

Net loss	(36,282)	(26,454)	(28,671)	(41,665)	(47,042)
Basic and diluted net loss per common share	$(2.43)	$(3.35)	$(6.40)	$(24.95)	$(38.20)
Weighted-average common shares outstanding	14,920	7,887	4,477	1,670	1,232

	At October 31,
	2007		2006	2005	2004	2003
	(In thousands)

Balance Sheet Data:
Cash and cash equivalents	$1,910		$6,576	$10,542	$6,448	$26,862
Total current assets	5,253		10,621	15,575	12,666	37,842
Working capital	1,885		6,405	11,523	8,554	30,583
Net property and equipment	8,398	*	22,406	26,000	31,400	36,861
Total assets	14,250		33,832	42,435	45,126	85,625
Long-term debt (including current portion)	—		—	—	—	9,847
Total stockholders’ equity	9,665		28,542	37,134	39,716	68,377

*	Reduction is due to a non-cash impairment charge described in Note 3 to the accompanying Consolidated Financial Statements

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our research and development activities in 2007 include the clinical trials described under “Business”.

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

Inventories

Inventories are stated at the lower of cost (determined using the first-in, first-out method) or market. Inventories consist of raw material, work-in-process and Hemopure and Oxyglobin finished goods. Inventories are reviewed periodically to identify expired units and units with a remaining life too short to be commercially viable, based on projected sales activity, or for use in the proposed RESUS clinical trial. Inventories are also subject to internal quality compliance investigations. Inventory that is not expected to be utilized based on projected demand or fails quality assessment is written off. The inventory of Hemopure finished goods represents the units the Company expects to sell in South Africa or use in preclinical and clinical studies where payment is received for the trial material. The Company has been and expects to continue to be reimbursed for the cost of units to be used in a proposed trauma trial to be conducted by or on behalf of the NMRC. Any units expected to be consumed by the Company in its own preclinical or clinical trials are expensed to research and development when manufactured.

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

As of October 31, 2007, there was $1.1 million of unrecognized compensation expense, net of forfeitures, related to non-vested market-based share awards, that is expected to be recognized over a weighted average period of 2.2 years.

Refer to Note 2 to the consolidated financial statements for further discussion and analysis of the impact of adoption in our statement of operations.

Long-Lived Assets

Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Our investments in property and equipment, such as construction in progress; real property license rights related to the source, supply and initial processing of our major raw material; and the asset related to expenditures on engineering and plans for a large-scale manufacturing facility we plan to build in South Carolina have been the principal long-lived assets subject to such a review.

Pursuant to SFAS 144, during the fourth quarter of fiscal 2007, we assessed our long-lived assets for potential impairment. Regarding the design and engineering asset related to the planned South Carolina manufacturing facility, we have experienced continued delays in obtaining financing for this facility and in our plans to construct this facility. In addition, we have experienced significant delays in our activities, including clinical and U.S. regulatory delays, toward marketing authorization for Hemopure in the United States or another jurisdiction with a sizeable market. We have also modified our clinical development strategy and are focusing increasing efforts on the approval of Hemopure in European countries. We are unable to reliably project the timing of a need for a new plant given the continued delays, uncertainties in drug development and uncertainties about our ability to gain regulatory approval in a major market. Consequently, pursuant to SFAS 144, we recorded a one time, non-cash impairment charge of $11.3 million during the fourth quarter of fiscal 2007 to fully impair the design and engineering asset. However, if Hemopure is approved for an indication with broad application in a major market, we believe that at some point in the future we would ultimately exceed our existing plant capacity and require the construction of a facility using these designs.

Revenue Recognition

We recognize revenue from sales of Hemopure and Oxyglobin upon shipment, provided that there is evidence of a final arrangement, there are no uncertainties surrounding acceptance, title has passed, collectability is probable and the price is fixed or determinable. Hemopure marketing in South Africa is directed toward doctors in hospitals in both the private and government sectors. We sell Oxyglobin directly to veterinarians in the United States and to a distributor in the United Kingdom for resale in the European Union. Collectability is reasonably assured once pricing arrangements are established, as these arrangements establish the distributor’s intent to pay. Our customers do not have a right to return product. We monitor creditworthiness on a regular basis and believe collectability of product revenues is reasonably assured at the time of sale. We recognize revenue from the U.S. military upon invoicing for reimbursable expenses incurred in connection with developing Hemopure for a trauma indication. Amounts received for future inventory purchases, recorded as deferred revenue, will be recognized as sales upon shipment in accordance with the provisions discussed above.

Results of Operations

As we generate net losses, the key drivers of the losses are cost of revenues, research and development and other expenses consisting of sales and marketing and general and administrative. Inflation and changing prices have not had a significant impact on our revenues or loss from operations in the three years ended October 31, 2007. For fiscal 2007, 2006 and 2005, these items were as follows (in thousands):

	2007		2006		2005
		Percent of		Percent of		Percent of
	Amount	Total Costs*	Amount	Total Costs	Amount	Total Costs

Revenues
Product Revenues	$2,275	—	$1,305	—	$1,163	—
Research and Development Revenue	281	—	410	—	947	—

	2,556		1,715		2,110
Cost of Revenues
Oxyglobin	2,939	10%	2,674	9%	2,784	9%
Hemopure	8,715	32%	9,320	33%	10,523	34%

Total Cost of Revenues	11,654	42%	11,994	42%	13,307	43%
Research and Development	6,972	24%	6,662	23%	5,322	17%
Impairment Charge — Engineering and Design Asset	11,277	N/A	—		—
Sales and Marketing
Oxyglobin	81	0%	86	0%	25	0%
Hemopure	1,308	5%	585	2%	505	1%

Total Sales and Marketing	1,389	5%	671	2%	530	1%
General and Administrative	8,188	29%	9,315	33%	12,094	39%

Total Costs	$39,480	100%	$28,642	100%	$31,253	100%

*	Other than a one-time, non-cash impairment charge.

Fiscal Years Ended October 31, 2007 and 2006

Our revenues consisted of sales of Oxyglobin and Hemopure and funds received from the U.S. government. Revenues from sales of Oxyglobin increased $864,000 in fiscal 2007 compared to fiscal 2006, due to an increase in the sales price of Oxyglobin and to a change in arrangements between Biopure and its European distributor. In 2006 we accounted for European sales on a consignment basis. Now the distributor purchases the product outright.

Revenues from sales of Hemopure were $143,000 in fiscal 2007 compared to $37,000 in fiscal 2006, due to our marketing efforts and increasing use of the product.

During fiscal 2007 and 2006, we received $281,000 and $410,000, respectively, from past congressional appropriations to reimburse us for certain trauma development expenses. We have recorded these funds as revenue in connection with research and development activities. These payments vary relative to the amount of reimbursable activity we are conducting.

Cost of revenues includes costs of both Oxyglobin and Hemopure. Hemopure cost of revenues, which includes the allocation of unabsorbed fixed manufacturing costs, was $290,000 less in fiscal 2007 than in fiscal 2006, primarily because of higher inventory write-offs in 2006 charged to cost of revenues, partially offset by higher spending in fiscal 2007. Oxyglobin cost of revenues increased in fiscal 2007 compared to the corresponding period in fiscal 2006 primarily due to higher unit sales in the United Kingdom.

Research and development expenses include preclinical studies, clinical trials and clinical trial materials. In 2004 we began to focus on developing Hemopure for a potential indication in cardiovascular ischemia and on supporting the U.S. Navy’s government-funded efforts to develop a potential out-of-hospital trauma indication. Prior to that time, our primary focus was on one major project — the final phases of Hemopure development for its use in patients undergoing surgery. During fiscal 2006, we applied in the U.K. for regulatory approval of a proposed orthopedic surgical anemia indication. A breakdown of our research and development expenses by major activity is as follows (in thousands):

	2007	2006	2005

Ischemia Program	$2,132	$1,582	$1,897
Trauma Program	1,875	1,058	1,492

Ischemia and Trauma Programs

The ischemia program is in early clinical trials. The NMRC is seeking FDA authorization to conduct a Phase 2 trial in trauma patients with our support, but its proposed application to begin the trial is on clinical hold. Cumulative ischemia project expenditures of $6.6 million as of October 31, 2007, consist of the costs of preparing and carrying out pilot clinical trials in Europe and South Africa. Cumulative trauma expenditures of $5.4 million as of October 31, 2007, consist of costs primarily associated with preclinical trials, protocol and study design for the proposed NMRC sponsored out-of-hospital trauma trial. Of these expenses, $3.0 million has been reimbursed to date by payments administered by the U.S. Army.

Additional expenses for either an ischemia indication or for a trauma indication cannot be estimated with precision at this time. The risks and uncertainties associated with the early stage of planning and execution of the ischemia and trauma clinical development programs include, among other things, uncertainties about results that at any time could require us to abandon or greatly modify either project. Accordingly, we cannot estimate the period in which material net cash inflows for either of these two projects might commence, if ever.

Expenses

The increase in research and development in fiscal 2007 as compared to fiscal 2006 was primarily due to a $849,000 increase in salaries expense and an increase in spending on trauma and ischemia related preclinical studies. Partially offsetting these increases was a reduction in expenses related to the filing of a marketing application in the United Kingdom in fiscal 2006, for which there were no comparable expenses in 2007. The $281,000 in Army reimbursements recorded as revenue during fiscal 2007, as explained above, related to research and development activities and preclinical studies.

The impairment charge shown above represents a one-time, non-cash charge, recorded during the fourth quarter of fiscal 2007, consisting of engineering and design of a planned large scale manufacturing facility. The Company determined this asset was impaired pursuant to SFAS 144, primarily due to continued delays and uncertainties of future estimates, and recorded the impairment charge accordingly. See Notes 1, 2 and 3 in the Notes to the Consolidated Financial Statements for further discussion.

Hemopure and Oxyglobin related sales and marketing expenses increased to $1.4 million in 2007 from $671,000 in 2006. The increase was primarily due to market research and public affairs activities in the United Kingdom. Expenses in South Africa increased by $163,000 in fiscal 2007 compared to 2006 mostly due to a charge for product donated in South Africa to promote adoption and use of Hemopure. We expect Oxyglobin sales and marketing expenses to be consistent in fiscal 2008 with those in fiscal 2007.

General and administrative expenses were $8.2 million in fiscal 2007 compared to $9.3 million in fiscal 2006. This decrease was primarily due to decreases of $504,000 in insurance premiums, $384,000 in legal expenses and $190,000 in severance expenses.

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

During fiscal 2006 and 2005, we received $410,000 and $947,000, respectively, from past congressional appropriations administered by the U.S. Army to reimburse us for certain trauma development expenses. We have recorded these funds as revenue in connection with research and development activities supporting the trauma program. The payments from the government vary relative to the amount of reimbursable activity we are conducting.

Cost of revenues includes costs of both Oxyglobin and Hemopure. Hemopure cost of revenues, which includes the allocation of unabsorbed fixed manufacturing costs, decreased in fiscal 2006 compared to fiscal 2005. Oxyglobin cost of revenues also decreased in fiscal 2006 compared to the corresponding period in fiscal 2005. These decreases for both Hemopure and Oxyglobin cost of revenues were primarily due to an impairment charge, in fiscal 2005, of $1.4 million. During the fourth fiscal quarter of 2005, we revised the projected start date of the U.S. Navy’s proposed RESUS clinical trial of Hemopure due to the FDA’s clinical hold placed on this proposed trial. This revision in turn delayed the expected need for expanded production facilities. As a result, we determined that impairment existed on certain specific manufacturing equipment and recorded a one-time, non-cash write-down of $1.4 million on this equipment. There was no comparable impairment charge in fiscal 2006.

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

	2006	2005

Ischemia Program	$1,582	$1,897
Trauma Program	1,058	1,492

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

Expenses

The increase in research and development in fiscal 2006 as compared to fiscal 2005, as shown in the table above, was primarily due to a $1.2 million increase in salaries expense, expenses related to the filing of a marketing application in July 2006 in the United Kingdom, for which there were no comparable expenses in 2005, and $131,000 in stock-based compensation expense recorded under SFAS 123(R). These increases were partially offset by lower spending on trauma and ischemia related preclinical studies. The $410,000 in reimbursements recorded as revenue during fiscal 2006, as explained above, related to research and development activities and preclinical studies.

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

General and administrative expenses were $9.3 million in fiscal 2006 compared to $12.1 million in fiscal 2005. This decrease was primarily due to decreases of $1.1 million in severance expenses, $764,000 in outside services, $314,000 in insurance premiums and $209,000 in audit and tax-related expenses in fiscal 2006. In addition, in fiscal 2005, we expensed $824,000, relating to a contract termination, and $724,000 for restructuring costs associated with vacated office space. General and administrative cost increases in 2006 comprise stock-based compensation expense, explained above, and higher legal fees and expenses arising out of the pending derivative litigation described in Note 13 to the consolidated financial statements.

Liquidity and Capital Resources

At October 31, 2007, we had $1.9 million in cash and cash equivalents. Since October 31, 2007, we have raised approximately $16.5 million, before expenses of approximately $1.6 million, in additional financing (See Note 14, to our consolidated financial statements). We expect this funding, in addition to the cash and cash equivalents at October 31, 2007, to be sufficient to fund operations into July 2008. We expect to continue to explore opportunities to raise capital, through sales of equity securities and, if appropriate, to consider strategic collaborations.

Cash used in operating activities in fiscal 2007, 2006 and 2005 was $20.8 million, $20.7 million and $21.1 million, respectively. The use of cash in each year was primarily attributable to our recurring net losses.

In fiscal 2007, financing activities provided us with $16.4 million in cash, primarily from the sale of common stock and warrants.

The following table summarizes our significant contractual obligations at October 31, 2007:

	Payments Due by Period
	Less than
	1 Year	1-3 Years	4-5 Years	Total
	(In thousands)

Operating Leases	$916	$1,516	$355	$2,787

As explained above, in 2003 we entered into a CRADA with the NMRC. As part of the CRADA the Navy paid approximately $1.2 million for future inventory purchases, recorded in the accompanying financial statements as current portion of deferred revenue and deferred revenue, net of current portion. If the Navy were to decide not to continue to pursue the RESUS project described in the CRADA, we could be required to return the $1.2 million.

As of October 31, 2007, we had net operating loss carryforwards of approximately $353.9 million to offset future federal and state taxable income through 2027. Due to the degree of uncertainty related to the ultimate realization of such prior losses, no benefit has been recognized in our financial statements as of October 31, 2007. Net operating loss carryforwards and available tax credits are subject to review by the Internal Revenue Service and may be limited in the event of certain changes in the ownership interest of significant stockholders.

Recently Issued Accounting Standards

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to provide additional information that will help investors and other financial statement users to easily understand the effect of the company’s choice to use fair value on its earnings. Additionally, SFAS No. 159 requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007 (beginning with the Company’s 2009 fiscal year). Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157. The Company is currently assessing the impact of adopting SFAS No. 159, but does not believe the adoption of this standard will have a material impact on the Company’s results of operations or financial position.

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

In September 2006, the FASB issued FAS 157, “Fair Value Measurements” (“SFAS 157”). This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, (beginning with the Company’s 2009 fiscal year) although earlier application is encouraged. The Company is currently evaluating the impact of adopting SFAS 157 on its financial statements, but does not believe the adoption of this standard will have a significant impact on the Company’s results of operations or financial position.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). In SFAS 141(R), the FASB retained the fundamental requirements of Statement No. 141 to account for all business combinations using the acquisition method (formerly the purchase method) and for an acquiring entity to be identified in all business combinations. However, the new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS 141(R) is effective for annual periods beginning on or after December 15, 2008 (beginning with the Company’s 2010 fiscal year). We have not yet determined the impact, if any, that SFAS 141(R) will have on our results of operations or financial position.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

We currently do not have any foreign currency exchange risks, with the exception of minimal exchange fluctuations associated with expenses for clinical trial, regulatory and sales and marketing activities outside of the United States and minimal sales in South Africa. We sell Oxyglobin in Europe in U.S. dollars. The customers bear the risk of foreign currency exchange fluctuation. We sell Hemopure in South Africa in local currency. Fluctuations in revenues in South Africa are offset by fluctuations in our local expenses. Dramatic fluctuations in exchange rates could result in either increases or decreases in unit sales, as the effective unit price to the customer would vary. We invest our cash and cash equivalents in money market funds. These investments are subject to interest rate risk. However, due to the nature of our short-term investments, we believe that the interest rate risk exposure is not material.

Item 8.	Financial Statements and Supplementary Data

Financial Statements are submitted as a separate section of this report commencing on Page F-1.

The following is a summary of quarterly (unaudited) financial results:

	4Q 2007	3Q 2007	2Q 2007	1Q 2007	4Q 2006	3Q 2006	2Q 2006	1Q 2006
	(In thousands, except per share data)

Statements of Operations Data:
Total revenues	$793	$550	$619	$594	$431	$396	$411	$477
Gross loss	(1,835)	(2,539)	(2,156)	(2,568)	(2,212)	(2,543)	(2,927)	(2,597)
Operating expenses:
Research and development	1,575	1,618	1,864	1,915	1,550	1,772	1,866	1,474
Impairment charge — Engineering and Design Asset	11,277	—	—	—	—	—	—	—
Sales and marketing	290	341	366	392	147	197	155	172
General and administration	1,823	2,107	2,027	2,231	2,489	2,239	2,287	2,300

Total operating expenses	14,965	4,066	4,257	4,538	4,186	4,208	4,308	3,946
Loss from operations	(16,800)	(6,605)	(6,413)	(7,106)	(6,398)	(6,751)	(7,235)	(6,543)
Other income, net	114	157	193	178	117	127	126	103

Net loss	$(16,686)	$(6,448)	$(6,220)	$(6,928)	$(6,281)	$(6,624)	$(7,109)	$(6,440)

Per share data:
Basic and diluted net loss per common share	$(1.07)	$(0.41)	$(0.40)	$(0.54)	$(0.66)	$(0.80)	$(0.91)	$(1.11)
Weighted-average shares used in computing basic net loss per common share	15,593	15,591	15,562	12,955	9,511	8,323	7,915	5,798

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the fiscal year covered by this Annual Report on Form 10-K. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that as of the end of such fiscal year, our disclosure controls and procedures are effective and adequate. Our chief executive officer and principal financial officer reached this conclusion notwithstanding the material weakness in internal control over financial reporting. We note that the interrelationship between disclosure controls and internal control over financial reporting is not yet entirely defined by law and interpretation. If an internal control over financial reporting were determined by appropriate authority to be part of disclosure controls, then our chief executive officer and principal financial officer would conclude that our disclosure controls and procedures were not effective for the same reason described below under “Material Weaknesses and Change in Internal Controls.” Our principal executive officer and principal financial officer believe that this material weakness is confined to the impairment assessment of the engineering and design asset described below and that our current disclosure controls and procedures are otherwise adequate to ensure that information required to be disclosed in the reports we file under the Exchange Act is recorded, processed, summarized and reported on a timely basis.

b) Material Weaknesses and Changes in Internal Controls

Management has identified a material weakness in our internal control over financial reporting; namely, that we did not maintain effective controls over the accuracy of our accounting for the impairment of long-lived assets. Specifically, prior to audit, the Company did not record an impairment charge on its engineering and design asset associated with the planned manufacturing facility in South Carolina. During the fourth quarter of fiscal 2007, the Company experienced continued delays in its plans to construct the facility, significant clinical delays, continued US regulatory delays and a modification in clinical development strategy. Generally accepted accounting principles require an impairment loss to be recognized on this asset. Due to the Company’s insufficient controls, this adjustment was not identified by management and was raised during the audit, in December 2007. The impairment loss was recorded in the fourth quarter of fiscal 2007 and included in the financial statements herein. The material weakness identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure.

c) Except for re-addressing our impairment analysis, as described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal year covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

d) The Company is not an “accelerated filer” for fiscal year 2007, hence, the internal controls certification and attestation requirements of Section 404 of the Sarbanes-Oxley Act did not apply to the Company for the fiscal year ended October 31, 2007.

Item 9B.	Other Information

None.

PART III

The information required by Item 10 — Directors and Executive Officers of the Registrant; Item 11 — Executive Compensation; Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters; Item 13 — Certain Relationships and Related Transactions; and Item 14 — Principal Accounting Fees and Services is incorporated into Part III of this Annual Report on Form 10-K by reference to our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on March 27, 2008, except that the information required by Item 10 pertaining to our executive officers is contained in Part I of this report.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) (1). The financial statements included in this report are listed on page F-1.

(a) (3). The exhibits are set forth in the exhibit index. The management contracts, compensatory plans and arrangements filed as exhibits are identified by the letter “M” in the list of exhibits.

EXHIBIT INDEX

Item 15(c).	Exhibits

Exhibits		Description	Location

3	(i)	Restated Certificate of Incorporation of Biopure, as amended	(1)
3	(ii)	By-laws of Biopure, as amended	(2)
4.1		Form of Selling Agent Warrants, dated April 23, 2002	(3)
4.2		Form of Underwriter Warrant, dated March 2003	(4)
4.3		Form of Investor Warrant, dated April 2003	(4)
4.4		Form of Underwriter Warrant, dated April 2003	(4)
4.5		Underwriter Warrant dated, April 16, 2003	(5)
4.6		Form of Investor Warrant, dated May 2, 2003	(4)
4.7		Form of Investor Warrant, dated May 6, 2003	(4)
4.8		Form of Investor Warrant, dated October 17, 2003	(5)
4.9		Form of Investor Warrant, dated February 19, 2004	(5)
4.10		Form of Investor Warrant, dated September 2004	(6)
4.11		Form of Underwriter Warrant, dated September 2004	(6)
4.12		Form of Investor Warrant, dated December 14, 2004	(7)
4.13		Form of Underwriter Warrant, dated December 14, 2004	(7)
4.14		Form of Underwriter Warrants, dated January 10, 2005	(8)
4.15		Form of Consultant Warrant, dated July 29, 2005	(5)
4.16		Form of Underwriter Warrant, dated December 2005	(9)
4.17		Amended Form of Investor Warrant, dated December 27, 2005	(10)
4.18		Amended Form of Underwriter Investor Warrant, dated December 27, 2005	(5)
4.19		Form of Investor Warrant, dated January 2006	(5)
4.20		Form of Underwriter Warrant, dated January 2006	(5)
4.21		Form of Underwriter Investor Warrant, dated January 17, 2006	(10)
4.22		Form of Investor Warrant, dated August 23, 2006	(11)
4.23		Form of Underwriter Warrant, dated August 23, 2006	(11)
4.24		Form of Underwriter Investor Warrant, dated August 23, 2006	(10)
4.25		Form of Investor Warrant, dated December 2006	(12)
4.26		Form of Underwriters’ Investor Warrant, dated December 13, 2006	(12)
4.27		Form of Underwriters’ Warrant, dated December 13, 2006	(12)
4.28		Form of Investor Warrant, dated November 6, 2007	(19)
4.29		Form of Underwriters’ Investor Warrant, dated November 6, 2007	(19)
4.30		Form of Underwriters’ Warrant, dated November 6, 2007	(19)
10.1		Securities Purchase Agreement between Biopure and named investors dated as of August 17, 2006	(11)
10.2		Agreement between Biopure and Moyer Packing Company, dated October 21, 1994	(2)
M 10.3		Amended and Restated 2002 Omnibus Securities and Incentive Plan	(13)
10.4		Cooperative Research and Development Agreement dated March 4, 2003, as subsequently amended between Biopure and the U.S. Naval Medical Research Center	(14)
M 10.5		Employment Agreement, dated as of June 23, 2004, between Biopure and Zafiris G. Zafirelis	(7)
10.6		Lease Agreement, dated October 12, 1990, between Biopure and Tarvis Realty Trust	(2)
10.7		Sublease between Cendant Operations, Inc. and Biopure Corporation, dated June 20, 2001	(15)

Exhibits	Description	Location

10.8	License Agreement for Waste Disposal System between Moyer Packing Company and Biopure Corporation, dated June 12, 2001	(15)
10.9	Lease Agreement, dated August 29, 1994, between Biopure and Eleven Hurley Street Associates	(2)
10.10	Lease Agreement, dated May 10, 1994, between Biopure and Tarvis Realty Trust	(2)
10.11	Lease Agreement, dated August 23, 1994, between Biopure and Tarvis Realty Trust	(2)
10.12	Employment Agreement Concerning Protection of Company Property and the Arbitration of Legal Disputes (all employees)	(2)
10.13	Rights Agreement between Biopure and American Stock Transfer & Trust Company, dated September 24, 1999	(16)
10.14	First Amendment to Lease between Sumter Realty Group, LLC, and the Company, dated as of February 24, 2003	(17)
10.15	License Agreement for Spur Facility between Moyer Packing Company and Biopure Corporation, dated June 12, 2001	(15)
10.16	Assignment and Assumption of Deed of Easement between Moyer Packing Company and Biopure Corporation, dated June 12, 2001	(15)
10.17	Sales Agency Agreement between the Company and Abazali BioVenture (Pty) Limited	(5)
10.19	Agreement of Sub-Sublease, dated as of November 11, 2004, between the Company and Senior Whole Health, LLC	(18)
M 10.20	Bonus Plan	(20)
M 10.21	Consulting Agreement between Biopure and David A. Butler, dated December 17, 2007	(21)
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Zafiris G. Zafirelis pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of David A. Butler pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Zafiris G. Zafirelis pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of David A. Butler pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed as an exhibit to the Company’s report on Form 8-K dated October 2, 2007 and incorporated herein by reference thereto.

(2)	Previously filed as an exhibit to the Company’s report on Form 8-K dated December 14, 2007 and incorporated herein by reference thereto.

(3)	Previously filed as an exhibit to the Company’s report on Form 8-K dated April 26, 2002 and incorporated herein by reference thereto.

(4)	Previously filed as an exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended April 30, 2003, filed June 16, 2003 and incorporated herein by reference thereto.

(5)	Previously filed as an exhibit to the Company’s report on Form 10-K for the year ended October 31, 2005, filed January 17, 2006 and incorporated herein by reference thereto.

(6)	Previously filed as an exhibit to the Company’s report on Form 8-K dated September 10, 2004 and incorporated herein by reference thereto.

(7)	Previously filed as an exhibit to the Company’s report on Form 8-K dated December 9, 2004 and incorporated herein by reference thereto.

(8)	Previously filed as an exhibit to the Company’s report on Form 8-K dated January 5, 2005 and incorporated herein by reference thereto.

(9)	Previously filed as an exhibit to the Company’s report on Form 8-K filed December 21, 2005 and incorporated herein by reference thereto.

(10)	Previously filed as an exhibit to the Company’s report on Form 10-Q for the quarter ended July 31, 2006, filed September 11, 2006 and incorporated herein by reference thereto.

(11)	Previously filed as an exhibit to the Company’s report on Form 8-K dated August 23, 2006 and incorporated herein by reference thereto.

(12)	Previously filed as an exhibit to the Company’s registration statement on Form S-1/A (File No. 333-138049) and incorporated herein by reference thereto.

(13)	Previously filed as Appendix A to the Company’s definitive proxy statement on Schedule 14A, dated February 28, 2005 and incorporated herein by reference thereto.

(14)	Previously filed as an exhibit to the Company’s report on Form 8-K filed on October 5, 2005 and incorporated herein by reference thereto.

(15)	Previously filed as an exhibit to the Company’s report on Form 10-Q for the quarter ended July 31, 2001 and incorporated herein by reference thereto.

(16)	Previously filed as an exhibit to the Company’s Report on Form 8-A dated November 4, 1999 and incorporated herein by reference thereto.

(17)	Previously filed as an exhibit to the Company’s report on Form 8-K dated March 13, 2003 and incorporated herein by reference thereto.

(18)	Previously filed as an exhibit to the Company’s registration statement on Form S-2 (File No. 333-121151) and incorporated herein by reference thereto.

(19)	Previously filed as an exhibit to the Company’s registration statement on Form S-1/A (File No. 333-146013) and incorporated herein by reference thereto.

(20)	Previously filed as an exhibit to the Company’s report on Form 10-Q for the quarter ended January 31, 2007 and incorporated herein by reference thereto.

(21)	Previously filed as an exhibit to the Company’s report on Form 8-K dated December 20, 2007 and incorporated herein by reference thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Biopure Corporation

By:	/s/ David A Butler
David A. Butler
Interim Chief Financial Officer

Dated: January 29, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David N. Judelson David N. Judelson	Director, Vice Chairman	January 29, 2008

/s/ Zafiris G. Zafirelis Zafiris G. Zafirelis	Director, Chairman of the Board, President (Principal Executive Officer)	January 29, 2008

/s/ Daniel P. Harrington Daniel P. Harrington	Director	January 29, 2008

/s/ C. Everett Koop, M.D. C. Everett Koop, M.D.	Director	January 29, 2008

/s/ Jay B. Pieper Jay B. Pieper	Director	January 29, 2008

/s/ Guido J. Neels Guido J. Neels	Director	January 29, 2008

/s/ Allan R. Ferguson Allan R. Ferguson	Director	January 29, 2008

/s/ David A. Butler David A. Butler	Principal Financial Officer	January 29, 2008

/s/ Robert D. Prentiss Robert D. Prentiss	Principal Accounting Officer	January 29, 2008

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Ernst Young LLP, Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets at October 31, 2007 and October 31, 2006	F-3
Consolidated Statements of Operations for the Years Ended October 31, 2007, 2006 and 2005	F-4
Consolidated Statements of Stockholders’ Equity for the Years Ended October 31, 2007, 2006 and 2005	F-5
Consolidated Statements of Cash Flows for the Years Ended October 31, 2007, 2006 and 2005	F-6
Notes to Consolidated Financial Statements	F-7
EX-23 Consent of Independent Registered Public Accounting Firm
EX-31.1 Section 302 Certification of CEO
EX-31.2 Section 302 Certification of CFO
EX-32.1 Section 906 Certification of CEO
EX-32.2 Section 906 Certification of CFO

REPORT OF INDEPENDENT
REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
of Biopure Corporation

We have audited the accompanying consolidated balance sheets of Biopure Corporation as of October 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended October 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Biopure Corporation at October 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company’s recurring losses from operations and lack of sufficient funds to sustain its operations through the end of fiscal 2008 raise substantial doubt about its ability to continue as a going concern. Management’s plans as to these matters also are described in Note 1. The 2007 consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 2 to the consolidated financial statements, effective November 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

/s/  Ernst & Young

Boston, Massachusetts
January 25, 2008

BIOPURE CORPORATION

CONSOLIDATED BALANCE SHEETS

	October 31,
	2007	2006
	(In thousands, except share and per share data)

ASSETS
Current assets:
Cash and cash equivalents	$1,910	$6,576
Accounts receivable	59	80
Inventories	2,119	2,850
Prepaid expenses and other current assets	1,165	1,115

Total current assets	5,253	10,621
Property, plant and equipment:
Land	401	401
Equipment	34,699	34,719
Leasehold improvements	17,104	17,104
Furniture and fixtures	1,082	1,082
Construction in progress	165	146
New facility work in process, Note 3	—	14,273

	53,451	67,725
Accumulated depreciation and amortization	(45,053)	(45,319)

Net property, plant and equipment	8,398	22,406
Other assets	599	805

Total assets	$14,250	$33,832

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$777	$569
Accrued expenses	2,512	3,250
Deferred revenue	35	190
Restructuring charges	44	207

Total current liabilities	3,368	4,216
Long-term liabilities:
Deferred revenue, net of current portion	1,177	987
Restructuring charges, net of current portion	—	46
Other long term liabilities	41	41

Total long-term liabilities	1,218	1,074
Commitments and contingencies, Note 12
Stockholders’ equity:
Preferred stock, $0.01 par value, 30,000,000 shares authorized, no shares outstanding	—	—
Common stock:
Class A, $0.01 par value, 200,000,000 shares authorized, 15,593,587 and 9,873,025 shares issued and outstanding at October 31, 2007 and 2006, respectively	156	99
Class B, $1.00 par value, 179 shares authorized, 117.7 shares issued and outstanding	—	—
Capital in excess of par value	546,800	529,567
Contributed capital	24,574	24,574
Notes receivable from stockholders	—	(235)
Unrealized loss on currency translation	(121)	—
Accumulated deficit	(561,745)	(525,463)

Total stockholders’ equity	9,664	28,542

Total liabilities and stockholders’ equity	$14,250	$33,832

See accompanying notes

BIOPURE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended October 31,
	2007	2006	2005
	(In thousands, except share and per share data)

Revenues:
Product revenue	$2,275	$1,305	$1,163
Research and development revenue	281	410	947

Total revenues	2,556	1,715	2,110
Cost of product revenues	11,654	11,994	13,307

Gross loss	(9,098)	(10,279)	(11,197)
Operating expenses:
Research and development	6,972	6,662	5,322
Impairment charge — Engineering and Design Asset	11,277	—	—
Sales and marketing	1,389	671	530
General and administration	8,188	9,315	12,094

Total operating expenses	27,826	16,648	17,946

Loss from operations	(36,924)	(26,927)	(29,143)
Other income (expense):
Interest income	523	397	385
Other	119	76	87

Other income, net	642	473	472

Net loss	$(36,282)	$(26,454)	$(28,671)

Per share data:
Basic and diluted net loss per common share	$(2.43)	$(3.35)	$(6.40)

Weighted-average shares used in computing basic and diluted net loss per common share	14,920,099	7,886,538	4,476,554

See accompanying notes

BIOPURE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

								Unrealized
	Common Stock				Capital in			Loss on		Total
	Class A		Class B		Excess of	Contributed	Notes	Currency	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Par Value	Capital	Receivable	Translation	Deficit	Equity
	(In thousands, except share and per share data)

Balance at October 31, 2004	2,331,733	$23	117.7	$—	$485,715	$24,574	$(258)	$—	$(470,338)	$39,716
Sales of common stock and warrants	2,073,333	21			21,005					21,026
Exercise of warrants	413,435	4			4,193					4,197
Stock-based compensation					19					19
Settlement with distributor	53,333	1			823					824
Payment of note receivable from shareholder							24			24
Accrued interest							(1)			(1)
Net loss									(28,671)	(28,671)

Balance at October 31, 2005	4,871,834	49	117.7	—	511,755	24,574	(235)	—	(499,009)	37,134
Sales of common stock and warrants	4,361,151	44			14,011					14,055
Exercise of warrants	637,640	6			2,769					2,775
Exercise of options	2,400	—			11					11
Stock-based compensation					1,021					1,021
Net loss									(26,454)	(26,454)

Balance at October 31, 2006	9,873,025	99	117.7	—	529,567	24,574	(235)	—	(525,463)	28,542
Sales of common stock and warrants	5,670,000	57			16,330					16,387
Exercise of warrants	1,562	—			6					6
Exercise of options	1,000	—			3					3
Stock-based compensation					762					762
Equity compensation	48,000	—			132					132
Reserve against note receivable from shareholder							235			235
Unrealized loss on currency translation									(121)	(121)
Net loss									(36,282)	(36,282)

Balance at October 31, 2007	15,593,587	$156	117.7	$—	$546,800	$24,574	$—	$(121)	$(561,745)	$9,664

See accompanying notes

BIOPURE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended October 31,
	2007	2006	2005
	(In thousands)

Operating activities:
Net loss	$(36,282)	$(26,454)	$(28,671)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,936	3,769	4,108
Asset impairment charge	11,277	—	1,400
Loss on disposal of asset	—	—	6
Stock-based compensation	762	1,021	19
Deferred compensation	—	—	(121)
Deferred revenue	35	—	—
Interest on note receivable from shareholder	—	—	(1)
Restructuring charge for vacated facility, net	—	—	697
Non-cash charges related to the issuance of stock	132	—	824
Reserve against note receivable from shareholder	235	—	—
Loss on foreign currency translation	(121)	—	—
Accretion of restructuring charges	8	22	49
Inventory writedowns	455	1,067	971
Changes in assets and liabilities:
Accounts receivable	21	64	(35)
Inventories	276	(468)	92
Prepaid expenses	175	325	157
Other long-term assets	—	—	143
Accounts payable	208	22	5
Accrued expenses	(738)	154	(474)
Deferred revenue	—	—	—
Restructuring charges	(217)	(209)	(306)
Other long-term liabilities	—	—	41

Net cash used in operating activities	(20,838)	(20,687)	(21,096)
Investing activities:
Purchases of property, plant and equipment	(244)	(120)	(57)
Disposals of fixed assets	20	—	—

Net cash used in investing activities	(224)	(120)	(57)
Financing activities:
Repayment of note receivable from shareholder	—	—	24
Net proceeds from sales of common stock and warrants	16,387	14,055	21,026
Proceeds from exercise of stock options, warrants and restricted stock	9	2,786	4,197

Net cash provided by financing activities	16,396	16,841	25,247
Increase (decrease) in cash and cash equivalents	(4,666)	(3,966)	4,094
Cash and cash equivalents at beginning of the year	6,576	10,542	6,448

Cash and cash equivalents at end of the year	$1,910	$6,576	$10,542

See accompanying notes

BIOPURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	The Company

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

The Company is pursuing an ischemia development program in Europe and South Africa. The Company completed its first pilot trial in coronary ischemia in Europe in 2005 and since that time has undertaken three additional pilot trials: cardiac surgery, wound healing and acute coronary ischemia.

Effective October 2, 2007, the Company’s outstanding class A common shares, stock options and warrants reverse split at a one-for-five ratio, with post split shares retaining a par value of $0.01 per share. The Company had 77,967,938 shares of class A common stock outstanding at the end of trading on October 1, 2007, which converted into 15,193,587 shares and cash in lieu of fractional shares. All references to shares, options and warrants, have been adjusted to reflect the reverse split for all periods presented.

In trauma, the Company is continuing, under an agreement with the Naval Medical Research Center (NMRC), to develop Hemopure for use in trauma patients in the out-of-hospital setting. In June 2005, the NMRC submitted an Investigational New Drug Application (IND) to the FDA for a clinical trial called RESUS (Restore Effective Survival in Shock). This IND was placed on clinical hold by the FDA in July 2005. The Navy has responded to questions and revised the protocol, but the FDA has maintained its clinical hold. Separately, a Phase 2 safety and feasibility trial of Hemopure, in trauma patients in the hospital setting, is ongoing in South Africa.

In 2006, the Company submitted a marketing authorization application (MAA) to the United Kingdom’s Medicines and Healthcare products Regulatory Agency (MHRA). The application sought authorization to market Hemopure in the U.K. for the treatment of acutely anemic adult orthopedic surgery patients less than 80 years of age. In December 2006, the Company received a provisional opinion letter from the MHRA containing comments and questions pertaining to the application. The Company responded in full to the MHRA letter in early November 2007, requesting marketing authorization for the treatment of acutely anemic adult orthopedic surgery patients under 80 years of age when blood is not readily available or not an option. The Company expects the MHRA’s decision during the first half of 2008.

The Company is subject to a number of risks. Principal among these are the risks associated with the uncertainties of adequate financing to continue as a going concern, compliance with FDA and other governmental regulations and approval requirements, the outcome of preclinical studies and clinical trials, sources of supply of materials, development by competitors of new technological innovations, dependence on key personnel and protection of proprietary technology.

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

Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), requires that long-lived assets be reviewed for impairment whenever events or

BIOPURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Our investments in property and equipment, such as construction in progress; real property license rights related to the source, supply and initial processing of our major raw material; and the asset related to expenditures on engineering and design for a planned manufacturing facility in South Carolina are the principal long-lived assets subject to such a review.

During the fourth quarter of fiscal 2007, pursuant to SFAS 144 we recorded an $11.3 million impairment charge for our engineering and design asset relating to a large-scale manufacturing plant. See Note 3 to these Consolidated Financial Statements for further information.

Since October 31, 2007, the Company has raised approximately $16.5 million, before offering expenses of approximately $1.6 million, in additional financing (Note 14). The Company expects this funding, in addition to the cash and cash equivalents at October 31, 2007, to be sufficient to fund operations into July 2008. The Company is considering additional measures to reduce its cash burn and increase revenue, but additional capital will still be required to fund the Company’s operations until such time, if ever, as the Company’s income can sustain operations. The Company intends to seek additional capital through sales of equity securities and, if appropriate, to consider strategic collaborations for sharing development and commercialization costs. However, there can be no assurance that adequate additional financing will be available to the Company on terms that it deems acceptable, if at all. Furthermore, the Company may not continue to qualify for continued listing on the Nasdaq Capital Market. If delisting occurs, the Company’s ability to raise funds will be adversely affected. Therefore, there exists substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying value of the assets and/or liabilities in these consolidated financial statements despite this uncertainty.

2.	Significant Accounting Policies

Basis of Presentation

The consolidated financial statements reflect the accounts of the Company and its subsidiaries. All inter-company accounts and transactions have been eliminated.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Biopure Netherlands, BV, Biopure South Africa, Pty, Ltd., Reperfusion Systems Incorporated, DeNovo Technologies Corporation and Biopure Overseas Holding Company and Neuroblok Incorporated, a 60% owned subsidiary, which has no activity. All inter-company accounts and transactions have been eliminated in consolidation. The Company’s treatment of foreign subsidiaries is consistent with the guidelines set forth in SFAS 52 “Foreign Currency Translations.” The financial statements of the Company’s foreign subsidiaries are measured using the U.S. dollar as the functional currency, with results of operations and cash flows translated at average exchange rates during the period, and assets and liabilities translated at end of period exchange rates. Unrealized foreign currency transaction gains and (losses) are included in consolidated balance sheet and have not been material to date.

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

BIOPURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash Equivalents

The Company considers highly liquid instruments with original maturities of 90 days or less at the time of purchase to be cash equivalents. Cash equivalents are carried at cost, which approximate their fair market value. As of October 31, 2007 and 2006, cash equivalents principally consist of money market funds.

Inventories

Inventories are stated at the lower of cost (determined using the first-in, first-out method) or market. Inventories consist of raw material, work-in-process and Hemopure and Oxyglobin finished goods. Inventories are reviewed periodically to identify expired units and units with a remaining life too short to be commercially viable based on projected sales activity. Inventories are also subject to internal quality compliance investigations. Inventory that is not expected to be utilized based on projected demand or that fails quality assessment is written off. The inventory of Hemopure finished goods represents the units the Company expects to sell in South Africa or use in preclinical and clinical studies where payment is received for the trial material. Any units expected to be consumed by the Company in its own preclinical or clinical trials are expensed to research and development when manufactured. If the Company continues to experience extremely limited sales in South Africa or further delays occur in the use of Hemopure by the NMRC in its proposed RESUS trial, the Company expects to write off additional units in the future.

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

Other Long-Lived Assets

Real property licenses, stated at amortized cost of $394,000 as of October 31, 2007, are included in other non-current assets. Amortization is calculated using the straight-line method over the estimated useful life of the amortized assets, which is 13 years. For the fiscal years ended October 31, 2007, 2006 and 2005, amortization expense for these licenses was $56,000 per year. The estimated aggregate amortization expense for the next 5 fiscal years is $280,000. The remainder of the balance of other non-current assets includes credit assurance and security deposits for property the Company leases.

Long-Lived Assets

In accordance with Financial Accounting Standards Board (FASB) SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company evaluates long-lived assets for impairment when changes in circumstances indicate the carrying amount of the long-lived asset may not be recoverable. During the fourth quarter of 2007, the Company identified indicators of impairment and performed the required test relating to the design and engineering asset associated with the proposed large scale manufacturing plant in South Carolina. See Note 3 for further discussion.

In fiscal 2005, the Company determined that impairment existed on some manufacturing equipment located in its Cambridge, Massachusetts facility. Accordingly, the Company recorded an impairment charge. During the first fiscal quarter of 2007, the Company determined that the plan of sale criteria in SFAS No. 144 for the equipment had

BIOPURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

been met. A third party is marketing the equipment on the Company’s behalf and the Company expects the sale of this asset to be completed within 3 months. The carrying value of this asset, which was approximately $225,000 at October 31, 2007, is included in other current assets in the accompanying consolidated balance sheet.

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

Shipping and Handling Costs

Shipping and handling costs are recorded as cost of revenues and are not material for fiscal years 2007, 2006 and 2005.

Research and Development Costs

Research and development costs are expensed as incurred. These costs include compensation and other internal and external costs associated with preclinical studies, clinical trials, costs of product used in trials and tests.

Stock-Based Compensation

As of October 31, 2007, the Company had one share-based compensation plan, the 2002 Biopure Corporation Omnibus Securities and Incentive Plan (“the 2002 Plan”). The Plan as amended, which is shareholder-approved, permits the grant of share options to the Company’s employees, consultants and directors for up to 943,328 shares of common stock. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Typically, granted options vest in increments over four years and may be exercised within ten years of the date of grant. Options to the board of directors vest monthly. Shares issued upon exercise of options are generally issued from new shares of the Company.

The Company adopted the provisions of Statement of Financial Accounting Standards 123(R), “Share-Based Payment” (SFAS 123(R)), beginning November 1, 2005, using the modified prospective transition method. Under the modified prospective transition method, financial statements for periods prior to the adoption date are not retrospectively adjusted. However, compensation expense is recognized, based on the requirements of SFAS 123(R), for (a) all share-based payments granted after the effective date and (b) all awards granted to employees prior to the effective date that remained unvested on the effective date.

Prior to adopting SFAS 123(R), the Company used the intrinsic value method to account for stock-based compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” As a result of the adoption of SFAS 123(R), the Company is amortizing the unamortized stock-based compensation expense related to unvested option grants issued prior to the adoption of SFAS 123(R). Historically the fair value of

BIOPURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

options granted was calculated using the Black-Scholes Option pricing model. The Company has elected to continue to use this model. SFAS 123(R) also requires companies to use an estimated forfeiture rate when calculating the expense for the period, while SFAS 123 permitted companies to record forfeitures based on actual forfeitures, which was the Company’s historical policy. The Company has applied an estimated forfeiture rate to remaining unvested awards based on historical experience in determining the expense recorded in the Company’s consolidated statement of operations. This estimate is evaluated quarterly and the forfeiture rate is adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest. The Company has elected to recognize compensation cost for awards with pro-rata vesting using the straight-line method.

Total compensation expense for all stock-based compensation recorded under SFAS 123(R) for the fiscal years ended October 31, 2007 and 2006 is as follows (in thousands):

	2007	2006

Cost of revenues	$124	$152
Research and development	142	131
Selling and marketing	2	4
General and administrative	494	636

Total	$762	$923

The compensation expense increased both basic and diluted net loss per share by $0.051 and $0.117 for the fiscal years ended October 31, 2007 and 2006, respectively. No stock-based compensation expense was capitalized as part of inventory during the years ended October 31, 2007 and 2006. In accordance with the modified-prospective transition method of SFAS 123(R), results for prior periods have not been restated. As of October 31, 2007, there was $1.1 million of unrecognized compensation expense, net of forfeitures, related to non-vested market-based share awards, that is expected to be recognized over a weighted-average period of 2.2 years.

The following table illustrates the effect on net loss and net loss per share for the fiscal year ended October 31, 2005 if the Company had applied the fair value recognition provisions of SFAS 123(R) to options granted under the plan (in thousands, except per share data):

2005

Net loss as reported	$(28,671)
Add: Stock-based employee compensation cost included in the determination of net loss as reported	—
Deduct: Total stock-based compensation expense determined under the fair value method for all employee awards	(1,962)

As adjusted net loss	$(30,633)

Basic and diluted net loss per share:
As reported	$(6.40)
As adjusted	$(6.85)
Weighted average fair value of options granted	$5.00

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

	Fiscal Years Ended October 31,
	2007	2006	2005

Weighted average risk-free interest rates	4.58%	4.57%	3.95%
Expected dividend yield	—	—	—
Expected life	5 Years	5 Years	6 Years
Expected volatility	85%	85%	90%

The weighted average grant-date fair value of options granted during fiscal 2007 was $1.93 per share.

A summary of option activity under the Plan as of October 31, 2007 and changes during the twelve-month period then ended is presented below (in thousands, except weighted average data):

		Weighted-	Weighted-
	Number	Average	Average	Aggregate
	of Stock	Exercise	Remaining	Intrinsic
	Options	Price	Life in Years	Value

Outstanding at October 31, 2006	532	$54.70
Granted	282	2.72
Exercised	(1)	2.75
Forfeited/Cancelled/Expired	(84)	39.51

Outstanding at October 31, 2007	729	36.43	7.76	$—

Exercisable at October 31, 2007	332	74.37	6.43	$—

Vested and expected to vest at October 31, 2007	698	37.87	7.71	$—

During fiscal years 2007 and 2006, there were 1,000 and 2,400 options exercised, respectively, with no intrinsic value. There were no options exercised during the same periods in fiscal 2005. The total fair value of shares vested during fiscal years 2007, 2006 and 2005 were $711,000, $1.1 million and $1.7 million, respectively.

Net Loss Per Common Share

Basic net loss per common share is computed based on the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is computed based upon the weighted-average number of common shares outstanding during the year, adjusted for the dilutive effect of the Company’s common stock equivalents, including the shares issuable upon the conversion of Class B Common Stock outstanding and the exercise of common stock options and warrants determined based upon average market price of the class A common stock for the period. Basic and diluted net loss per common share is computed the same for all periods presented, as the Company had losses for all periods presented and, consequently, the effect of the Class B Common Stock and common stock equivalents is anti-dilutive.

Dilutive weighted average shares does not include 12,026,120, 5,483,634 and 1,360,789 common stock equivalents for the years ended October 31, 2007, 2006 and 2005, respectively, as their effects would be anti-dilutive.

Concentration of Credit Risk and Significant Customers

SFAS No. 105, “Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk,” requires disclosure of any significant off-balance-sheet risks and credit risk concentrations. The Company has no significant off-balance-sheet risk. Financial instruments,

BIOPURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

which subject the Company to credit risk, principally consist of cash, cash equivalents, accounts receivable and a note receivable from one former officer. The Company maintains the majority of its cash balances with high quality financial institutions. Prior to August 2007 the Company accounted for European sales on a consignment basis. Now the distributor purchases the product outright. This distributor represented 0%, 82% and 86% of total Oxyglobin accounts receivable at October 31, 2007, 2006 and 2005, respectively. The Company derived Oxyglobin revenue, included in product revenue, from one unrelated distributor in the United Kingdom in 2007, 2006 and 2005 individually accounting for a total of 29% or $614,000, 22% or $278,000 and 24% or $277,000, respectively, of total Oxyglobin revenues. All of the research and development revenue recorded in fiscal years 2007, 2006 and 2005 was derived from the U.S. Army for reimbursement of certain trauma development expenses.

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

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision making group, in making decisions regarding resource allocation and assessing performance. To date the Company has viewed its operations and manages its business as principally one operating segment, which is developing, manufacturing and supplying a new class of pharmaceuticals, called oxygen therapeutics, which are intravenously administered to deliver oxygen to the body’s tissues. As of October 31, 2007, virtually all of the Company’s assets are located in the United States. For the fiscal year ended October 31, 2007, customers in the United States and the Company’s distributor in the United Kingdom accounted for 71% and 29% of the Company’s Oxyglobin revenue recognized, respectively. For the fiscal year ended October 31, 2006, customers in the United States and the Company’s distributor in the United Kingdom accounted for 78% and 22% of the Company’s Oxyglobin revenue recognized, respectively. For the fiscal year ended October 31, 2005, customers in the United States and the Company’s distributor in the United Kingdom accounted for 76% and 24% of the Company’s Oxyglobin revenue recognized, respectively. The Company also markets Hemopure for one indication in South Africa. Revenue to date has not been significant.

Recently Issued Accounting Standards

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to provide additional information that will help investors and other financial statement users to easily understand the effect of the company’s choice to use fair value on its earnings. Additionally, SFAS No. 159

BIOPURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007 (beginning with the Company’s 2009 fiscal year). Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157. The Company is currently assessing the impact of adopting SFAS No. 159, but does not believe the adoption of this standard will have a material impact on the Company’s results of operations or financial position.

In July 2006, the FASB issued FIN 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). This interpretation requires that the Company recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006 (beginning with the Company’s 2008 fiscal year), with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its financial statements, but does not believe the adoption of this standard will have a material impact on its financial position or results of operations.

In September 2006, the FASB issued FAS 157, “Fair Value Measurements” (“SFAS 157”). This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, (beginning with the Company’s 2009 fiscal year) . The Company is currently evaluating the impact of adopting SFAS 157 on its financial statements, but does not believe the adoption of this standard will have a significant impact on the Company’s results of operations or financial position.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). In SFAS 141(R), the FASB retained the fundamental requirements of Statement No. 141 to account for all business combinations using the acquisition method (formerly the purchase method) and for an acquiring entity to be identified in all business combinations. However, the new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS 141(R) is effective for annual periods beginning on or after December 15, 2008 (beginning with the Company’s 2010 fiscal year). We have not yet determined the impact, if any, that SFAS 141(R) will have on our results of operations or financial position.

3.	Impairment Charge

Pursuant to SFAS 144, during the fourth quarter of fiscal 2007, we assessed our long-lived assets for potential impairment. Regarding the design and engineering asset related to the planned South Carolina manufacturing facility, we have experienced continued delays in obtaining financing for this facility and in our plans to construct this facility. In addition, we have experienced significant delays in our activities, including clinical and U.S. regulatory delays, toward marketing authorization for Hemopure in the United States or another jurisdiction with a sizeable market. We have also modified our clinical development strategy toward increasing efforts on the approval of Hemopure in European countries. We are unable to reliably project the timing of a need for a new plant given the continued delays, uncertainties in drug development and uncertainties about our ability to gain, or the timing of our gaining, regulatory approval in a major market. Consequently, pursuant to SFAS 144, the Company recorded a one time, non-cash impairment charge of $11.3 million during the fourth quarter of fiscal 2007 to fully impair the engineering and design asset.

BIOPURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Transactions with Related Parties

In August 1990, the Company made loans to certain directors and officers to allow them to purchase Class A Common Stock. All of the loans, with the exception below, have been paid or, in one case, forgiven and charged as compensation.

The Company holds a note receivable from Carl Rausch, a former officer. During fiscal 2007 the Company determined that collecting payment on this note can not reasonably be assured and that a reserve was appropriate. The Company charged general and administrative expense by $235,000 and established a reserve which is offsetting the note receivable within stockholders’ equity in the accompanying consolidated balance sheet. The Company is pursuing collection of this note. The note continues to bear interest at the prime rate (7.50% at October 31, 2007) plus 2% for late payment. Mr. Rausch is no longer affiliated with the Company.

5.	Inventories

Inventories consisted of the following:

	October 31,
	2007	2006
	(In thousands)

Raw materials	$641	$535
Work-in-process	468	343
Finished goods — Oxyglobin	732	1,160
Finished goods — Hemopure	278	812

	$2,119	$2,850

The inventory of Hemopure finished goods represents those units the Company expects to sell in South Africa or use in preclinical or clinical studies where payment is received for the trial material . Each quarter the Company reviews the inventory of Hemopure finished goods and, if necessary, writes off any units beyond those forecast for these purposes, resulting in a charge to operations through cost of revenues or to research and development. Accordingly, in fiscal 2007 the Company charged $236,000 to cost of revenues and $219,000 to research and development. If the Company continues to experience extremely limited sales in South Africa or further delays occur in the use of Hemopure by the NMRC in its proposed RESUS trial, the Company expects to write off additional units in the future.

6.	Investment in Affiliate

In July 1994, the Company acquired a 50 percent general partnership interest in Eleven Hurley Street Associates (EHSA), a real estate partnership, which owns the Company’s principal office and research and development facilities. The Company’s lease with EHSA requires annual rental payments of $304,000 through 2012. In the event EHSA became insolvent or was unable to pay its obligations, the Company, as one of the general partners, could be liable for all partnership obligations to the extent partnership assets are not sufficient to satisfy such obligations. EHSA’s liabilities as of October 31, 2007 consist of a promissory note to a bank with a principal balance of $1,000,000. The note accrues interest at 6.5% and matures on August 31, 2015. As of October 31, 2007, the maximum potential amount of future payments under the note would be $1,460,000. The note is secured by the office and research and development facility, which the Company believes has fair value sufficient to satisfy the promissory note balance. In October 2003, the FASB issued Interpretation of FIN No. 46(R), “Consolidation of Variable Interest Entities,” which requires consolidation of variable interest entities created before February 1, 2003 for financial statements issued for the first reporting period ending after December 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company adopted FIN 46(R) in the second quarter of fiscal 2004.

BIOPURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidation was not required as a result of such adoption, and as a result, the adoption has not had a material impact on the Company’s overall financial position or results of operations.

7.	Accrued Expenses

Accrued expenses consist of the following:

	October 31,
	2007	2006
	(In thousands)

Accrued financing fees	$537	$537
Accrued payroll and related employee expenses	373	198
Accrued legal and audit fees	347	1,054
Accrued severance	—	568
Accrued vacation	291	300
Accrued utilities	164	72
Other	800	521

	$2,512	$3,250

Accrued severance at October 31, 2006, included costs relating to the resignation, in fiscal 2005, of the Company’s Chief Technology Officer. At October 31, 2006, an accrual for this individual was $568,000. During fiscal 2007, the Company paid $175,000 of this amount. Because the Company was no longer obligated to pay the remaining $393,000 due to a breach of the employment agreement, it reversed this amount in fiscal 2007 by crediting general and administrative expense in the accompanying consolidated statement of operations.

8.	Restructuring

During the first quarter of fiscal 2005, the Company vacated leased office space and sublet it for a period of 38 months. The Company accounted for the transaction in accordance with FAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” These costs were included in general and administrative expense in the consolidated statement of operations during fiscal 2005 and the remaining obligation is accrued in restructuring charges on the consolidated balance sheet at October 31, 2007.

The following table displays the restructuring activity and liability balances (in thousands):

Balance at October 31, 2006	$253
Payments	(217)
Accretion of liability	8

Balance at October 31, 2007	$44

9.	Stockholders’ Equity

Stock and Warrant Issuance

On December 13, 2006, the Company sold 5,670,000 shares of its Class A Common Stock and received proceeds of $18,144,000 before expenses of $1,757,315 and recorded an increase in stockholders’ equity of $16,387,000. The Company also issued to the same investors warrants to acquire 5,670,000 shares of its Class A Common Stock at an exercise price of $4.00 per share. These warrants vested immediately and expire five years from the date of issuance. The Company also issued to the underwriters warrants to acquire 600,000 shares of its Class A Common Stock at an exercise price of $4.00. These warrants became exercisable one year from their date of issuance and expire on the fifth anniversary of their date of issuance. All of the warrants issued in this financing

BIOPURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

became callable by the Company after six months provided, however, that the weighted average price of the Company’s Class A common stock for ten consecutive days is over $6.00.

The Company accounts for warrants granted to unrelated parties in accordance with EITF 00-19: “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock”. In accordance with the EITF, the Company classifies the fair value of such warrants as a component of permanent equity within additional paid-in capital. The fair value of the warrants has been calculated on the date of grant using the Black-Scholes Option pricing model with assumptions for risk-free interest rate of 4.53%, no dividend yield, expected lives of 5 years and a volatility of 85%. The proceeds of the equity fundraisings assigned to the common stock and warrants were approximately $9,200,000 and $7,200,000, respectively, based upon their relative fair values, and are reflected in total within the consolidated statements of stockholders’ equity.

During fiscal year 2007, 1,562 warrants were exercised at an exercise price of $4.25 per share, for proceeds to the Company of approximately $6,600.

The following table reflects warrants outstanding and exercisable as of October 31, 2007:

	Warrants Outstanding
		Weighted
		Average	Weighted-	Warrants Exercisable
		Remaining	Average		Weighted-
	Number	Contractual Life	Exercise	Number	Average
Exercise Price	Outstanding	(Yrs.)	Price	Exercisable	Price

$4.00-$4.25	7,940,018	3.9	$4.05	7,340,018	$4.05
$4.45-$4.92	1,715,986	3.8	4.46	1,715,986	4.46
$5.125-$21.39	1,504,684	2.6	7.91	1,504,684	7.91
$75.00-$118.80	92,372	0.4	98.11	92,372	98.11

	11,253,060			10,653,060

Common Stock

The holder of Class B Common Stock is not entitled to vote or to receive dividends. The Class B Common Stock is convertible into shares of Class A Common Stock according to a formula that is based upon a future fair market value of the Company and is conditioned upon the Company achieving U.S. FDA approval for Hemopure. The number of shares of Class A Common Stock to be issued in exchange for the Class B Common Stock will be determined based upon an independent valuation of the Company after FDA approval of the Company’s oxygen therapeutic product for humans. The valuation is then divided by 454,517 shares, representing the number of shares of class A common stock outstanding on the date of the agreement, (adjusted for reverse splits) to arrive at a fair value per share of Class A Common Stock. The total investment in the Company, $142.3 million, divided by such per share fair value of Class A Common Stock, results in the number of shares of Class A Common Stock the holder will receive, limited to a maximum of 42,404 shares.

Of the Company’s currently outstanding Class A Common Stock, 32,112 shares are restricted from transfer by a restriction that can only be removed upon payment to the Company, in cash or Class A Common Stock, of $237.60 per restricted share.

Dividends

At this time, the Company does not intend to pay dividends.

BIOPURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table summarizes information about options outstanding at October 31, 2007:

	Options Outstanding
		Weighted		Options Exercisable
		Average	Weighted-		Weighted-
		Remaining	Average		Average
		Contractual Life	Exercise		Exercise
Exercise Price	Shares	(Yrs.)	Price	Shares	Price

$1.985-$4.60	303,603	9.3	$2.93	38,095	$4.06
$5.825-$11.10	291,692	7.6	6.18	172,732	6.24
$21.45-$53.625	69,943	6.6	32.86	57,443	33.01
$90.15-$104.40	3,999	5.4	93.64	3,999	93.64
$180.75-$223.80	18,863	3.6	204.86	18,863	204.86
$279.00-$360.00	28,118	2.2	351.10	28,118	351.10
$533.45-$783.00	12,865	1.3	579.91	12,865	579.91

	729,083	7.8	36.43	332,115	74.37

In April 2002, the Company established the 2002 Plan, which provides for the granting of incentive stock options, non-qualified stock options, restricted stock awards, deferred stock awards, unrestricted stock awards, performance share awards, distribution equivalent rights, or any combination of the foregoing to key management, employees and directors. Following several amendments, the latest of which was April 6, 2005, the maximum number of shares reserved for issuance under this plan is 943,328. At October 31, 2007, there were 214,245 shares available for future grants under the 2002 plan.

Reserved Shares

At October 31, 2007, there were 12,240,354 shares of Class A Common Stock reserved for issuance under options and warrants and upon conversion of Class B Common Stock as shown below:

Outstanding stock options	729,083
Stock options available for grant	214,245
Outstanding warrants	11,253,060
Shares reserved for issuance upon conversion of Class B Common Stock	42,404

12,238,792

Rights Agreement

Each holder of Class A Common Stock has a preferred stock purchase right for each share owned. The rights entitle the holders to acquire preferred stock following an acquisition of more than 20 percent of the Company’s

BIOPURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Class A Common Stock by any person or group, if the board of directors does not redeem the rights. If the rights were not redeemed, their exercise would cause substantial dilution to the acquiring person or group.

10.	Employee Benefit Plan

The Company has a defined contribution plan, the Biopure Corporation Capital Accumulation Plan, qualified under the provisions of Internal Revenue Code section 401(k). Employees are eligible for enrollment upon becoming employed and for discretionary matching after one year of service. The Company’s discretionary contribution vests after a period of three years from the date of employment. In 2007, 2006 and 2005, the Company contributed $172,000, $135,000, and $147,000 respectively, to the plan.

11.	Income Taxes

At October 31, 2007, the Company had available for the reduction of future years’ federal taxable income and income taxes, net operating loss carry forwards of approximately $353,865,000 expiring from the year ended October 31, 2008 through 2027, along with federal and state research and development and state investment tax credits of approximately $7,765,000 expiring from the year ended October 31, 2008 through 2027. Since the Company has incurred only losses since inception and due to the degree of uncertainty with respect to future profitability, the Company believes at this time that it is more likely than not that sufficient taxable income will not be earned to allow for realization of the tax loss and credit carry forwards and other deferred tax assets. Accordingly, the tax benefit of these items has been fully reserved. Net operating loss carryforwards and available tax credits are subject to review by the Internal Revenue Service and may be limited in the event of certain changes in the ownership interest of significant stockholders.

In the event of any tax benefit relating to the valuation allowance of deferred tax assets, approximately $3,501,000 as of October 31, 2007 would be reported in additional paid in capital.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of October 31, 2007 and 2006 were as follows:

	2007	2006
	(In thousands)

Deferred tax assets:
Net operating loss carryforward	$130,193	$124,408
Capitalized research and development	49,118	48,687
Accruals and reserves	934	477
Stock-based compensation	210	411
Tax credit carryforwards	7,765	7,814

Total deferred tax assets	188,220	181,797
Deferred tax liabilities:
Depreciation	(2,423)	2,959

Total deferred tax liabilities	(2,423)	2,959

Net deferred tax assets	190,643	178,838
Valuation allowance for deferred tax assets	(190,643)	(178,838)

Net deferred tax assets	$—	$—

BIOPURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In 2007, the valuation allowance increased by $11,805,000 due primarily to the increase in net operating losses combined with expired net operating losses. In 2006, the valuation allowance increased by $6,333,000 due primarily to the increase in net operating losses combined with expired net operating losses.

12.	Commitments and Contingencies

The Company is party to an agreement with B. Braun Melsungen A.G. (Braun) requiring that the Company pay Braun a royalty of two percent of the Company’s revenues from human product sales and license fees in a specified European region. Payments must be made on a quarterly basis until such amounts aggregate $7,500,000. No payments have been required or made as of October 31, 2007.

The Company leases office, research and manufacturing space under operating lease agreements that expire at various dates through December 31, 2012. The Company has the option to extend the terms of certain operating leases for additional periods. Future minimum lease payments under these leases, which include the facility subleased below, at October 31, 2007 are as follows:

Fiscal 2008	$915,765
Fiscal 2009	807,610
Fiscal 2010	404,748
Fiscal 2011	304,064
Fiscal 2012	304,064

$2,736,251

Rent expense was approximately $802,000, $796,000 and $715,000 in 2007, 2006 and 2005, respectively.

During fiscal 2005, the Company vacated office space and sublet it. The minimum payments to be received in the future under the non-cancelable sublease are as follows:

2008	$107,359

$107,359

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

13.	Litigation

Biopure, two former outside directors, its former chief executive officer, former chief technology officer, former chief financial officer and former senior vice president of regulatory affairs were named as defendants in a number of purported class action complaints, filed between December 30, 2003 and January 28, 2004, in the United States District Court for the District of Massachusetts (the “District Court”) by alleged purchasers of the Company’s common stock. Those complaints were consolidated in a single action, in regards to Biopure Corporation Securities Litigation. The consolidated matter was settled and the District Court entered final judgment dismissing the claims with prejudice on September 24, 2007. The settlement payment was made by insurance.

The seven members of the Company’s Board of Directors during the period March through December 2003 and certain officers during that period were named as defendants in two stockholder derivative actions filed on January 26, 2004 and January 29, 2004 in the District Court. A consolidated, amended complaint was filed in regard to Biopure Corporation Derivative Litigation. Biopure is named as a defendant, even though in a derivative action any award is for the benefit of the Company, not individual stockholders. The consolidated, amended complaint

BIOPURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

alleges that the individual directors and officers breached fiduciary duties in connection with disclosures concerning regulatory and clinical events. The complaint does not specify an amount of alleged damages. The Company appointed two disinterested directors as a special litigation committee to determine whether or not the Company should pursue this action. The special litigation committee conducted its investigation and determined the Company should not pursue the action. The special litigation committee accordingly has filed a motion to dismiss the action. No amounts have been accrued to date with regard to this litigation and a similar claim in the Trial Court of Middlesex County in Massachusetts. The Company believes this case is without merit.

14.	Subsequent Event

On November 6, 2007, Biopure completed a public offering of its common stock and warrants that raised $16.5 million, for net proceeds to the Company of $14.9 million. The Company sold 19,377,500 new shares of its common stock at $0.85 per share to institutional and individual investors and issued these investors warrants to purchase 19,377,500 shares of its common stock at an exercise price of $1.0625 per share. These warrants have a five-year term and are callable by Biopure after six months provided that the weighted average price of Biopure’s common stock for ten consecutive days is over $1.59. The Company also issued to the underwriters warrants to acquire 842,500 shares of its Class A Common Stock at an exercise price of $1.0625. These warrants become exercisable one year from their date of issuance and expire on the fifth anniversary of their date of issuance.

15.	Quarterly Financial Information (Unaudited)

The following is a summary of quarterly financial results for the fiscal years 2007 and 2006:

	4Q 2007	3Q 2007	2Q 2007	1Q 2007
	(In thousands, except per share data)

Statements of Operations Data:
Total revenues	$793	$550	$619	$594
Gross loss	(1,835)	(2,539)	(2,156)	(2,568)
Operating expenses:
Research and development	1,575	1,618	1,864	1,915
Impairment charge — Engineering and Design Asset	11,277	—	—	—
Sales and marketing	290	341	366	392
General and administration	1,823	2,107	2,027	2,231

Total operating expenses	14,965	4,066	4,257	4,538
Loss from operations	(16,800)	(6,605)	(6,413)	(7,106)
Other income, net	114	157	193	178

Net loss	$(16,686)	$(6,448)	$(6,220)	$(6,928)

Per share data:
Basic and diluted net loss per common share	$(1.07)	$(0.41)	$(0.40)	$(0.54)
Weighted-average shares used in computing basic net loss per common share	15,593	15,591	15,562	12,955

BIOPURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	4Q 2006	3Q 2006	2Q 2006	1Q 2006
	(In thousands, except per share data)

Statements of Operations Data:
Total revenues	$431	$396	$411	$477
Gross loss	(2,212)	(2,543)	(2,927)	(2,597)
Operating expenses:
Research and development	1,550	1,772	1,866	1,474
Sales and marketing	147	197	155	172
General and administration	2,489	2,239	2,287	2,300

Total operating expenses	4,186	4,208	4,308	3,946
Loss from operations	(6,398)	(6,751)	(7,235)	(6,543)
Other income, net	117	127	126	103

Net loss	$(6,281)	$(6,624)	$(7,109)	$(6,440)

Per share data:
Basic and diluted net loss per common share	$(0.66)	$(0.80)	$(0.91)	$(1.11)
Weighted-average shares used in computing basic net loss per common share	9,511	8,323	7,915	5,798