Form 10-Q
period 2008-01-31
BIOPURE CORP
filed 2008-03-17
CIK 815508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2008

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

(617) 234-6500

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒   No

The number of shares outstanding of each of the issuer’s classes of common stock as of March 13, 2008 was:

Class A Common Stock, $.01 par value	34,971,087
Class B Common Stock, $1.00 par value	117.7

BIOPURE CORPORATION

Biopure®, Hemopure®, and Oxyglobin® are registered trademarks of Biopure Corporation.

Part I

Item 1

BIOPURE CORPORATION

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	January 31, 2008	October 31, 2007
Assets:
Current assets:
Cash and cash equivalents	$11,178	$1,910
Accounts receivable, net	150	59
Inventories	2,082	2,119
Other current assets	1,033	1,165

Total current assets	14,443	5,253
Property, plant and equipment, net	8,007	8,398
Other assets	585	599

Total assets	$23,035	$14,250

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$788	$777
Accrued expenses	2,067	2,512
Current portion of deferred revenue	35	35
Current portion of restructuring charges	—	44

Total current liabilities	2,890	3,368
Deferred revenue, net of current portion	1,177	1,177
Other long-term liabilities	41	41

Total long-term liabilities	1,218	1,218
Commitments and contingencies, Note 9
Stockholders’ equity:
Preferred stock, $0.01 par value, 30,000,000 shares authorized, no shares outstanding	—	—
Common stock:
Class A, $0.01 par value, 200,000,000 shares authorized, 34,971,087 shares outstanding at January 31, 2008 and 15,593,587 at October 31, 2007	350	156
Class B, $1.00 par value, 179 shares authorized, 117.7 shares outstanding	—	—
Capital in excess of par value	561,702	546,800
Contributed capital	24,574	24,574
Unrealized loss on currency translation	(148)	(121)
Accumulated deficit	(567,551)	(561,745)

Total stockholders’ equity	18,927	9,664

Total liabilities and stockholders’ equity	$23,035	$14,250

See accompanying notes

BIOPURE CORPORATION

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	January 31, 2008	January 31, 2007
Revenues:
Product revenue	$477	$460
Research and development revenue	96	134

Total revenues	573	594
Cost of product revenues	2,788	3,162

Gross loss	(2,215)	(2,568)
Operating expenses:
Research and development	1,487	1,915
Sales and marketing	280	392
General and administrative	1,996	2,231

Total operating expenses	3,763	4,538

Loss from operations	(5,978)	(7,106)
Other income, net	176	178

Net loss	$(5,802)	$(6,928)

Per share data:
Basic and diluted net loss per common share	$(0.17)	$(0.53)

Weighted-average shares used in computing basic and diluted net loss per common share	33,918	12,955

See accompanying notes

BIOPURE CORPORATION

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	January 31, 2008	January 31, 2007
Operating activities:
Net loss	$(5,802)	$(6,928)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	456	862
Stock compensation expense	159	210
Deferred revenue	—	180
Accretion of restructuring charge	1	2
Inventory writedowns	—	236
Changes in assets and liabilities:
Accounts receivable	(91)	(14)
Inventories	37	262
Other current assets	132	279
Accounts payable	11	52
Accrued expenses	(449)	(518)
Restructuring charges	(45)	(50)

Net cash used in operating activities	(5,591)	(5,427)
Investing activities:
Purchases of property, plant and equipment	(51)	(28)

Net cash used in investing activities	(51)	(28)
Financing activities:
Net proceeds from sale of common stock and warrants	14,937	16,475

Net cash provided by financing activities	14,937	16,475
Net increase/(decrease) in cash and cash equivalents	9,295	11,020
Effect of exchange rate changes on cash and cash equivalents	(27)	—
Cash and cash equivalents at beginning of period	1,910	6,576

Cash and cash equivalents at end of period	$11,178	$17,596

Supplemental disclosure of cash flow information:
Fair value of warrants issued in conjunction with sales of common stock	$9,270	$7,264

See accompanying notes

BIOPURE CORPORATION

Notes to Condensed Consolidated Financial Statements

January 31, 2008

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended January 31, 2008 are not necessarily indicative of the results that may be expected for the year ending October 31, 2008; however, the Company expects to incur a substantial loss for the year ending October 31, 2008.

Effective October 2, 2007, the Company’s outstanding and reserved class A common shares, stock options and warrants reverse split at a five to one ratio, with post split shares retaining a par value of $.01 per share. All references to shares, options and warrants have been adjusted to reflect the reverse split for all periods presented.

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

These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2007, filed with the SEC on January 29, 2008.

The Company has financed operations from inception primarily through sales of equity securities and development and license agreement payments. The Company has not been profitable since inception and had an accumulated deficit of $567.6 million at January 31, 2008. As of January 31, 2008, the Company had $11.2 million in cash and cash equivalents. The Company expects this funding to be sufficient to fund operations into July 2008 under the current operating plan. The Company will require significant additional funding to remain a going concern and to fund operations until such time, if ever, as it becomes profitable. The Company intends to seek additional capital through sales of equity and other securities and, if appropriate, to consider strategic collaborations for sharing development and commercialization costs. However, there can be no assurance that adequate additional financing will be available to the Company on terms that it deems acceptable, if at all. Furthermore, the Company may not continue to qualify for continued listing on the Nasdaq Capital Market. To maintain its listing, the Company is required, among other things, to maintain a daily closing bid price per share of $1.00. The Company is out of compliance with the $1.00 minimum bid price requirement for continued inclusion of its Class A common stock in the Nasdaq Stock Market. Under Nasdaq rules, the Company has until June 11, 2008 to regain compliance by having the bid price of our common stock close at $1.00 per share or more for at least 10 consecutive business days. If the Company does not regain compliance by June 11, 2008, Nasdaq will determine whether we meet the initial listing criteria set forth in Marketplace Rule 4310(c), except for the bid price requirement. If we meet the initial listing criteria, we expect to be granted an additional 180 calendar day compliance period. If we do not demonstrate compliance within the compliance period, we will be issued a delisting letter. If we are deemed not eligible on June 11, 2008 for an additional compliance period, Nasdaq will provide written notification that the securities will be delisted. If that occurs, the Company’s ability to raise funds will be adversely affected. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

BIOPURE CORPORATION

Notes to Condensed Consolidated Financial Statements

January 31, 2008

(Unaudited)

(continued)

Comprehensive loss approximated net loss for all periods presented.

2.	Net Loss per Share

Basic net loss per common share is computed based on the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is computed based upon the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of the Company’s common stock equivalents, including the maximum number of shares issuable upon the conversion of class B common stock outstanding and the exercise of class A common stock options and warrants. The dilutive effect of stock options and warrants is determined based on the treasury stock method using the average market price of the class A common stock for the period. However, basic and diluted net loss per common share are presented as the same for all periods presented, as the Company had losses for all periods presented, so the effect of class B common stock and options and warrants for class A common stock is anti-dilutive. Consequently, dilutive weighted average shares outstanding do not include 32,227,646 potential common-equivalent shares for the three months ended January 31, 2008 and 11,832,111 potential common-equivalent shares for the three months ended January 31, 2007, as their effect would have been anti-dilutive.

3.	Stock Based Compensation

As of January 31, 2008, the Company had one share-based compensation plan, the 2002 Biopure Corporation Omnibus Securities and Incentive Plan (“the 2002 Plan”). The Plan as amended, which is shareholder-approved, permits the grant of share options to the Company’s employees, consultants and directors for up to 943,328 shares of common stock. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Typically, granted options vest in increments over four years and may be exercised within ten years of the date of grant. Options to the non-employee members of the board of directors vest monthly. Shares issued upon exercise of options are generally issued from new shares of the Company.

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

BIOPURE CORPORATION

Notes to Condensed Consolidated Financial Statements

January 31, 2008

(Unaudited)

(continued)

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model with the assumptions noted in the following table. The weighted average risk-free interest rate is based on a treasury instrument, the term of which is consistent with the expected life of the stock options. Expected volatility is based exclusively on historical volatility data of the Company’s common stock. The Company estimates stock option forfeitures based on historical experience. The Company was unable to use historical information to estimate the expected term due to a lack of historical exercise activity and therefore used the “simplified” method as prescribed by the SEC Staff Accounting Bulletin (SAB) No. 107 for grants prior to December 31, 2007. On December 21, 2007 the SEC issued SAB No. 110 which states the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company expects to continue to use the simplified method.

	Three Months Ended
	January 31, 2008	January 31, 2007
Weighted average risk-free interest rate	—	4.58%
Expected volatility	—	85%
Expected lives (years)	—	5.42
Expected dividend yield	—	—

No options were granted during the first fiscal quarter of 2008. During the first fiscal quarter of fiscal 2007 5,000 options were granted with a grant-date fair value of $2.55 per share.

As of January 31, 2008, there was approximately $893,000 of unrecognized compensation expense, net of forfeitures, related to non-vested market-based share awards, which is expected to be recognized over a weighted-average period of 2.16 years.

No options were exercised during the first three months of fiscal 2008 or fiscal 2007. The total fair values of shares vested during fiscal 2008 and 2007 were $72,013 and $48,200 respectively.

4.	Capital Transaction

On November 6, 2007, Biopure completed a public offering of its common stock and warrants that raised $16.5 million, for net proceeds to the Company of $14.9 million. The Company sold 19,377,500 new shares of its class A common stock at $0.85 per share to institutional and individual investors and issued these investors warrants to purchase 19,377,500 shares of its common stock at an exercise price of $1.0625 per share. These warrants have a five-year term and are callable by Biopure after six months provided that the weighted average price of Biopure’s common stock for ten consecutive days is over $1.59. The Company also issued to the underwriters warrants to acquire 842,500 shares of its class A common stock at an exercise price of $1.0625. These warrants become exercisable one year from their date of issuance and expire on the fifth anniversary of their date of issuance. The Company accounts for warrants to unrelated parties in accordance with EITF 00-19: “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock”. In accordance with the EITF, the Company classified the fair value of these warrants, calculated on the date of grant using the Black -Sholes Option pricing model, as a component of permanent equity within additional paid in capital.

5.	Inventories

Inventories are valued at the lower of cost (determined using the first-in, first-out method) or market. Inventories were as follows at the following dates:

BIOPURE CORPORATION

Notes to Condensed Consolidated Financial Statements

January 31, 2008

(Unaudited)

(continued)

In thousands	January 31, 2008	October 31, 2007
Raw materials	$721	$641
Work-in-process	146	468
Finished goods-Oxyglobin	812	732
Finished goods-Hemopure	403	278
	$2,082	$2,119

Hemopure [hemoglobin glutamer – 250 (bovine)] finished goods represents units the Company expects to sell in South Africa and units to be used in preclinical or clinical trials conducted by or on behalf of the U.S. Naval Medical Research Center (NMRC), for which the Company is reimbursed. Each quarter the Company reviews the inventory of Hemopure finished goods and, if necessary, writes off any units beyond those forecast for these purposes. There was no write-down of inventory in the first fiscal quarter of 2008. If the Company continues to experience extremely limited sales in South Africa or further delays in the use of Hemopure by the NMRC, it expects to write off additional units in the future.

6.	Accrued Expenses

Accrued expenses were as follows at the following dates:

In thousands	January 31, 2008	October 31, 2007
Accrued payroll and related employee expenses	$174	$373
Financing fees	537	537
Accrued severance	29	—
Accrued legal and audit fees	153	347
Accrued vacation	261	291
Accrued utilities	198	164
Clinical trials	278	199
Other	437	601

	$2,067	$2,512

Accrued severance at January 31, 2008 includes costs related to the resignation of the Company’s Vice President-Operations and Acting Chief Financial Officer. In the first fiscal quarter of 2008 the Company recorded an accrual of approximately $47,000 related to his resignation. During the first three months of fiscal 2008, the Company paid $18,000 of this amount. The remaining accrual of $29,000 is to be paid over the next 2 months.

7.	Restructuring

During the first quarter of fiscal 2005, the Company vacated leased office space and sublet it for a period of 38 months, ending in February 2008. The Company accounted for the transaction in accordance with FAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” These costs of $697,000 were included in general and administrative expense in the consolidated statement of operations during fiscal 2005, and the remaining obligation has been paid.

The following table shows the restructuring activity and liability balances (in thousands):

Balance at October 31, 2007	$44
Payments	(45)
Accretion of liability	1

Balance at January 31, 2008	—

8.	Other Current Assets

During fiscal 2006, management identified certain manufacturing equipment that the Company was not using and did not expect to be able to use in the future, resulting in a decision by management to pursue

BIOPURE CORPORATION

Notes to Condensed Consolidated Financial Statements

January 31, 2008

(Unaudited)

(continued)

selling this equipment. Early in fiscal 2007 the Company determined that the plan of sale criteria in FASB Statement No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” had been met and the Company believes that the equipment will be sold no later than mid fiscal 2008. Accordingly, the carrying value of the manufacturing equipment of $225,000 has been recorded separately within other current assets on the Company’s condensed consolidated balance sheets as of January 31, 2008 and at October 31, 2007. The carrying amount was determined based on quoted market prices for similar assets, less continuing depreciation expense through the date that the plan of sale criteria were met. The Company did not recognize any gains or losses during the quarter ended January 31, 2008 related to this asset.

9.	Commitments and Contingencies

Research Agreement (1)

In 2003, the Company entered into a Cooperative Research and Development Agreement (CRADA) with the NMRC. Under the CRADA, as amended, the NMRC has primary responsibility for designing, seeking U.S. Food and Drug Administration (FDA) acceptance of, and conducting a clinical trial of Hemopure in trauma patients with severe hemorrhagic shock (acute blood loss) in the out-of-hospital setting. To date, the U.S. Congress has appropriated a total of $22.5 million to the Department of Defense for the development of Hemopure in potential civilian and military trauma applications,(2) of which approximately $1.6 million has been reverted due to delays in initiating the RESUS clinical trial. If there are additional delays in the start of the proposed clinical trial, additional funds could be reverted in the future. The funding is to be used for the Navy’s proposed clinical trial and has supported preclinical studies of the product in animal models of hemorrhagic shock (acute blood loss), including those that mimic military trauma scenarios. The funding has also been used to reimburse company expenses of supporting the trauma program. In addition, the NMRC paid approximately $1.2 million for inventory purchases to be delivered in the future, recorded in the accompanying consolidated balance sheet as deferred revenue. If the NMRC were to decide not to continue to pursue the RESUS project described in the CRADA, the Company could be required to return the $1.2 million.

10.	Litigation

The seven members of the Company’s Board of Directors during the period March through December 2003 and certain officers during that period were named as defendants in two stockholder derivative actions filed on January 26, 2004 and January 29, 2004 in the U.S. District Court for the district of Massachusetts. A consolidated, amended complaint was filed in regard to Biopure Corporation Derivative Litigation. Biopure is named as a defendant, even though in a derivative action, any award is for the benefit of the Company, not individual stockholders. The consolidated, amended complaint alleges that the individual directors and officers breached fiduciary duties in connection with disclosures concerning regulatory and clinical events. The complaint does not specify an amount of alleged damages. The Company appointed two disinterested directors as a special litigation committee to determine whether or not the Company should pursue this action. The special litigation committee conducted its investigation and determined the Company should not pursue the action. The special litigation committee accordingly filed a motion to dismiss the action. No amounts have been accrued to date with regard to this litigation and a similar claim in the Trial Court of Middlesex County in Massachusetts. The Company believes this case is without merit.

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

BIOPURE CORPORATION

Notes to Condensed Consolidated Financial Statements

January 31, 2008

(Unaudited)

(continued)

11.	Income Taxes

On November 1, 2007, the Company adopted Financial Accounting Standard Board (“FASB”) Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition and defines the criteria that must be met for the benefits of a tax position to be recognized. As a result of its adoption of FIN 48, the Company has recorded the cumulative effect of the change in accounting principle of $278,000 as a decrease to deferred tax assets, which is offset by a decrease in the valuation allowance.

The Company’s total unrecognized tax benefit is $278,000 as of October 31, 2007. Of this amount, $278,000 represents the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate prior to the adjustment for the Company’s valuation allowance. As a result of the implementation of FIN 48, the Company did not recognize an increase in tax liability for the unrecognized tax benefits because the Company has recorded a tax net operating loss carryforward that would offset any liability. The use of net operating losses may be subject to limitations. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

Utilization of the net operating loss and research and development credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986 due to ownership change limitations that may have occurred previously or that could occur in the future. These ownership changes may limit the amount of net operating loss and research and development credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. There also could be additional ownership changes in the future which may result in additional limitations in the utilization of the carryforward net operating losses and credits.

The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits and income tax liabilities, when applicable, as part of income tax expense in its consolidated statement of operations. Since a full valuation allowance was recorded against the Company’s net deferred tax assets and the unrecognized tax benefits determined under FIN 48 would not result in a tax liability, the Company has not accrued for any interest and penalties relating to these unrecognized tax benefits.

The Company and its subsidiaries are subject to United States federal income tax, as well as income tax of multiple state income and foreign jurisdictions. Tax years ended October 31, 2004, 2005 and 2006 remain subject to examination by major tax jurisdictions, which are Federal and the Commonwealth of Massachusetts. However, since the Company has net operating loss and tax credit carryforwards which may be utilized in future years to offset taxable income, those years may also be subject to review by relevant taxing authorities if utilized.

BIOPURE CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

January 31, 2008

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

Prior to 1998, the Company manufactured product solely for use in preclinical and clinical trials, and production costs were charged wholly to research and development. As an offshoot of the research and development for Hemopure, Oxyglobin, a similar product, gained marketing approval for veterinary use in the U.S. in 1998 and in the European Union in 1999. Following the U.S. approval, Oxyglobin was produced for sale in the pilot manufacturing

BIOPURE CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

January 31, 2008

(continued)

plant that was built and maintained primarily for the development of Hemopure. Because of this marketing approval, costs of production of Oxyglobin for sale and an allocation of manufacturing overhead based on capacity used for Oxyglobin are charged to inventory and to cost of revenues. Since marketing approval of Hemopure for human use was granted in South Africa in 2001, costs of production of Hemopure for sale and an allocation of manufacturing overhead based on capacity used for Hemopure have been charged to inventory and to cost of revenues.

Thus, as shown by the selected information in the table below under the caption “Results of Operations,” a substantial majority of our costs comprise research and development and cost of revenues. The revenues from products we now market defray some of the manufacturing costs we must incur to keep our plant operational as we manufacture Hemopure for clinical trials and maintain readiness for greater volume manufacturing. We also receive governmental reimbursements of research and development costs for development of Hemopure for use in trauma.

Our research and development activities in 2007 and 2008 include the clinical trials described below.

Ischemia

Biopure is conducting Phase 2 clinical trials of Hemopure in Europe and South Africa to assess the product’s potential safety and feasibility in ischemia applications, such as cardiac surgery and acute coronary ischemia (e.g., heart attack). The primary goal of these trials is to provide preliminary data to support advanced trials in heart attack patients. In contrast to trials where Hemopure was administered as a red blood cell replacement, in these ischemia trials, Hemopure is being administered as an oxygen-carrying drug. The trials are:

•

A 60-patient Phase 2 clinical trial in patients undergoing multi-vessel coronary artery bypass graft (CABG) surgery. The trial continues to enroll patients in South Africa, Greece and the U.K. and has enrolled 54 patients as of February 25, 2008.

•

In the Netherlands, a Phase 2 safety and feasibility study in patients with multi-vessel coronary artery disease who are undergoing percutaneous coronary intervention (PCI). Enrollment was stopped after five patients, even though the protocol had allowed for an enrollment of up to ten, because the investigator concluded that the results from five patients were sufficient to show a trend toward demonstrating the principle being tested.

Trauma

The Company has been working under a cooperative research and development agreement (CRADA) with the NMRC to develop Hemopure for use in trauma patients in out-of-hospital settings (for example, at accident scenes, in ambulances or on the battlefield). In June 2005, the NMRC submitted an IND application to the FDA for a clinical trial called RESUS (Restore Effective Survival in Shock). The application which has been on clinical hold at the FDA since July 2005, proposes a government-funded, NMRC sponsored clinical trial to assess the safety and efficacy of out-of-hospital administration of Hemopure in reducing morbidity and mortality in severely injured patients experiencing hemorrhagic shock (acute blood loss).

Following an all-day hearing in December 2006, FDA’s Blood Products Advisory Committee (BPAC) voted 11 to 8, with one abstention, to recommend against proceeding with the trial as then designed, despite all trauma surgeons on the BPAC voting in favor of and recommending the carrying out of the trial. However, in view of the product’s potential benefit in this patient population, committee members suggested, among other things, that RESUS be modified as a smaller, pre-hospital Phase 2 trial designed to provide safety and efficacy data in a few hundred patients. The Navy revised the protocol accordingly, but during the fourth quarter of 2007, the FDA maintained and continues to maintain its clinical hold.

In order for RESUS to proceed, the FDA must lift the clinical hold, and the Department of Defense and the internal review boards of participating hospitals in the communities where the study would take place must provide final authorization.

BIOPURE CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

January 31, 2008

(continued)

The Company is sponsoring a separate Phase 2, 50-patient clinical trial at the Johannesburg Hospital Trauma unit in South Africa that is designed to assess the safety and tolerability of Hemopure in the hospital emergency room setting for treatment of unstable trauma patients who have significant blood loss and low blood pressure. Enrollment of this trial has been slow and intermittent, with 32 of 50 planned patients enrolled to date as of February 25, 2008.

Surgical Anemia Marketing Application

In July 2006, we submitted a marketing authorization application (MAA) to the United Kingdom’s Medicines and Healthcare products Regulatory Agency (MHRA). The application sought authorization to market Hemopure in the U.K. for the treatment of acutely anemic adult orthopedic surgery patients less than 80 years of age.

In December 2006, we received a provisional opinion letter from the United Kingdom Commission on Human Medicines containing comments and questions based on the MHRA’s review of our MAA. We met with the MHRA during 2007 and responded in full to its letter in early November 2007, requesting market authorization for the treatment of acutely anemic adult orthopedic surgery patients less than 80 years of age when blood is not readily available or not an option.

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

Compassionate Use

Hemopure has been administered to 21 patients since January 2007 in the U.S. on a “compassionate use” basis for the treatment of life-threatening anemia when blood transfusion was not an option. The FDA granted a single patient IND in each of these emergency situations and approved treatment for an additional 16 patients where the product was not administered. Prior to these cases, there had been no compassionate use of the product since 2000.

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

BIOPURE CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

January 31, 2008

(continued)

Critical Accounting Policies

The Company’s significant accounting policies are described in the Notes to the Consolidated Financial Statements contained in its Annual Report on Form 10-K for the fiscal year ended October 31, 2007. The application of the Company’s critical accounting policies is particularly important to the accurate portrayal of its financial position and results of operations. These critical accounting policies require the Company to make subjective judgments in determining estimates about the effect of matters that are inherently uncertain. The following critical accounting policies are considered most significant:

Inventories

Inventories are stated at the lower of cost (determined using the first-in, first-out method) or market. Inventories consist of raw material, work-in-process and finished Hemopure and Oxyglobin. Inventories are reviewed periodically to identify expired units and units with a remaining life too short to be commercially viable based on projected sales activity, including sales of Hemopure for use in the proposed RESUS clinical trial. Inventories are also subject to internal quality compliance investigations. Inventory that is not expected to be utilized based on projected demand or fails quality assessment is written off. The inventory of Hemopure finished goods represents the units the Company expects to sell in South Africa or use in preclinical and clinical studies where payment is received for the trial material. The Company has been and expects to continue to be paid for the units to be used in a proposed trauma trial to be conducted by or on behalf of the NMRC and in preclinical studies. Any units expected to be consumed by the Company in its own preclinical or clinical trials are expensed to research and development when manufactured.

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

Revenue Recognition

The Company recognizes revenue from sales of Hemopure and Oxyglobin in accordance with Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” whereby sales are recorded upon shipment, provided that there is evidence of a final arrangement, there are no uncertainties surrounding acceptance, title has passed, collectibility is probable and the price is fixed or determinable. Hemopure sales in South Africa are primarily to hospitals in both the private and government sectors. The Company sells Oxyglobin directly to veterinarians in the United States and to a distributor in the United Kingdom for resale in the European Union. Collectibility is reasonably assured once pricing arrangements are established, as these agreements establish the distributor’s intent to pay. The Company monitors creditworthiness on a regular basis and believes collectibility of product revenues is reasonably assured at the time of sale. The Company recognizes revenue from the U.S. military upon invoicing for reimbursable expenses in connection with developing Hemopure for a trauma indication. Amounts received for future inventory purchases, recorded as deferred revenue, will be recognized as sales upon shipment in accordance with the provisions discussed above.

BIOPURE CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

January 31, 2008

(continued)

Results of Operations

As the Company generates net losses, the key drivers of the losses are cost of revenues, research and development and general and administrative expenses. Inflation and changing prices have not had a significant impact on the revenues or loss from operations in the periods presented below. For the three month periods ended January 31, 2008 and 2007, these items were as follows (dollars in thousands):

	Three Months Ended
	January 31, 2008		January 31, 2007
	Amount	Percent of Total Costs	Amount	Percent of Total Costs
Oxyglobin Product Sales	$419		$444
Hemopure Product Sales	58		16
Research and Development Revenues	96		134
Total Revenues	573		594
Cost of Revenues
Oxyglobin	569	9%	819	11%
Hemopure	2,219	34	2,343	30

Total Cost of Revenues	2,788	43	3,162	41
Research and Development	1,487	23	1,915	25
Sales and Marketing
Oxyglobin	25	0	19	0
Hemopure	255	4	373	5

Total Sales and Marketing	280	4	392	5
General and Administrative	1,996	30	2,231	29

Total Costs	$6,551	100%	$7,700	100%

Three months ended January 31, 2008 compared to three months ended January 31, 2007

Total revenues for the first quarter of 2008 were $573,000, including $419,000 from sales of Oxyglobin, $58,000 from sales of Hemopure in South Africa and $96,000 from funds received from the U.S. Government. Total revenues for the same period in 2007 were $594,000, including $444,000 from Oxyglobin sales, $16,000 from sales of Hemopure and $134,000 from the U.S. Government. The increase in Hemopure sales reflects the Company’s marketing efforts and increasing use of the product. Oxyglobin revenues decreased during the first fiscal quarter of 2008 compared to 2007 because of a change in the arrangement between the Company and its European distributor. During the first quarter of fiscal 2007, the Company accounted for European sales on a consignment basis. Now the distributor buys product for its inventory, and the Company bills the distributor upon shipment. The distributor did not purchase any inventory during the first fiscal quarter of 2008. This decrease was nearly offset by higher revenues in the U.S. due to higher average selling prices.

Cost of revenues includes costs of both Oxyglobin and Hemopure. Cost of revenues was $2.8 million for the first quarter of fiscal 2008, compared to $3.2 million for the same period in 2007. This decrease is primarily due to the absence of inventory purchases by our distributor in Europe and to lower depreciation expense in fiscal 2008., Higher salaries expense in 2008 compared to the same period last year, resulting from higher headcount, partially offset the decrease.

The Company’s major research and development programs and related expenses are as follows (dollars in thousands):

	Three Months Ended
	January 31, 2008		January 31, 2007
	Amount	Percent of Total R&D Costs	Amount	Percent of Total R&D Costs
Ischemia Program	$631	42%	$441	25%
Trauma Program	192	13	655	13

BIOPURE CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

January 31, 2008

(continued)

Historically, virtually all research and development expenses related to an anticipated surgical anemia indication where Hemopure would be used to eliminate or reduce the need for red blood cell transfusion. Biopure is seeking U.K. approval, but is not currently seeking FDA approval, for this indication.

The Company’s primary operating focus is now the development of Hemopure for ischemia and trauma indications, discussed below.

Both the ischemia and the trauma projects are in early stages (i.e., safety clinical trials and preclinical animal studies). Cumulative ischemia project expenditures of $7.2 million as of January 31, 2008 consist primarily of the costs of preparing and carrying out Phase 2 clinical trials in Europe. Cumulative trauma expenditures of $5.6 million as of January 31, 2008 consist of costs to conduct preclinical studies and preparation costs primarily associated with protocol design and preparation of the IND application for the proposed NMRC sponsored out-of-hospital trauma trial. Of these trauma expenses, $3.0 million has been reimbursed to date by payments administered by the U.S. Army from funds described in Note 9 to the condensed consolidated financial statements.

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

Research and development expenses were $1.5 million for the first quarter of fiscal 2008 compared to $1.9 million for the same period in 2007. This decrease is primarily due to a $469,000 reduction in spending on preclinical trials.

Sales and marketing expenses decreased to $280,000 for the first quarter of fiscal 2008, from $392,000 for the same period in 2007. During the first fiscal quarter of 2007 the company recorded a $157,000 charge for Hemopure units donated to public hospitals in South Africa to encourage product usage and generate treatment data. There is no comparable charge during the first three months of fiscal 2008.

General and administrative expenses were $2.0 million for the first quarter of 2008 compared to $2.2 million for the corresponding period in fiscal 2007. This decrease is due mostly to lower consulting and compensation expenses and lower insurance premiums.

Liquidity and Capital Resources

At January 31, 2008, the Company had $11.2 million in cash and cash equivalents. The Company believes this amount will be sufficient to fund operations into July 2008. The Company will require significant additional funding to remain a going concern and to fund operations until such time, if ever, as it becomes profitable. The Company will continue to explore opportunities to raise capital, through sales of equity and other securities and, if appropriate, to consider strategic collaborations for sharing development and commercialization costs. However, there can be no assurance that adequate additional financing or another transaction will be available to the Company on terms that it deems acceptable, if at all. If additional financing or another transaction is not available when needed or is not available on acceptable terms, we may be unable to successfully develop or commercialize Hemopure or to continue to operate.

Net cash used in operating activities increased $191,000 in the first three months of fiscal 2008 compared to the corresponding period in fiscal 2007. Cash used in operating activities was $5.6 million for the first three months of fiscal 2008, which included a net loss of $5.8 million, decreased by non-cash charges for depreciation and amortization and by compensation expense related to the issuance of stock options. Accrued expenses consumed $449,000 during the first three months of fiscal 2008 largely due to the payment, in fiscal 2008, of services accrued for in fiscal 2007.

Cash provided by financing activities includes approximately $14.9 million in net proceeds raised during the first three months of fiscal 2008 through sales of common stock and warrants.

BIOPURE CORPORATION

Part II—Other Information

January 31, 2008

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

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

We have had annual losses from operations since our inception. In the fiscal years ended October 31, 2005, 2006 and 2007, we had losses from operations of $29.1 million, $26.9 million and $36.9 million, respectively. We had an accumulated deficit of $567.6 million as of January 31, 2008. We anticipate that we will continue to generate losses for the next several years. Even if Hemopure were to be approved by the FDA or we obtain marketing authorization in another major market, we might not be able to achieve profitable operations.

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

BIOPURE CORPORATION

Part II—Other Information

January 31, 2008

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

The development and regulatory processes for seeking and obtaining regulatory approval to market Hemopure have been and will continue to be costly. We will require substantial working capital to develop, manufacture and sell Hemopure and to finance our operations until such time, if ever, as we can generate positive cash flow. If Hemopure is approved for sale in the U.S. or the European Union, we expect that we will need to increase our manufacturing capacity, for which we will require significant additional funding. If additional financing is not available when needed or is not available on acceptable terms, we may be unable to successfully develop or commercialize Hemopure or to continue to operate. A sustained period in which financing is not available could force us to go out of business. If the U.S. Navy does not continue its development of Hemopure for a trauma indication, we will likely cease development of Hemopure for that indication because of limited resources.

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

Moreover, even if we adequately address the FDA’s questions, we will need to obtain FDA acceptance of the protocols for, and to complete, human clinical trials before applying for FDA authorization to market Hemopure for an ischemia or an anemia indication. We cannot predict whether or when we will submit an Investigational New Drug application (IND) for an ischemia indication. Consequently, we do not know whether or when we will be able to commence a U.S. clinical trial of Hemopure for an ischemia or an anemia indication or that we will be able to conduct or satisfactorily conclude additional clinical trials required to obtain FDA marketing approval for this indication.

BIOPURE CORPORATION

Part II—Other Information

January 31, 2008

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

In addition, future or existing governmental action or changes in FDA policies or precedents may result in delays or rejection of an application for marketing authorization. The FDA has considerable discretion in determining whether to grant marketing authorization for a drug and may delay or deny authorization even in circumstances where the applicant’s clinical trials have proceeded in compliance with FDA procedures and regulations and have met the established end points of the trials. Despite all of our efforts, the FDA could refuse to grant marketing authorization for Hemopure for any indication.

Challenges to FDA determinations are generally time consuming and costly, and rarely succeed. We can give no assurance that we will obtain FDA marketing authorization for Hemopure for any indication. The failure to obtain any authorization would have severe adverse consequences.

If we fail to obtain regulatory approvals in foreign jurisdictions, we will not be able to market Hemopure abroad.

We are seeking marketing authorization in the U.K. and we intend to seek to market Hemopure in other international markets, including other European Union countries. Whether or not FDA marketing authorization has been obtained, we must obtain separate regulatory authorizations in order to market our products in the European Union and many other foreign jurisdictions. The regulatory processes differ among these jurisdictions, and the time needed to secure marketing authorization may be even longer than that required for FDA authorization. Marketing authorization in any one jurisdiction does not ensure authorization in a different jurisdiction. As a result, obtaining foreign authorizations will require additional expenditures and significant amounts of time. We can give no assurance that we will obtain marketing authorization for Hemopure in any foreign jurisdiction other than that already obtained in South Africa.

Clinical trials are extremely costly and subject to numerous risks and uncertainties.

To gain authorization from the FDA and European regulatory authorities for the commercial sale of any product, including Hemopure, we must demonstrate in clinical trials, and thereby satisfy the regulatory authorities as to, the safety and efficacy of the product. Clinical trials are expensive and time-consuming. Clinical trials are also subject to numerous risks and uncertainties not within our control. For example, data we obtain from preclinical and clinical studies are susceptible to varying interpretations that can impede regulatory approval.

In addition, many factors could delay or result in termination of ongoing or future clinical trials. Results from ongoing or completed preclinical or clinical studies or analyses could raise concerns, real or perceived, over the safety or efficacy of an investigational pharmaceutical. We cannot assure investors that the FDA will not delay the development of Hemopure by further continuing its current hold or placing other clinical trials we sponsor or others may sponsor on hold in the future. A clinical trial may also be delayed by slow patient enrollment. There may be limited availability of patients who meet the criteria for certain clinical trials. Delays in planned patient enrollment can result in increased development costs and delays in regulatory approvals. Further, we rely on investigating physicians and the hospital trial sites to enroll patients. In addition, patients may experience adverse medical events or side effects resulting in delays, whether or not the events or the side effects relate to our product.

BIOPURE CORPORATION

Part II—Other Information

January 31, 2008

If we do not have the financial resources to fund trials required to develop Hemopure for multiple potential indications, our success will be adversely affected.

In general, we cannot sell Hemopure for any indication unless we receive regulatory approval for that indication. Regulatory authorities generally require a separate marketing authorization for each proposed indication for the use of a drug. In order to market Hemopure for more than one indication, we will have to design additional clinical trials, submit the trial designs to applicable regulatory authorities for review and complete those trials successfully. If any regulatory authority approves Hemopure for an indication, it may require a label cautioning against the product’s use for indications or classes of patients for which it has not been approved. We may not have funds available to try to exploit Hemopure for all of its potential indications. Our potential revenues will be impaired by limitations on the marketing of Hemopure.

If the Navy were to abandon its attempt to develop Hemopure for a trauma indication, it would have a serious adverse effect on our prospects.

Our current clinical development activities involve the pursuit of two indications: ischemia and trauma, and we are beginning to develop a possible anemia indication not involving the replacement of red blood cells. We are pursuing trauma in the U.S. because the NMRC has agreed to be responsible for virtually all aspects of an advanced trauma trial. The FDA has prevented the start of the proposed NMRC trial since June 2005. If the Navy were to decide not to continue to pursue this project, we would not have the benefit of this alliance and would be required to delay indefinitely work on this indication.

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

To succeed, we must develop Hemopure commercially and sell adequate quantities of Hemopure at a profit. We may not accomplish either of these objectives. To date, we have focused our efforts on developing Hemopure . Uncertainty exists regarding the potential size of any geographic market for Hemopure and the price that we can charge for it. In addition to population, the size of the market will be affected by the indication(s) for which Hemopure is approved and will be greatly reduced if reimbursement for the cost of Hemopure is not available from health insurance companies or government programs.

If we cannot find appropriate marketing partners, we may not be able to market and distribute Hemopure effectively.

Our success depends, in part, on our ability to market and distribute Hemopure effectively in major markets. We have no experience in the sale or marketing of medical products for humans in a major market. In the event that we obtain FDA authorization or European marketing authorization for Hemopure, we may choose initially to market Hemopure using an independent distributor. Any such distributor:

•	might not be successful in marketing Hemopure;

•	might, at its discretion, limit the amount and timing of resources it devotes to marketing Hemopure; and/or

•	might terminate its agreement with us and abandon our products at any time whether or not permitted by the applicable agreement.

BIOPURE CORPORATION

Part II—Other Information

January 31, 2008

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

Even if we succeed in obtaining marketing authorization for Hemopure in one or more major markets, a number of factors may affect future sales of our product. These factors include:

•	whether and how quickly physicians and third party payers accept Hemopure as a cost-effective therapeutic;

•

whether medical care providers or the public accept the use of a bovine-derived protein as a therapeutic, particularly in light of public perceptions in the U.S., Europe and elsewhere about the risk of “mad cow disease”; and

•	product price, which we believe has been an important factor in South Africa and may be elsewhere.

If we fail to comply with good manufacturing practices, we may not be able to sell our products.

To obtain the authorization of the FDA and European regulatory authorities to sell Hemopure, we must demonstrate to them that we can manufacture Hemopure in compliance with applicable good manufacturing practices, commonly known as GMPs. GMPs are stringent requirements that apply to all aspects of the manufacturing process. We are subject to inspections by the FDA and European regulatory authorities at any time to determine whether we are in compliance with GMP requirements. If we fail to manufacture in compliance with GMPs, these regulatory authorities may refuse to authorize the marketing of Hemopure or revoke the authorizations to market Oxyglobin or may take other enforcement actions with respect to Hemopure or Oxyglobin.

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

If we were unable to use our manufacturing facilities in Massachusetts or Pennsylvania, we would be unable to manufacture for an extended period of time.

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

If Hemopure receives marketing authorization in a major market, we will be required to expand our manufacturing capacity to develop our business, which will require substantial third-party financing. Failure to increase our manufacturing capacity and to lower our manufacturing cost per unit may impair market acceptance of Hemopure and prevent us from achieving profitability.

If we are permitted to market Hemopure for indications with high demand in one or more markets, we will need to construct new manufacturing capacity to develop our business. The increase in our manufacturing capacity is dependent upon our obtaining substantial financing from third parties. Third parties can be expected to be unwilling

BIOPURE CORPORATION

Part II—Other Information

January 31, 2008

to commit to finance a new manufacturing facility so long as we do not have marketing authorization in a major market. We cannot assure that sufficient financing for new manufacturing capacity will be available or, if available, will be on terms that are acceptable to us. After the required significant financing was in place, it would take at least 30 to 36 months from groundbreaking to build a large Hemopure manufacturing facility and to qualify and obtain facility approval from the FDA or European regulatory authorities.

If Hemopure is approved for marketing in a major market and receives market acceptance, we could experience difficulty manufacturing enough of the product to meet demand. The manufacturing processes we currently employ to produce small quantities of material for research and development activities and clinical trials may not be successfully scaled up for production of commercial quantities at a reasonable cost or at all. We will face risks in the scale-up of our processes in the construction of any new manufacturing facility, and in turn could encounter delays, higher than usual rejects, additional reviews and tests of units produced and other costs attendant to an inability to manufacture saleable product. Furthermore, scale-up might not succeed in lowering our product cost, which also could negatively affect our results of operations. If we cannot manufacture sufficient quantities of Hemopure, we may not be able to build our business or operate profitably. In addition, if we cannot fill orders for Hemopure, customers might turn to alternative products and may choose not to use Hemopure even after we have addressed any capacity shortage.

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

Part II—Other Information

January 31, 2008

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

BIOPURE CORPORATION

Part II—Other Information

January 31, 2008

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

The biotechnology and pharmaceutical industries are highly competitive. There are a number of companies, universities and research organizations actively engaged in research and development of products that may be similar to, or alternatives to, Hemopure for trauma or ischemia indications. We are aware that one public company competitor, Northfield Laboratories Inc., has completed a pivotal trial of a hemoglobin-based oxygen carrier produced from human blood that has passed its expiration date for human transfusion, and has stated its intention to file a BLA in 2008. We are also aware that other companies are conducting preclinical studies and clinical trials of hemoglobin-based or perfluorocarbon oxygen carriers. The products being developed by these companies are intended for use in humans and as such could compete, if authorized for marketing by regulatory authorities, with Hemopure. We may also encounter competition in ischemia indications from medical devices and drugs on the market or currently under development.

Competition could diminish our ability to become profitable or affect our profitability in the future. Our existing and potential competitors:

•	are conducting clinical trials of their products;

•	have or may be able to access substantially greater resources than we have and be better equipped to develop, manufacture and market their products;

•	may have their products authorized for marketing prior to Hemopure; and

•	may develop superior technologies or products rendering our technology and products non-competitive or obsolete.

Stringent, ongoing government regulation and inspection of our facilities could lead to delays in the manufacture, marketing and sale of our products.

The FDA and foreign regulatory authorities continue to regulate products even after they receive marketing authorization. Even if Hemopure is being marketed, the manufacture and marketing of Hemopure will be subject to ongoing regulation, including compliance with current good manufacturing practices, adverse event reporting requirements and general prohibitions against promoting products for unapproved or “off-label” uses. We would also be subject to inspection and market surveillance by the FDA and foreign regulatory authorities for compliance with these and other requirements. We are subject to such regulation, inspection and surveillance in South Africa. Any enforcement action resulting from failure, even by inadvertence, to comply with these requirements could affect

BIOPURE CORPORATION

Part II—Other Information

January 31, 2008

the manufacture and marketing of Hemopure. In addition, the FDA or foreign regulatory authorities could withdraw a previously approved product from the applicable market(s) upon receipt of newly discovered information. Furthermore, the FDA or foreign regulatory authorities could require us to conduct additional, and potentially expensive, studies in areas outside our approved indications. Moreover, unanticipated changes in existing regulations or the adoption of new regulations could affect and make more expensive the continued manufacturing and marketing of our products.

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

Sales of medical products largely depend on the reimbursement of patients’ medical expenses by governmental health care programs and private health insurers. Even if Hemopure marketing is authorized, there is no guarantee that governmental health care programs or private health insurers would reimburse for purchases of Hemopure, or reimburse a sufficient amount to permit us to sell Hemopure at high enough prices to generate a profit. Hemopure sales in South Africa have been adversely affected by a lack of third-party reimbursement.

Investment Risks

The Nasdaq Capital Market may cease to list our Class A common stock, and delisting may cause the value of an investment in our Company to substantially decrease.

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

BIOPURE CORPORATION

Part II—Other Information

January 31, 2008

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

Our stock price has been and may continue to be highly volatile; volatility may adversely affect holders of our stock and our ability to raise capital.

The trading price of our common stock has been and is likely to continue to be extremely volatile. During the period from November 1, 2004 to January 31, 2008, the trading price of our stock ranged from a low of $0.31 per share (on January 9, 2008) to a high of $23.10 per share (on January 4, 2005). Our stock price and trading volume could be subject to wide fluctuations in response to a variety of factors including, but not limited to, the following:

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

BIOPURE CORPORATION

Part II—Other Information

January 31, 2008

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

BIOPURE CORPORATION

Date: March 17, 2008	By:	/s/ David A. Butler
David A. Butler
Interim Chief Financial Officer

EXHIBIT INDEX

Exhibits	Description	Location
3 (i)	Restated Certificate of Incorporation of Biopure, as amended	(1)

3 (ii)	By-laws of Biopure, as amended	(2)

4.1	Form of Selling Agent Warrants, dated April 23, 2002	(3)

4.2	Form of Underwriter Warrant, dated March 2003	(4)

4.3	Form of Investor Warrant, dated April 2003	(4)

4.4	Form of Underwriter Warrant, dated April 2003	(4)

4.5	Underwriter Warrant dated, April 16, 2003	(5)

4.6	Form of Investor Warrant, dated May 2, 2003	(4)

4.7	Form of Investor Warrant, dated May 6, 2003	(4)

4.8	Form of Investor Warrant, dated October 17, 2003	(5)

4.9	Form of Investor Warrant, dated February 19, 2004	(5)

4.10	Form of Investor Warrant, dated September 2004	(6)

4.11	Form of Underwriter Warrant, dated September 2004	(6)

4.12	Form of Investor Warrant, dated December 14, 2004	(7)

4.13	Form of Underwriter Warrant, dated December 14, 2004	(7)

4.14	Form of Underwriter Warrants, dated January 10, 2005	(8)

4.15	Form of Consultant Warrant, dated July 29, 2005	(5)

4.16	Form of Underwriter Warrant, dated December 2005	(9)

4.17	Amended Form of Investor Warrant, dated December 27, 2005	(10)

4.18	Amended Form of Underwriter Investor Warrant, dated December 27, 2005	(5)

4.19	Form of Investor Warrant, dated January 2006	(5)

4.20	Form of Underwriter Warrant, dated January 2006	(5)

4.21	Form of Underwriter Investor Warrant, dated January 17, 2006	(10)

4.22	Form of Investor Warrant, dated August 23, 2006	(11)

4.23	Form of Underwriter Warrant, dated August 23, 2006	(11)

4.24	Form of Underwriter Investor Warrant, dated August 23, 2006	(10)

4.25	Form of Investor Warrant, dated December 2006	(12)

4.26	Form of Underwriters’ Investor Warrant, dated December 13, 2006	(12)

4.27	Form of Underwriters’ Warrant, dated December 13, 2006	(12)

4.28	Form of Investor Warrant, dated November 6, 2007	(13)

4.29	Form of Underwriters’ Investor Warrant, dated November 6, 2007	(13)

4.30	Form of Underwriters’ Warrant, dated November 6, 2007	(13)

31.1	Certification of Zafiris G. Zafirelis pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of David A. Butler pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Zafiris G. Zafirelis pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of David A. Butler pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed as an exhibit to the Company’s report on Form 8-K dated October 2, 2007 and incorporated herein by reference thereto.
(2)	Previously filed as an exhibit to the Company’s report on Form 8-K dated December 14, 2007 and incorporated herein by reference thereto.
(3)	Previously filed as an exhibit to the Company’s report on Form 8-K dated April 26, 2002 and incorporated herein by reference thereto.
(4)	Previously filed as an exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended April 30, 2003, filed June 16, 2003 and incorporated herein by reference thereto.
(5)	Previously filed as an exhibit to the Company’s report on Form 10-K for the year ended October 31, 2005, filed January 17, 2006 and incorporated herein by reference thereto.
(6)	Previously filed as an exhibit to the Company’s report on Form 8-K dated September 10, 2004 and incorporated herein by reference thereto.
(7)	Previously filed as an exhibit to the Company’s report on Form 8-K dated December 9, 2004 and incorporated herein by reference thereto.
(8)	Previously filed as an exhibit to the Company’s report on Form 8-K dated January 5, 2005 and incorporated herein by reference thereto.
(9)	Previously filed as an exhibit to the Company’s report on Form 8-K filed December 21, 2005 and incorporated herein by reference thereto.
(10)	Previously filed as an exhibit to the Company’s report on Form 10-Q for the quarter ended July 31, 2006, filed September 11, 2006 and incorporated herein by reference thereto.
(11)	Previously filed as an exhibit to the Company’s report on Form 8-K dated August 23, 2006 and incorporated herein by reference thereto.
(12)	Previously filed as an exhibit to the Company’s registration statement on Form S-1/A (File No. 333-138049) and incorporated herein by reference thereto.
(13)	Previously filed as an exhibit to the Company’s registration statement on Form S-1/A (File No. 333-146013) and incorporated herein by reference thereto.