Form 10-Q
period 2008-04-30
BIOPURE CORP
filed 2008-06-16
CIK 815508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2008

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

The number of shares outstanding of each of the issuer’s classes of common stock as of June 12, 2008 was:

Class A Common Stock, $.01 par value	34,971,087
Class B Common Stock, $1.00 par value	117.7

BIOPURE CORPORATION

Biopure®, Hemopure®, and Oxyglobin® are registered trademarks of Biopure Corporation.

Part I

Item 1

BIOPURE CORPORATION

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	April 30, 2008	October 31, 2007
Assets:
Current assets:
Cash and cash equivalents	$5,685	$1,910
Accounts receivable, net	205	59
Inventories	3,156	2,119
Other current assets	1,080	1,165

Total current assets	10,126	5,253
Property, plant and equipment, net	7,645	8,398
Other assets	552	599

Total assets	$18,323	$14,250

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$381	$777
Accrued expenses	2,470	2,512
Current portion of deferred revenue	35	35
Accrued restructuring charges	—	44
Other current liabilities	57	—

Total current liabilities	2,943	3,368
Deferred revenue, net of current portion	1,177	1,177
Other long-term liabilities	—	41

Total long-term liabilities	1,177	1,218
Commitments and contingencies, Note 7
Stockholders’ equity:
Preferred stock, $0.01 par value, 30,000,000 shares authorized, no shares outstanding	—	—
Common stock:
Class A, $0.01 par value, 200,000,000 shares authorized, 34,971,087 shares outstanding at April 30, 2008 and 15,593,587 at October 31, 2007	350	156
Class B, $1.00 par value, 179 shares authorized, 117.7 shares outstanding	—	—
Capital in excess of par value	561,831	546,800
Contributed capital	24,574	24,574
Unrealized loss on currency translation	(139)	(121)
Accumulated deficit	(572,413)	(561,745)

Total stockholders’ equity	14,203	9,664

Total liabilities and stockholders’ equity	$18,323	$14,250

See accompanying notes

BIOPURE CORPORATION

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	April 30, 2008	April 30, 2007	April 30, 2008	April 30, 2007
Revenues:
Product revenue	$866	$506	$1,343	$966
Research and development revenue	36	113	132	247

Total revenues	902	619	1,475	1,213
Cost of product revenues	1,813	2,775	4,601	5,937

Gross loss	(911)	(2,156)	(3,126)	(4,724)

Operating expenses:
Research and development	1,756	1,864	3,243	3,779
Sales and marketing	448	366	728	758
General and administrative	1,947	2,027	3,948	4,258

Total operating expenses	4,151	4,257	7,919	8,795

Loss from operations	(5,062)	(6,413)	(11,045)	(13,519)
Other income, net	201	193	377	371

Net loss	$(4,861)	$(6,220)	$(10,668)	$(13,148)

Per share data:
Basic and diluted net loss per common share	$(0.14)	$(0.08)	$(0.31)	$(0.18)

Weighted-average shares used in computing basic and diluted net loss per common share	34,971	15,562	34,439	15,562

See accompanying notes

BIOPURE CORPORATION

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	April 30, 2008	April 30, 2007
Operating activities:
Net loss	$(10,668)	$(13,148)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	869	1,666
Stock based compensation	353	548
Loss on disposal of fixed asset	32	20
Note receivable reserve	—	235
Accretion of restructuring charge	1	4
Inventory writedowns	—	236
Changes in assets and liabilities:
Accounts receivable	(146)	19
Inventories	(1,037)	(22)
Other current assets	85	4
Other long term assets	19	—
Accounts payable	(396)	124
Accrued expenses	(42)	(1,047)
Restructuring charges	(45)	(94)
Other current liabilities	57	—
Deferred revenue	—	68
Other long term liabilities	(41)	—

Net cash used in operating activities	(10,959)	(11,387)

Investing activities:
Purchases of property, plant and equipment	(120)	(114)

Net cash used in investing activities	(120)	(114)

Financing activities:
Net proceeds from sale of common stock and warrants	14,872	16,388

Net cash provided by financing activities	14,872	16,388

Net increase in cash and cash equivalents	3,793	4,887
Effect of exchange rate changes on cash and cash equivalents	(18)	—
Cash and cash equivalents at beginning of period	1,910	6,576

Cash and cash equivalents at end of period	$5,685	$11,463

Supplemental disclosure of non-cash investing and financing transactions:
Fair value of warrants issued in conjunction with sales of common stock	$9,270	$7,264

See accompanying notes

BIOPURE CORPORATION

Notes to Condensed Consolidated Financial Statements

April 30, 2008

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended April 30, 2008 are not necessarily indicative of the results that may be expected for the year ending October 31, 2008; however, the Company expects to incur a substantial loss for the year ending October 31, 2008.

Effective October 2, 2007, the Company’s outstanding and reserved class A common shares, including shares reserved for issuance on exercise of stock options and warrants, reverse split at a one-for-five ratio, with post split shares retaining a par value of $.01 per share. All references to shares, options and warrants have been adjusted to reflect the reverse split for all periods presented.

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Biopure Netherlands, BV, Biopure South Africa, Pty, Ltd., Reperfusion Systems Incorporated, DeNovo Technologies Corporation and Biopure Overseas Holding Company, and NeuroBlok Incorporated, a 60% owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2007, filed with the SEC on January 29, 2008.

The Company has financed operations from inception primarily through sales of equity securities and development and license agreement payments. The Company has not been profitable since inception and had an accumulated deficit of $572.4 million at April 30, 2008. On November 6, 2007, the Company completed a public offering of its common stock and warrants that raised $16.5 million, for net proceeds to the Company of $14.9 million. The Company sold 19,377,500 new shares of its Class A common stock at $0.85 per share to institutional and individual investors and issued to these investors warrants to purchase 19,377,500 shares of its common stock at an exercise price of $1.0625 per share. As of April 30, 2008, the Company had $5.7 million in cash and cash equivalents. The Company expects this funding to be sufficient to fund operations into July 2008 under the current operating plan. The Company will require significant additional funding to remain a going concern and to fund operations until such time, if ever, as it becomes profitable. The Company is seeking additional capital and reducing costs. However, there can be no assurance that adequate additional financing will be available to the Company on terms that it deems acceptable, if at all.

The Company may not continue to qualify for continued listing on the Nasdaq Capital Market. To maintain its listing, the Company is required, among other things, to maintain a daily closing bid price per share of $1.00. The Company is out of compliance with the $1.00 minimum bid price requirement for continued inclusion of its class A common stock in the Nasdaq Stock Market. The Company was provided with 180 calendar days, or until June 11, 2008, to regain compliance with the minimum bid price requirement. On June 12, 2008, the Company received notice from Nasdaq that because it was not compliant with the minimum bid price requirement, but did meet all other listing criteria for the Nasdaq Capital Market, it had an additional 180 calendar days, or until December 8, 2008, to regain compliance with the minimum bid price requirement. If the Company does not regain compliance with the minimum bid price requirement by December 8, 2008, Nasdaq will provide written notification that the securities will be delisted. If that occurs, the Company’s ability to raise funds will be adversely affected. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

Comprehensive loss approximated net loss for all periods presented.

2.	Net Loss per Share

Basic net loss per common share is computed based on the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is computed based upon the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of the Company’s common stock equivalents, including the maximum number of shares issuable upon the conversion of class B common stock outstanding, if any, and the exercise of class A common stock options and warrants. The dilutive effect of stock options and warrants is determined based on the treasury stock method using the average market price of the class A common stock for the period. However, basic and diluted net loss per common share are presented as the same for all periods presented, as the Company had losses for all periods presented, so the effect of class B common stock and options and warrants for class A common stock is anti-dilutive. Consequently, dilutive weighted average shares outstanding do not include 32,350,353 common-equivalent shares for the three and six months ended April 30, 2008 and 12,041,148 potential common-equivalent shares for the three and six months ended April 30, 2007, as their effect would have been anti-dilutive.

3.	Stock Based Compensation

As of April 30, 2008, the Company had two share-based compensation plans, the Biopure Corporation 2008 Incentive Plan (“the 2008 Plan”) and the 2002 Biopure Corporation Omnibus Securities and Incentive Plan (“the 2002 Plan”). The Plans, as amended, which are both shareholder-approved, permit the grant of share options to the Company’s employees, consultants and directors for up to 8,343,328 shares of common stock. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Typically, granted options vest in annual increments over four years and may be exercised within seven or ten years of the date of grant. Options to the non-employee members of the board of directors vest monthly over one year. Shares issued upon exercise of options are generally issued from new shares of the Company.

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

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model with the assumptions noted in the following table. The weighted average risk-free interest rate is based on a treasury instrument, the term of which is consistent with the expected life of the stock options. Expected volatility is based exclusively on historical volatility data of the Company’s common stock. The Company estimates stock option forfeitures based on historical experience. The Company was unable to use historical information to estimate the expected term due to a lack of historical exercise activity and therefore used the “simplified” method as prescribed by the SEC Staff Accounting Bulletin (SAB) No. 107 for grants prior to December 31, 2007. On December 21, 2007 the SEC issued SAB No. 110, which states the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company is continuing to use the simplified method.

	Three Months Ended		Six Months Ended
	April 30, 2008	April 30, 2007	April 30, 2008	April 30, 2007
Weighted average risk-free interest rate	2.76%	4.58%	2.76%	4.58%
Expected volatility	85%	85%	85%	85%
Expected lives (years)	5.42	5.42	5.42	5.42
Expected dividend yield	0%	0%	0%	0%

During the first six months of fiscal 2008 and 2007, approximately 229,000 and 265,000 options, respectively, were granted with a weighted average grant-date fair value of $0.30 and $0.39 per share, respectively.

During the first six months of fiscal 2008, approximately $353,000 of stock based compensation expense was recorded related to options granted compared to $414,000 during the same period last year. As of April 30, 2008, there was approximately $764,000 of unrecognized compensation expense, net of forfeitures, related to non-vested market-based share awards, which is expected to be recognized over a weighted-average period of 2.06 years.

No options were exercised during the first six months of fiscal 2008 or fiscal 2007. The total fair value of shares vested during the first six months of fiscal 2008 and 2007 were $222,479 and $68,000, respectively.

4.	Inventories

Inventories are valued at the lower of cost (determined using the first-in, first-out method) or market. Inventories were as follows at the following dates:

In thousands	April 30, 2008	October 31, 2007
Raw materials	$522	$641
Work-in-process	1,130	468
Finished goods-Oxyglobin	1,187	732
Finished goods-Hemopure	317	278

	$3,156	$2,119

Hemopure [hemoglobin glutamer – 250 (bovine)] finished goods represents units the Company expects to sell in South Africa and units to be used in preclinical or clinical trials conducted by or on behalf of the U.S. Naval Medical Research Center (NMRC), for which the Company is reimbursed. Each quarter the Company reviews the inventory of Hemopure finished goods and, if necessary, writes off any units beyond those forecasted for these purposes. There was no write-down of inventory in the second fiscal quarter of 2008. If the Company continues to experience extremely limited sales in South Africa or further delays in the use of Hemopure by the NMRC, it could expect to write off additional units in the future.

5.	Accrued Expenses

Accrued expenses were as follows at the following dates:

In thousands	April 30, 2008	October 31, 2007
Accrued payroll and related employee expenses	$286	$373
Financing fees	537	537
Accrued legal and audit fees	231	347
Accrued vacation	332	291
Accrued utilities	159	164
Clinical trials	320	199
Other	605	601

	$2,470	$2,512

During the second fiscal quarter of 2008 the Company paid approximately $29,000 representing the remainder of severance payments owed to the Company’s former Vice President-Operations and Acting Chief Financial Officer, who resigned in early fiscal 2008.

6.	Other Current Assets

During fiscal 2006, management identified certain manufacturing equipment that the Company was not using and did not expect to be able to use in the future, resulting in a decision by management to pursue selling this equipment. Early in fiscal 2007 the Company determined that the held for sale criteria in FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” had been met. Accordingly, the carrying value of the manufacturing equipment of $225,000 has been recorded separately within other current assets on the Company’s condensed consolidated balance sheets as of April 30, 2008 and October 31, 2007. The carrying amount was determined based on quoted market prices for similar assets, less costs to sell. The Company did not recognize any gains or losses during the quarter ended April 30, 2008 related to this asset.

7.	Commitments and Contingencies

Research Agreement (1)

In 2003, the Company entered into a Cooperative Research and Development Agreement (CRADA) with the NMRC. Under the CRADA, as amended, the NMRC took primary responsibility for designing, seeking U.S. Food and Drug Administration (FDA) acceptance of, and conducting a clinical trial of Hemopure in trauma patients with severe hemorrhagic shock (acute blood loss) in the out-of-hospital setting. To date, the U.S. Congress has appropriated a total of $22.5 million to the Department of Defense for the development of Hemopure in potential civilian and military trauma applications,(2) of which approximately $1.6 million was reverted due to delays in initiating the RESUS clinical trial. If there are additional delays in the start of the proposed clinical trial, additional funds could be reverted in the future. The funding is to be used for the Navy’s proposed clinical trial and has supported preclinical studies of the product in animal models of hemorrhagic shock (acute blood loss), including those that mimic military trauma scenarios. The funding has also been used to reimburse company expenses of supporting the trauma program. In addition, the NMRC paid approximately $1.2 million for inventory purchases to be delivered in the future, recorded in the accompanying consolidated balance sheet as deferred revenue. If the NMRC were to decide not to continue to pursue the RESUS project described in the CRADA, the Company could be required to return the $1.2 million.

8.	Litigation

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

9.	Income Taxes

On November 1, 2007, the Company adopted Financial Accounting Standard Board (“FASB”) Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition and defines the criteria that must be met for the benefits of a tax position to be recognized.

As of the adoption of FIN 48, the Company’s total unrecognized tax benefit is $278,000. This unrecognized tax benefit primarily relates to research and development tax credits. Of this amount, $278,000 represents the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate prior to the adjustment for the Company’s valuation allowance. As a result of the implementation of FIN 48, the Company did not recognize an increase in tax liability for the unrecognized tax benefits because the Company has recorded a tax net operating loss carryforward that would offset any liability. The use of net operating losses may be subject to limitations under IRC Section 382.

As of April 30, 2008, the balance of unrecognized tax benefits is $278,000. There were no significant changes to these amounts during the three- or six-month periods ended January 31, 2008 and April 30, 2008, respectively. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

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

The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits and income tax liabilities, when applicable, as part of income tax expense in its consolidated statement of operations. Since a full valuation allowance was recorded against the Company’s net deferred tax assets and the unrecognized tax benefits determined under FIN 48 would not result in a tax liability, the Company has not accrued for any interest and penalties relating to these unrecognized tax benefits as of April 30, 2008.

(1)	The content of this document does not necessarily reflect the position or the policy of the U.S. Government or the Department of Defense, and no official endorsement should be inferred of the Navy. Biopure collaborative clinical development program for Hemopure in trauma is contingent upon funding.
(2)	$5,102,306 is from Grant DAMD17-02-1-0697. The U.S. Army Medical Research Acquisition Activity, 820 Chandler Street, Fort Detrick MD 21702-5014 is the awarding and administering acquisition office.

As of April 30, 2008, the Company and its subsidiaries are subject to United States federal income tax, as well as income tax of multiple state income and foreign jurisdictions. Tax years ended October 31, 2004, 2005 and 2006 remain subject to examination by major tax jurisdictions, which are Federal and the Commonwealth of Massachusetts. However, since the Company has net operating loss and tax credit carryforwards which may be utilized in future years to offset taxable income, those years may also be subject to review by relevant taxing authorities if utilized.

10.	Recently Issued Accounting Standards

In August 2007, the FASB issued Proposed FASB Staff Position (“FSP”) APB Opinion No. 14-a, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). This FSP applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under FASB Statement No. 133. The liability and equity components of convertible debt instruments within the scope of this FSP must be separately accounted for in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years (beginning with the Company’s 2010 fiscal year). This FSP must be applied retrospectively to all periods presented. For convertible debt instruments that were modified after their original issuance date to provide for cash settlement upon conversion in a modification transaction that was not accounted for as an extinguishment, this FSP must be applied retrospectively to the modification date. The Company has not evaluated the impact, if any, that the adoption of APB Opinion No. 14-a will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. This Statement establishes accounting and reporting standards that require the ownership interests in subsidiaries’ non-parent owners be clearly presented in the equity section of the balance sheet; requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; requires that changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently; requires that when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value and the gain or loss on the deconsolidation of the subsidiary be measured using the fair value of any noncontrolling equity; requires that entities provide disclosures that clearly identify the interests of the parent and the interests of the noncontrolling owners. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008. The Company has not determined the impact, if any, SFAS No. 160 will have on its financial statements.

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”), which requires enhanced disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS 133”) and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 also requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation and requires cross-referencing within the footnotes. This statement also suggests disclosing the fair values of derivative instruments and their gains and losses in a tabular format. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 and therefore is effective for our second quarter in fiscal 2009. The Company has not evaluated the impact, if any, that the adoption of SFAS 161 will have on its consolidated financial statements.

BIOPURE CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

April 30, 2008

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Information

The following discussion of the Company’s financial condition and results of operations includes forward-looking statements. These forward-looking statements include, without limitation, statements about the clinical development program, expected activities as the Company pursues its business plan, and the adequacy of its available cash resources. Forward-looking statements include those that imply that the Company will be able to manage its expenses effectively and raise the funds needed to continue its business, that the Company will be able to stabilize and enhance its financial position, that the Company will be able to commercially develop Hemopure, that in pursuing anemia, cardiovascular and trauma indications the Company will be able to address safety and efficacy questions of regulatory agencies, that the U.S. Naval Medical Research Center (NMRC) may conduct a clinical trial in trauma patients, and that anticipated milestones will be met in the expected timetable or at all, that any preclinical or clinical trials will be successful, that Hemopure, if it receives regulatory approval, will attain market acceptance and be manufactured and sold in amounts to attain profitability and that the Company will be able to successfully increase its manufacturing capacity for Hemopure if it receives regulatory approval. Forward-looking statements are usually accompanied by words such as “believe,” “anticipate,” “plan,” “seek,” “expect,” “intend” and similar expressions. The forward-looking information is based on various factors and was derived using numerous assumptions and judgments.

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

A manufacturing facility is a necessary part of developing a product like Hemopure. The FDA classifies Hemopure as a biologic because it is derived from animal-source material. Unlike drugs that are chemical compounds, biologics are defined by their manufacturing process and composition. Under FDA regulations, any change in the manufacturing process could be considered to produce an altered, possibly different product. Therefore, it is necessary to demonstrate manufacturing capability at greater than laboratory scale for an application for regulatory approval of a biologic to be accepted for review. This requirement has resulted in high manufacturing research and development costs in the development of our products relative to other types of drugs and high costs in keeping the manufacturing facility operational.

Prior to 1998, the Company manufactured product solely for use in preclinical and clinical trials, and production costs were charged wholly to research and development. As an offshoot of the research and development for Hemopure, Oxyglobin, a similar product, gained marketing approval for veterinary use in the U.S. in 1998 and in the European Union in 1999. Following the U.S. approval, Oxyglobin was produced for sale in the same pilot manufacturing plant that was built and maintained primarily for the development of Hemopure. Because of this marketing approval, costs of production of Oxyglobin for sale and an allocation of manufacturing overhead based on capacity used for Oxyglobin are charged to inventory and to cost of revenues. Since marketing approval of Hemopure for human use was granted in South Africa in 2001, costs of production of Hemopure for sale and an allocation of manufacturing overhead based on capacity used for Hemopure have been charged to inventory and to cost of revenues.

Thus a substantial majority of our costs comprise research and development and cost of revenues. The revenues from products we now market defray some of the manufacturing costs we must incur to keep our plant operational as we manufacture Hemopure for clinical trials and maintain readiness for greater volume manufacturing. We also receive governmental reimbursements of research and development costs for development of Hemopure for use in trauma.

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

Trauma

The Company has been working with the NMRC to develop Hemopure for use in trauma patients in out-of-hospital settings (for example, at accident scenes, in ambulances or on the battlefield). In June 2005, the NMRC submitted an IND application to the FDA for a clinical trial called RESUS (Restore Effective Survival in Shock). The application, which has been on clinical hold at the FDA since July 2005, proposes a government-funded, NMRC sponsored clinical trial to assess the safety and efficacy of out-of-hospital administration of Hemopure in reducing morbidity and mortality in severely injured patients experiencing hemorrhagic shock (acute blood loss).

In order for RESUS to proceed, the FDA must lift the clinical hold, and the Department of Defense and the internal review boards of participating hospitals in the communities where the study would take place must provide final authorization.

The Company sponsored a separate Phase 2, 50-patient clinical trial at the Johannesburg Hospital Trauma unit in South Africa that is designed to assess the safety and tolerability of Hemopure in the hospital emergency room setting for treatment of unstable trauma patients who have significant blood loss and low blood pressure. Of 50 planned patients, as of June 9, 2008, 33 patients had been enrolled. On that date the Company terminated the trial for several reasons, including cost and slow enrollment. The Company had already reported interim data on 22 patients to regulatory agencies and intends to report the balance when final data are available.

Surgical Anemia Marketing Application

In July 2006, the Company submitted a marketing authorization application (MAA) to the United Kingdom’s Medicines and Healthcare products Regulatory Agency (MHRA). The application sought authorization to market Hemopure in the U.K. for the treatment of acutely anemic adult orthopedic surgery patients less than 80 years of age.

In December 2006, the Company received a provisional opinion letter from the United Kingdom Commission on Human Medicines containing comments and questions based on the MHRA’s review of our MAA. The Company met with the MHRA during 2007 and responded in full to its letter in early November 2007, requesting market authorization for the treatment of acutely anemic adult orthopedic surgery patients less than 80 years of age when blood is not readily available or not an option. In April 2008 the Company received a comment letter from the U.K.’s Commission on Human Medicines addressing the Company’s application. The comment letter states that the Commission was reassured on a number of the clinical questions raised in its initial opinion letter, but indicated that both “major” and “other” pharmacological and clinical issues either were not yet resolved by the Company’s submission made in November 2007 or were only resolved in part. In addition the comment letter poses several new questions. The Company met with the MHRA on May 29, 2008 to discuss manufacturing and quality issues. The Company expects to meet with the MHRA again for clarification of the remaining issues, and intends to request a meeting in July.

Compassionate Use

As of May 27, 2008 Hemopure has been administered to 24 patients since January 2007 in the U.S. on a “compassionate use” basis for the treatment of life-threatening anemia when blood transfusion was not an option. The FDA granted a single patient IND in each of these emergency situations and approved treatment for an additional 16 patients where the product was not administered. Prior to these cases, there had been no compassionate use of the product since 2000. A manuscript reporting on 54 compassionate use cases has been prepared, and the Company is submitting it for publication.

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

Inventories

Inventories are stated at the lower of cost (determined using the first-in, first-out method) or market. Inventories consist of raw material, work-in-process and finished Hemopure and Oxyglobin. Inventories are reviewed periodically to identify expired units and units with a remaining life too short to be commercially viable based on projected sales activity, including sales of Hemopure for use in the proposed RESUS clinical trial. Inventories are also subject to internal quality compliance investigations. Inventory that is not expected to be utilized based on projected demand or fails quality assessment is written off. The inventory of Hemopure finished goods represents the units the Company expects to sell in South Africa or use in preclinical and clinical studies where payment is received for the trial material. The Company has been and expects to continue to be paid for the units to be used in a proposed trauma trial to be conducted by or on behalf of the NMRC and in preclinical studies by or under the guidance of the NMRC. Any units expected to be consumed by the Company in its own preclinical or clinical trials are expensed to research and development when manufactured.

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

Revenue Recognition

The Company recognizes revenue from sales of Hemopure and Oxyglobin in accordance with Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” whereby sales are recorded upon shipment, provided that there is evidence of a final arrangement, there are no uncertainties surrounding acceptance, title has passed, collectibility is probable and the price is fixed or determinable. Hemopure sales in South Africa are primarily to hospitals in both the private and government sectors. The Company sells Oxyglobin directly to a distributor in the United Kingdom for resale in the European Union. Through the second fiscal quarter of 2008 the Company sold Oxyglobin directly to veterinarians in the United States. Beginning in May 2008 the Company is selling Oxyglobin directly to a distributor in the United States for resale in the U.S. Collectibility is reasonably assured once pricing arrangements are established, as these agreements establish the distributor’s intent to pay. The Company monitors creditworthiness on a regular basis and believes collectibility of product revenues is reasonably assured at the time of sale. The Company recognizes revenue from the U.S. military upon invoicing for reimbursable expenses in connection with developing Hemopure for a trauma indication. Amounts received for prepaid inventory purchases, recorded as deferred revenue, will not be recognized as sales until shipment.

Results of Operations

As the Company generates net losses, the key drivers of the losses are cost of revenues, research and development and general and administrative expenses. Inflation and changing prices have not had a significant impact on the revenues or loss from operations in the periods presented below. For the three month and six month periods ended April 30, 2008 and 2007, these items were as follows (dollars in thousands):

	Three Months Ended				Six Months Ended
	April 30, 2008		April 30, 2007		April 30, 2008		April 30, 2007
	Amount	Percent of Total Costs	Amount	Percent of Total Costs	Amount	Percent of Total Costs	Amount	Percent of Total Costs
Oxyglobin Product Sales	$777		$500		$1,196		$944
Hemopure Product Sales	89		6		147		22
Research and Development Revenues	36		113		132		247
Other Revenues	—		—		—		—

Total Revenues	902		619		1,475		1,213
Cost of Revenues
Oxyglobin	645	11%	643	9%	1,214	10%	1,462	10%
Hemopure	1,168	20%	2,132	30%	3,387	27%	4,475	30%

Total Cost of Revenues	1,813	31%	2,775	39%	4,601	37%	5,937	40%
Research and Development	1,756	29%	1,864	27%	3,243	26%	3,779	26%
Sales and Marketing Oxyglobin	48	0%	21	0%	73	0%	40	0%
Hemopure	400	7%	345	5%	655	5%	718	5%

Total Sales and Marketing	448	7%	366	5%	728	5%	758	5%
General and Administrative	1,947	33%	2,027	29%	3,948	32%	4,258	29%

Total Costs	$5,964	100%	$7,032	100%	$12,520	100%	$14,732	100%

Three months ended April 30, 2008 compared to three months ended April 30, 2007

Total revenues for the second fiscal quarter of 2008 were $902,000, including $777,000 from sales of Oxyglobin, $89,000 from sales of Hemopure in South Africa and $36,000 from funds received from the U.S. Government. Total revenues for the same period in 2007 were $619,000, including $500,000 from Oxyglobin sales, $6,000 from sales of Hemopure and $113,000 from the U.S. Government. The increase in Hemopure sales reflects the Company’s marketing efforts and increasing use of the product in South Africa.

Oxyglobin revenues increased during the second fiscal quarter of 2008 compared to the same period in 2007 primarily due to higher unit sales to the Company’s European distributor. During the second fiscal quarter of 2007, the Company accounted for European sales on a consignment basis. Now the European distributor buys product for its inventory upon shipment by the Company. In the U.S., a higher average selling price of Oxyglobin during the second fiscal quarter of 2008 offset lower unit sales compared to the same period in fiscal 2007. The Company believes the lower unit sales in the current period are a result of two price increases implemented during fiscal 2007 without concurrent marketing activity. Effective May 14, 2008, the Company appointed an exclusive distributor for the United States. The U.S. distributor buys product for resale, like the European distributor. Consequently, beginning with the third fiscal quarter of 2008, the Company anticipates that comparisons with comparable quarters of previous periods will show the effect of the change, but does not anticipate that the distributorship will result in a material difference in financial results.

Cost of revenues includes costs of both Oxyglobin and Hemopure. Cost of revenues was $1.8 million for the second quarter of fiscal 2008, compared to $2.8 million for the same period in 2007. Increased manufacturing during the second fiscal quarter of 2008 compared to the same period in 2007 resulted in lower unabsorbed manufacturing costs charged to cost of revenues.

The Company’s major research and development programs and related expenses are as follows (dollars in thousands):

	Three Months Ended
	April 30, 2008		April 30, 2007
	Amount	Percent of Total R&D Costs	Amount	Percent of Total R&D Costs
Ischemia Program	$438	25%	$798	43%
Trauma Program	223	13	489	26

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

Both the ischemia and the trauma projects are in early stages (i.e., safety clinical trials and preclinical animal studies). Cumulative ischemia project expenditures of $7.6 million as of April 30, 2008 consist primarily of the costs of preparing and carrying out Phase 2 clinical trials in Europe. Cumulative trauma expenditures of $5.8 million as of April 30, 2008 consist of costs to conduct preclinical studies and preparation costs primarily associated with protocol design and preparation of the IND application for the proposed NMRC sponsored out-of-hospital trauma trial. Of these trauma expenses, $3.0 million has been reimbursed to date by payments administered by the U.S. Army from funds described in Note 7 to the condensed consolidated financial statements.

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

Research and development expenses were $1.8 million for the second quarter of fiscal 2008 compared to $1.9 million for the same period in 2007. A $328,000 reduction in spending on clinical and preclinical trials during the second fiscal quarter of 2008 was partially offset by a $207,000 increase in spending on outside services.

Sales and marketing expenses increased to $448,000 for the second quarter of fiscal 2008, from $366,000 for the same period in 2007. This increase is primarily due to increased activities in South Africa.

General and administrative expenses were $2.0 million for the second fiscal quarters of 2008 and 2007. Insurance premiums and occupancy costs decreased during the second fiscal quarter of 2008 compared to the same period in 2007, and employee related costs and fees for consultants increased.

In May 2008 the Company implemented cost deductions, including a workforce reduction. These measures represent anticipated future savings of approximately $1.2 million annually in manufacturing, research and development and administrative expenses. The Company expects to identify and implement additional cost reductions.

Six months ended April 30, 2008 compared to six months ended April 30, 2007

Total revenues for the first six months of fiscal year 2008 were $1.5 million including $1.2 million from sales of Oxyglobin, $147,000 from sales of Hemopure in South Africa and $132,000 from funds received from the U.S. Government. Total revenues for the same period in 2007 were $1.2 million including $944,000 from Oxyglobin sales, $22,000 from sales of Hemopure and $247,000 from the U.S. Government. The increase in Hemopure sales reflects the Company’s marketing efforts and increasing use of the product in South Africa. Oxyglobin revenues increased during the first six months of fiscal 2008 compared to the same period in 2007 primarily due to higher unit sales to the company’s European distributor and to higher average selling prices in the U.S. Sales in Europe increased during the first six months of fiscal 2008 compared to the same period last year due to the change in selling arrangement explained above. In the U.S., the higher average selling price of Oxyglobin offset lower unit sales compared to the same period in fiscal 2007.

Cost of revenues includes costs of both Oxyglobin and Hemopure. Cost of revenues was $4.6 million for the first six months of fiscal 2008, compared to $5.9 million for the same period in 2007. Increased manufacturing during the first six months of 2008 compared to the same period in 2007 resulted in lower unabsorbed manufacturing costs charged to cost of revenues.

The Company’s major research and development programs and related expenses are as follows (dollars in thousands):

	Six Months Ended
	April 30, 2008		April 30, 2007
	Amount	Percent of Total R&D Costs	Amount	Percent of Total R&D Costs
Ischemia Program	$1,069	33%	$1,239	43%
Trauma Program	415	13	1,144	26

Research and development expenses were $3.2 million for the first six months of fiscal 2008 compared to $3.8 million for the same period in 2007. During the first six months of fiscal 2007 the company spent $659,000 on preclinical studies, which were completed during the same year, with no comparable studies being conducted in fiscal 2008. This decrease was partially offset by a net increase of $190,000 in salaries and other employee related expenses due to increased headcount.

Sales and marketing expenses decreased to $728,000 for the first six months of fiscal 2008 compared to $758,000 for the same period fiscal 2007. The decrease is primarily attributable to expenses related to a U.K. medical advisory board meeting concerning the U.K. market, held in fiscal 2007, for Hemopure. Increased marketing efforts for Hemopure in South Africa and an increase in the allocation of resources for Oxyglobin in the U.S. partially offset the decrease in expenses.

General and administrative expenses were $3.9 million for the first six months of fiscal 2008 compared to $4.3 million for the same period in fiscal 2007. This decrease is primarily due to a $339,000 reduction in consulting and legal fees during the first six months of fiscal 2008.

Liquidity and Capital Resources

At April 30, 2008, the Company had $5.7 million in cash and cash equivalents. The Company believes this amount will be sufficient to fund operations into July 2008. The Company will require significant additional funding to remain a going concern and to fund operations until such time, if ever, as it becomes profitable. In May 2008 the Company implemented cost reductions, including a workforce reduction. These measures represent overall anticipated future savings of approximately $1.2 million annually. The Company is working to identify additional cost reductions. However, there can be no assurance that additional cost reductions will be identified nor that any additional financing will be available to the Company on terms that it deems acceptable, if at all. If additional financing or an alternative transaction is not available when needed or is not available on acceptable terms, we may be unable to successfully develop or commercialize Hemopure or to continue to operate.

Net cash used in operating activities decreased $428,000 in the first six months of fiscal 2008 compared to the corresponding period in fiscal 2007. Cash used in operating activities was $11.0 million for the first six months of fiscal 2008, which included a net loss of $10.7 million, decreased by non-cash charges for depreciation and amortization and by compensation expense related to the issuance of stock options. Inventories consumed $1.0 million during the first six months of fiscal 2008 largely due to increased production.

Cash provided by financing activities includes approximately $14.9 million in net proceeds raised during the first six months of fiscal 2008 through sales of common stock and warrants.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

We currently have minimal foreign currency exchange risks, primarily associated with expenses for clinical trial, regulatory and sales and marketing activities outside of the United States and sales in South Africa. We sell Oxyglobin in Europe in U.S. dollars. The distributor bears the risk of foreign currency exchange fluctuation. We sell Hemopure in South Africa in local currency. Fluctuations in revenues in South Africa are largely offset by fluctuations in our local expenses. Dramatic fluctuations in exchange rates could result in either increases or decreases in unit sales, as the effective unit price to the distributor and the customer would vary. We invest our cash and cash equivalents in money market funds. These investments are subject to interest rate risk. However, due to the nature of our short-term investments, we believe that the interest rate risk exposure is not material.

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by the Company in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

(b)	Changes in Internal Control Over Financial Reporting.

There have been no changes in the Company’s internal control over financial reporting (as defined under Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during its most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

BIOPURE CORPORATION

Part II—Other Information

April 30, 2008

Item 1.	Legal Proceedings

The information in Note 8 to the Condensed Consolidated Financial Statements is incorporated herein by reference.

Item 1A.	Risk Factors

Company Risks

We have a history of losses and expect future losses.

We have had annual losses from operations since our inception. In the fiscal years ended October 31, 2005, 2006 and 2007, we had losses from operations of $29.1 million, $26.9 million and $36.9 million, respectively. We had an accumulated deficit of $572.4 million as of April 30, 2008. We anticipate that we will continue to generate losses for the next several years. Even if Hemopure were to be approved by the FDA or we obtain marketing authorization in another major market, we might not be able to achieve profitable operations.

We could fail to remain a going concern.

We expect that our cash on hand and forecasted sales will fund operations into July 2008. Additional funds may not be available to us thereafter or on terms that we deem acceptable, if they are available at all. Our former independent registered public accounting firm modified their report for our fiscal year ended October 31, 2007 with respect to our ability to continue as a going concern. We expect that our current independent registered public accounting firm will do likewise.

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

We will not be able to market Hemopure in the U.S. unless and until we receive FDA approval. As a prerequisite to further clinical trials for Hemopure in the U.S., we must address ongoing FDA questions. We have been delayed, and could be further delayed, in responding, either by outside contractors’ failure or inability to complete their tasks in a timely manner, our own staff limitations or by other unanticipated delays or difficulties and lack of resources. The FDA to date has found inadequate the responses of the NMRC to questions raised in connection with its proposal to conduct a trial of Hemopure in trauma patients in the out-of-hospital setting. If the FDA finds future responses made by us or the NMRC to be inadequate, we would be unable to pursue indefinitely development of Hemopure in the U.S., a very large, key market.

Furthermore, even if we adequately address the FDA’s questions, we will need to obtain FDA acceptance of the protocols for, and to complete, human clinical trials before applying for FDA authorization to market Hemopure. We cannot predict whether or when we will be able to commence a U.S. clinical trial of Hemopure or that we will be able to conduct or satisfactorily conclude additional clinical trials required to obtain FDA marketing approval.

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

Our current clinical development activities involve the pursuit of two indications: ischemia and trauma, and we are beginning to develop a possible anemia indication not involving the replacement of red blood cells. We are pursuing trauma in the U.S. because the NMRC has agreed to be responsible for virtually all aspects of an advanced trauma trial. The FDA has prevented the start of a proposed NMRC trial since June 2005. If the Navy were to decide not to continue to pursue this project, we would not have the benefit of this alliance and would be required to delay indefinitely work on a trauma indication.

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

Proceeds from the sales of equity securities, payments to fund our research and development activities, licensing fees, and interest income have provided almost all of our funding to date. We have no adequate history of selling Hemopure upon which to base an evaluation of our business and prospects.

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

The biotechnology and pharmaceutical industries are highly competitive. There are a number of companies, universities and research organizations actively engaged in research and development of products that may be similar to, or alternatives to, Hemopure for trauma, ischemia or anemia indications. We are aware that one public company competitor, Northfield Laboratories Inc., has completed a pivotal trial of a hemoglobin-based oxygen carrier produced from human blood that has passed its expiration date for human transfusion, and has stated its intention to file a BLA in 2008. We are also aware that other companies are conducting preclinical studies and clinical trials of hemoglobin-based or perfluorocarbon oxygen carriers. The products being developed by these companies are intended for use in humans and as such could compete, if authorized for marketing by regulatory authorities, with Hemopure. We may also encounter competition in ischemia indications from medical devices and drugs on the market or currently under development.

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

Sales of medical products largely depend on the reimbursement of patients’ medical expenses by governmental health care programs and private health insurers. Even if Hemopure marketing is authorized, there is no guarantee that governmental health care programs or private health insurers would reimburse for purchases of Hemopure, or reimburse a sufficient amount to permit us to sell Hemopure at high enough prices to generate a profit. Hemopure sales in South Africa are being adversely affected by a lack of third-party reimbursement.

Investment Risks

The Nasdaq Capital Market may cease to list our Class A common stock, and delisting may cause the value of an investment in our Company to substantially decrease.

We may be unable to meet the listing requirements of the Nasdaq Capital Market in the future. To maintain our listing, we are required, among other things, to maintain a daily closing bid price per share of $1.00. On December 14, 2007, we received notice from the Nasdaq Stock Market that the closing bid price of our Class A common stock had fallen below and remained below $1.00 for 30 consecutive business days. As a result, we are out of compliance with the $1.00 minimum bid price requirement for continued inclusion of our Class A common stock in the Nasdaq Capital Market. We were provided with 180 calendar days, or until June 11, 2008, to regain compliance with the minimum bid price requirement. On June 12, 2008, we received notice from Nasdaq that because we were not compliant with the minimum bid price requirement, but did meet all other listing criteria for the Nasdaq Capital Market, we have an additional 180 calendar days, or until December 8, 2008, to regain compliance with the minimum bid price requirement by having the bid price of our Class A common stock close at $1.00 per share or more for at least 10 consecutive business days. If we do not regain compliance with the minimum bid price requirement by December 8, 2008, Nasdaq will provide written notification that our Class A common stock will be delisted.

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

The trading price of our common stock has been and is likely to continue to be extremely volatile. During the period from November 1, 2004 to April 30, 2008, the trading price of our stock ranged from a low of $0.31 per share (on April 7, 2008) to a high of $23.10 per share (on January 4, 2005). Our stock price and trading volume could be subject to wide fluctuations in response to a variety of factors including, but not limited to, the following:

•	failure to identify and hire key personnel or the loss of key personnel;

•	an inability to obtain or the perception that we will be unable to obtain adequate financing to fund our operations;

•	FDA or U.K. action or delays in FDA or U.K. action on Hemopure or competitors’ products;

•	publicity regarding actual, perceived or potential medical issues relating to products under development by us or our competitors;

•	actual or potential preclinical or clinical trial results relating to products under development by us or our competitors;

•	delays in our testing and development schedules;

•	announcements of technological innovations or new products by our competitors;

•	developments or disputes concerning patents or proprietary rights;

•	regulatory developments in the U.S. and foreign countries;

•	economic and other factors, as well as period-to-period fluctuations in our financial results;

•	market conditions for pharmaceutical and biotechnology stocks; and

•	additional, future communications from the Nasdaq Stock Market concerning delisting or potential delisting.

External factors may also adversely affect the market price for our common stock. The price and liquidity of our common stock may be significantly affected by the overall trading activity and market factors affecting small capitalization biotechnology stocks generally.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

(a) The Company held its 2008 annual meeting of stockholders on March 27, 2008.

(b) The meeting involved the election of directors; see item (c) below.

(c) Each matter voted upon at the meeting, and the votes, were as follows:

(i)	David N. Judelson and Guido J. Neels were elected as directors at the meeting. The other directors whose terms of office continued after the meeting are Zafiris G. Zafirelis, Jay B. Pieper, Daniel P. Harrington, Allan Ferguson and C. Everett Koop, M.D. The shares voted for the election of directors were as follows:

	For	Withheld
David N. Judelson	26,082,926	1,006,577
Guido J. Neels	26,222,740	866,670

(ii)	The Biopure Corporation 2008 Incentive Plan was approved and the shares voted were as follows:

For	Against	Abstain
4,377,896	916,970	9,680

There were no broker-held nonvoted shares represented at the meeting.

Item 5.	Other Information.

As previously disclosed, on December 14, 2007, we received notice from the Nasdaq Stock Market that the closing bid price of our Class A common stock had fallen below and remained below $1.00 per share for 30 consecutive business days. As a result, we are out of compliance with the $1.00 minimum bid price requirement for continued inclusion of our Class A common stock in the Nasdaq Capital Market. We were provided with 180 calendar days, or until June 11, 2008, to regain compliance with the minimum bid price requirement. On June 12, 2008, we received notice from the Nasdaq Stock Market that because we were not compliant with the minimum bid price requirement, but did meet all other listing criteria for the Nasdaq Capital Market set forth in Marketplace Rule 4310(c), we have an additional 180 calendar days, or until December 8, 2008, to regain compliance with the minimum bid price requirement by having the bid price of our Class A common stock close at $1.00 per share or more for at least 10 consecutive business days. If we do not regain compliance with the minimum bid price requirement by December 8, 2008, Nasdaq will provide written notification that our Class A common stock will be delisted. At that time, we may appeal the staff’s determination, but the staff has informed us that, historically, a near-term reverse stock split has been the only definitive plan acceptable to resolve a bid price deficiency. The staff also noted that our Class A common stock may be delisted prior to December 8, 2008, if we fail to maintain compliance with any other listing requirement.

Item 6.	Exhibits

The exhibits are listed in the accompanying Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOPURE CORPORATION

Date: June 16, 2008	By:	/s/ David A. Butler
David A. Butler
Interim Chief Financial Officer

EXHIBIT INDEX

Exhibits	Description	Location
3 (i)	Restated Certificate of Incorporation of Biopure, as amended	(1)
3 (ii)	By-laws of Biopure, as amended	(2)
4.1	Form of Selling Agent Warrants, dated April 23, 2002	(3)
4.2	Form of Underwriter Warrant, dated March 2003	(4)
4.3	Form of Investor Warrant, dated April 2003	(4)
4.4	Form of Underwriter Warrant, dated April 2003	(4)
4.5	Underwriter Warrant dated, April 16, 2003	(5)
4.6	Form of Investor Warrant, dated May 2, 2003	(4)
4.7	Form of Investor Warrant, dated May 6, 2003	(4)
4.8	Form of Investor Warrant, dated October 17, 2003	(5)
4.9	Form of Investor Warrant, dated February 19, 2004	(5)
4.10	Form of Investor Warrant, dated September 2004	(6)
4.11	Form of Underwriter Warrant, dated September 2004	(6)
4.12	Form of Investor Warrant, dated December 14, 2004	(7)
4.13	Form of Underwriter Warrant, dated December 14, 2004	(7)
4.14	Form of Underwriter Warrants, dated January 10, 2005	(8)
4.15	Form of Consultant Warrant, dated July 29, 2005	(5)
4.16	Form of Underwriter Warrant, dated December 2005	(9)
4.17	Amended Form of Investor Warrant, dated December 27, 2005	(10)
4.18	Amended Form of Underwriter Investor Warrant, dated December 27, 2005	(5)
4.19	Form of Investor Warrant, dated January 2006	(5)
4.20	Form of Underwriter Warrant, dated January 2006	(5)
4.21	Form of Underwriter Investor Warrant, dated January 17, 2006	(10)
4.22	Form of Investor Warrant, dated August 23, 2006	(11)
4.23	Form of Underwriter Warrant, dated August 23, 2006	(11)
4.24	Form of Underwriter Investor Warrant, dated August 23, 2006	(10)
4.25	Form of Investor Warrant, dated December 2006	(12)
4.26	Form of Underwriters’ Investor Warrant, dated December 13, 2006	(12)
4.27	Form of Underwriters’ Warrant, dated December 13, 2006	(12)
4.28	Form of Investor Warrant, dated November 6, 2007	(13)
4.29	Form of Underwriters’ Investor Warrant, dated November 6, 2007	(13)
4.30	Form of Underwriters’ Warrant, dated November 6, 2007	(13)
10.1	Supply and Distribution Agreement between Biopure and Dechra Veterinary Products
31.1	Certification of Zafiris G. Zafirelis pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibits	Description	Location
31.2	Certification of David A. Butler pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Zafiris G. Zafirelis pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of David A. Butler pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed as an exhibit to the Company’s report on Form 8-K dated October 2, 2007 and incorporated herein by reference thereto.
(2)	Previously filed as an exhibit to the Company’s report on Form 8-K dated December 14, 2007 and incorporated herein by reference thereto.
(3)	Previously filed as an exhibit to the Company’s report on Form 8-K dated April 26, 2002 and incorporated herein by reference thereto.
(4)	Previously filed as an exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended April 30, 2003, filed June 16, 2003 and incorporated herein by reference thereto.
(5)	Previously filed as an exhibit to the Company’s report on Form 10-K for the year ended October 31, 2005, filed January 17, 2006 and incorporated herein by reference thereto.
(6)	Previously filed as an exhibit to the Company’s report on Form 8-K dated September 10, 2004 and incorporated herein by reference thereto.
(7)	Previously filed as an exhibit to the Company’s report on Form 8-K dated December 9, 2004 and incorporated herein by reference thereto.
(8)	Previously filed as an exhibit to the Company’s report on Form 8-K dated January 5, 2005 and incorporated herein by reference thereto.
(9)	Previously filed as an exhibit to the Company’s report on Form 8-K filed December 21, 2005 and incorporated herein by reference thereto.
(10)	Previously filed as an exhibit to the Company’s report on Form 10-Q for the quarter ended July 31, 2006, filed September 11, 2006 and incorporated herein by reference thereto.
(11)	Previously filed as an exhibit to the Company’s report on Form 8-K dated August 23, 2006 and incorporated herein by reference thereto.
(12)	Previously filed as an exhibit to the Company’s registration statement on Form S-1/A (File No. 333-138049) and incorporated herein by reference thereto.
(13)	Previously filed as an exhibit to the Company’s registration statement on Form S-1/A (File No. 333-146013) and incorporated herein by reference thereto.