Form 10-Q/A
period 2008-04-30
BIOPURE CORP
filed 2008-06-18
CIK 815508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

Biopure Corporation filed its Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2008 with the Securities and Exchange Commission (SEC) on June 16, 2008 (the “Original 10-Q”). After we filed the Original 10-Q, we determined that we had made a clerical error in the financial statements included in the Original 10-Q. In our Condensed Consolidated Statements of Operations, we erroneously reported “Basic and diluted net loss per common share” for the Three Months Ended April 30, 2007 and the Six Months Ended April 30, 2007 as $(0.08) and $(0.18), respectively. The correct “Basic and diluted net loss per common share” for the Three Months Ended April 30, 2007 and the Six Months Ended April 30, 2007 was $(0.40) and $(0.92), respectively. We also erroneously reported “Weighted-average shares used in computing basic and diluted net loss per common share” for the Six Months Ended April 30, 2007 as 15,562 shares. The correct “Weighted-average shares used in computing basic and diluted net loss per common share” for the Six Months Ended April 30, 2007 was 14,237 shares. This Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2008 amends the Original 10-Q in its entirety to reflect the changes described above.

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

See accompanying notes

BIOPURE CORPORATION

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	April 30, 2008	April 30, 2007	April 30, 2008	April 30, 2007
Revenues:
Product revenue	$866	$506	$1,343	$966
Research and development revenue	36	113	132	247

Total revenues	902	619	1,475	1,213
Cost of product revenues	1,813	2,775	4,601	5,937

Gross loss	(911)	(2,156)	(3,126)	(4,724)

Operating expenses:
Research and development	1,756	1,864	3,243	3,779
Sales and marketing	448	366	728	758
General and administrative	1,947	2,027	3,948	4,258

Total operating expenses	4,151	4,257	7,919	8,795

Loss from operations	(5,062)	(6,413)	(11,045)	(13,519)
Other income, net	201	193	377	371

Net loss	$(4,861)	$(6,220)	$(10,668)	$(13,148)

Per share data:
Basic and diluted net loss per common share	$(0.14)	$(0.40)	$(0.31)	$(0.92)

Weighted-average shares used in computing basic and diluted net loss per common share	34,971	15,562	34,439	14,237

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

BIOPURE CORPORATION

Date: June 18, 2008	By:	/s/ David A. Butler
David A. Butler
Interim Chief Financial Officer

EXHIBIT INDEX

Exhibits	Description	Location
3 (i)	Restated Certificate of Incorporation of Biopure, as amended	(1)
3 (ii)	By-laws of Biopure, as amended	(2)
4.1	Form of Selling Agent Warrants, dated April 23, 2002	(3)
4.2	Form of Underwriter Warrant, dated March 2003	(4)
4.3	Form of Investor Warrant, dated April 2003	(4)
4.4	Form of Underwriter Warrant, dated April 2003	(4)
4.5	Underwriter Warrant dated, April 16, 2003	(5)
4.6	Form of Investor Warrant, dated May 2, 2003	(4)
4.7	Form of Investor Warrant, dated May 6, 2003	(4)
4.8	Form of Investor Warrant, dated October 17, 2003	(5)
4.9	Form of Investor Warrant, dated February 19, 2004	(5)
4.10	Form of Investor Warrant, dated September 2004	(6)
4.11	Form of Underwriter Warrant, dated September 2004	(6)
4.12	Form of Investor Warrant, dated December 14, 2004	(7)
4.13	Form of Underwriter Warrant, dated December 14, 2004	(7)
4.14	Form of Underwriter Warrants, dated January 10, 2005	(8)
4.15	Form of Consultant Warrant, dated July 29, 2005	(5)
4.16	Form of Underwriter Warrant, dated December 2005	(9)
4.17	Amended Form of Investor Warrant, dated December 27, 2005	(10)
4.18	Amended Form of Underwriter Investor Warrant, dated December 27, 2005	(5)
4.19	Form of Investor Warrant, dated January 2006	(5)
4.20	Form of Underwriter Warrant, dated January 2006	(5)
4.21	Form of Underwriter Investor Warrant, dated January 17, 2006	(10)
4.22	Form of Investor Warrant, dated August 23, 2006	(11)
4.23	Form of Underwriter Warrant, dated August 23, 2006	(11)
4.24	Form of Underwriter Investor Warrant, dated August 23, 2006	(10)
4.25	Form of Investor Warrant, dated December 2006	(12)
4.26	Form of Underwriters’ Investor Warrant, dated December 13, 2006	(12)
4.27	Form of Underwriters’ Warrant, dated December 13, 2006	(12)
4.28	Form of Investor Warrant, dated November 6, 2007	(13)
4.29	Form of Underwriters’ Investor Warrant, dated November 6, 2007	(13)
4.30	Form of Underwriters’ Warrant, dated November 6, 2007	(13)
10.1	Supply and Distribution Agreement between Biopure and Dechra Veterinary Products	(14)
31.1	Certification of Zafiris G. Zafirelis pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibits	Description	Location
31.2	Certification of David A. Butler pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Zafiris G. Zafirelis pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of David A. Butler pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed as an exhibit to the Company’s report on Form 8-K dated October 2, 2007 and incorporated herein by reference thereto.
(2)	Previously filed as an exhibit to the Company’s report on Form 8-K dated December 14, 2007 and incorporated herein by reference thereto.
(3)	Previously filed as an exhibit to the Company’s report on Form 8-K dated April 26, 2002 and incorporated herein by reference thereto.
(4)	Previously filed as an exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended April 30, 2003, filed June 16, 2003 and incorporated herein by reference thereto.
(5)	Previously filed as an exhibit to the Company’s report on Form 10-K for the year ended October 31, 2005, filed January 17, 2006 and incorporated herein by reference thereto.
(6)	Previously filed as an exhibit to the Company’s report on Form 8-K dated September 10, 2004 and incorporated herein by reference thereto.
(7)	Previously filed as an exhibit to the Company’s report on Form 8-K dated December 9, 2004 and incorporated herein by reference thereto.
(8)	Previously filed as an exhibit to the Company’s report on Form 8-K dated January 5, 2005 and incorporated herein by reference thereto.
(9)	Previously filed as an exhibit to the Company’s report on Form 8-K filed December 21, 2005 and incorporated herein by reference thereto.
(10)	Previously filed as an exhibit to the Company’s report on Form 10-Q for the quarter ended July 31, 2006, filed September 11, 2006 and incorporated herein by reference thereto.
(11)	Previously filed as an exhibit to the Company’s report on Form 8-K dated August 23, 2006 and incorporated herein by reference thereto.
(12)	Previously filed as an exhibit to the Company’s registration statement on Form S-1/A (File No. 333-138049) and incorporated herein by reference thereto.
(13)	Previously filed as an exhibit to the Company’s registration statement on Form S-1/A (File No. 333-146013) and incorporated herein by reference thereto.
(14)	Previously filed as an exhibit to the Company’s report on Form 10-Q for the quarter ended April 30, 2008, filed June 16, 2008, and incorporated herein by reference thereto.