Form 10-Q
period 2008-07-31
BIOPURE CORP
filed 2008-09-15
CIK 815508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2008

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒   No

The number of shares outstanding of each of the issuer’s classes of common stock as of September 11, 2008 was:

Class A Common Stock, $.01 par value	37,340,051
Class B Common Stock, $1.00 par value	117.7

BIOPURE CORPORATION

Biopure®, Hemopure®, and Oxyglobin® are registered trademarks of Biopure Corporation.

Part I

Item 1

BIOPURE CORPORATION

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	July 31, 2008	October 31, 2007
Assets:
Current assets:
Cash and cash equivalents	$1,718	$1,910
Accounts receivable, net	375	59
Inventories	2,872	2,119
Other current assets	953	1,165

Total current assets	5,918	5,253
Property, plant and equipment, net	7,199	8,398
Other assets	610	599

Total assets	$13,727	$14,250

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$495	$777
Accrued expenses	1,583	2,512
Current portion of deferred revenue	35	35
Accrued restructuring charges	—	44
Other current liabilities	57	—

Total current liabilities	2,170	3,368
Deferred revenue, net of current portion	1,177	1,177
Other long-term liabilities	—	41

Total long-term liabilities	1,177	1,218
Commitments and contingencies, Note 7
Stockholders’ equity:
Preferred stock, $0.01 par value, 30,000,000 shares authorized, no shares outstanding	—	—
Common stock:
Class A, $0.01 par value, 200,000,000 shares authorized, 37,340,051 shares outstanding at July 31, 2008 and 15,593,587 at October 31, 2007	373	156
Class B, $1.00 par value, 179 shares authorized, 117.7 shares outstanding	—	—
Capital in excess of par value	562,598	546,800
Contributed capital	24,574	24,574
Unrealized loss on currency translation	(168)	(121)
Accumulated deficit	(576,997)	(561,745)

Total stockholders’ equity	10,380	9,664

Total liabilities and stockholders’ equity	$13,727	$14,250

See accompanying notes

BIOPURE CORPORATION

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	July 31, 2008	July 31, 2007	July 31, 2008	July 31, 2007
Revenues:
Product revenue	$580	$528	$1,923	$1,494
Research and development revenue	128	22	260	269

Total revenues	708	550	2,183	1,763
Cost of product revenues	2,362	3,089	6,963	9,026

Gross loss	(1,654)	(2,539)	(4,780)	(7,263)

Operating expenses:
Research and development	914	1,618	4,157	5,397
Sales and marketing	232	341	960	1,099
General and administrative	1,849	2,107	5,795	6,365

Total operating expenses	2,995	4,066	10,912	12,861

Loss from operations	(4,649)	(6,605)	(15,692)	(20,124)
Other income, net	53	157	440	528

Net loss	$(4,596)	$(6,448)	$(15,252)	$(19,596)

Per share data:
Basic and diluted net loss per common share	$(0.13)	$(0.41)	$(0.44)	$(1.33)

Weighted-average shares used in computing basic and diluted net loss per common share	35,602	15,591	34,829	14,693

See accompanying notes

BIOPURE CORPORATION

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	July 31, 2008	July 31, 2007
Operating activities:
Net loss	$(15,252)	$(19,596)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,330	2,470
Stock based compensation	448	737
Loss on disposal of assets held for sale	114	—
Loss on disposal of equipment	32	20
Note receivable reserve	—	235
Accretion of restructuring charge	1	7
Inventory writedowns	—	236
Changes in assets and liabilities:
Accounts receivable	(316)	(134)
Inventories	(753)	171
Other current assets	(52)	(66)
Other long term assets	(53)	—
Accounts payable	(282)	5
Accrued expenses	(929)	(417)
Restructuring charges	(45)	(172)
Other current liabilities	57	—
Deferred revenue	—	46
Other long term liabilities	(41)	—

Net cash used in operating activities	(15,591)	(16,478)

Investing activities:
Purchases of property, plant and equipment	(121)	(191)
Proceeds from sale of assets held for sale	150	—

Net cash provided by investing activities	29	(171)

Financing activities:
Net proceeds from sale of common stock and warrants	15,567	16,386
Proceeds from the exercise of options and warrants	—	2

Net cash provided by financing activities	15,567	16,388

Net decrease in cash and cash equivalents	(145)	(261)
Effect of exchange rate changes on cash and cash equivalents	(47)	—
Cash and cash equivalents at beginning of period	1,910	6,576

Cash and cash equivalents at end of period	$1,718	$6,314

See accompanying notes

BIOPURE CORPORATION

Notes to Condensed Consolidated Financial Statements

July 31, 2008

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended July 31, 2008 are not necessarily indicative of the results that may be expected for any other period or for the year ending October 31, 2008; however, the Company expects to incur a substantial loss for the year ending October 31, 2008.

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

The Company has financed operations from inception primarily through sales of equity securities and development and license agreement payments. The Company has not been profitable since inception and had an accumulated deficit of $577.0 million at July 31, 2008. On November 6, 2007, the Company completed a public offering of its common stock and warrants that raised $16.5 million, for net proceeds to the Company of $14.9 million. The Company sold 19,377,500 new shares of its Class A common stock at $0.85 per share to institutional and individual investors and issued to these investors warrants to purchase 19,377,500 shares of its common stock at an exercise price of $1.0625 per share. In June 2008 the company signed an agreement with purchasers for a private placement of its Class A common stock and warrants for up to $2.3 million assuming no exercise of the warrants. Under the terms of the agreement the Company is selling to accredited investors, in up to six monthly tranches, up to 6,810,772 shares of its common stock and warrants to acquire up to an additional 6,810,772 shares. The price for one share and one warrant is $0.3377, and the exercise price of each warrant is $0.45. The warrants have a term of five years, become exercisable six months after the closing date, and are callable by Biopure after the initial exercise date provided that the weighted average price of Biopure’s common stock for ten consecutive days is over $0.675. Under this agreement, the Company had raised $800,000 as of July 31, 2008 and raised $400,000 in August and $400,000 in September.

The Company expects current assets, commitments for investment and product sales to be sufficient to fund operations through November 2008 under the current operating plan. The Company will require significant additional funding to remain a going concern and to fund operations until such time, if ever, as it becomes profitable. There can be no assurance that adequate additional financing will be available to the Company on terms that it deems acceptable, if at all. In order to continue operations in the near term, the Company is actively seeking to raise additional capital. If the Company is unsuccessful in raising additional capital before the end of November 2008, the Company may be required to cease operations.

Without sufficient capital to fund its operations the Company will be unable to continue as a going concern. The accompanying financial statements do not include any adjustments that might result if such circumstances arise.

The Company may not continue to qualify for continued listing on the Nasdaq Capital Market. To maintain its listing, the Company is required, among other things, to maintain a daily closing bid price per share of $1.00. The Company is out of compliance with the $1.00 minimum bid price requirement for continued inclusion of its class A common stock in the Nasdaq Stock Market. The Company was provided with 180 calendar days, or until June 11, 2008, to regain compliance with the minimum bid price requirement. On June 12, 2008, the Company received notice from Nasdaq that, because it was not compliant with the minimum bid price requirement, but did meet all other listing criteria for the Nasdaq Capital Market, it had an additional 180 calendar days, or until December 8, 2008, to regain compliance with the minimum bid price requirement. If the Company does not regain compliance with the minimum bid price requirement by December 8, 2008, Nasdaq will provide written notification that the securities will be delisted. If that occurs, the Company’s ability to raise funds will be adversely affected. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

Comprehensive Loss

The Company’s comprehensive loss includes accumulated foreign currency translation adjustments. The comprehensive loss was as follows (in thousands):

	Three Month Periods Ended
	July 31, 2008	July 31, 2007
Net Loss	$(4,596)	$(6,448)
Changes in foreign currency translation adjustment	(29)	—

Comprehensive loss	$(4,625)	$(6,448)

	Nine Month Periods Ended
	July 31, 2008	July 31, 2007
Net Loss	$(15,252)	$(19,596)
Changes in foreign currency translation adjustment	(47)	—

Comprehensive loss	$(15,299)	$(19,596)

2.	Net Loss per Share

Basic net loss per common share is computed based on the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is computed based on the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of the Company’s common stock equivalents, including the maximum number of shares issuable upon the conversion of class B common stock outstanding and the exercise of class A common stock options and warrants. The dilutive effect of stock options and warrants is determined based on the treasury stock method using the average market price of the class A common stock for the period. However, basic and diluted net loss per common share are presented as the same for all periods presented, as the Company had losses for all periods presented, so the effect of class B common stock and options and warrants for class A common stock is anti-dilutive. Consequently, dilutive weighted average shares outstanding do not include 34,584,967 common-equivalent shares for the three and nine months ended July 31, 2008 and 12,018,738 potential common-equivalent shares for the three and nine months ended July 31, 2007, as their effect would have been anti-dilutive.

3.	Stock Based Compensation

As of July 31, 2008, the Company had two share-based compensation plans, the Biopure Corporation 2008 Incentive Plan (“the 2008 Plan”) and the 2002 Biopure Corporation Omnibus Securities and Incentive Plan (“the 2002 Plan”). The Plans, as amended, which are both shareholder approved, permit the grant of options to the Company’s employees, consultants and directors for up to 8,343,328 shares of common stock. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Typically, granted options vest in annual increments over four years and may be exercised within seven or ten years of the date of grant. Options to the non-employee members of the board of directors vest monthly over one year. Shares issued upon exercise of options are generally issued from new shares of the Company.

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

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model with the assumptions noted in the following table. The weighted average risk-free interest rate is based on a treasury instrument, the term of which is consistent with the expected life of the stock options. Expected volatility is based exclusively on historical volatility data of the Company’s common stock. The Company estimates stock option forfeitures based on historical experience. The Company was unable to use historical information to estimate the expected term due to a lack of historical exercise activity and therefore used the “simplified” method as prescribed by the SEC Staff Accounting Bulletin (SAB) No. 107 for grants prior to December 31, 2007. On December 21, 2007 the SEC issued SAB No. 110, which states the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company is continuing to use the simplified method. The Company estimated the fair value of stock options using the Black-Scholes option pricing model and the following assumptions:

	Three Months Ended		Nine Months Ended
	July 31, 2008	July 31, 2007	July 31, 2008	July 31, 2007
Weighted average risk-free interest rate	—	—	2.76%	4.58%
Expected volatility	—	—	85%	85%
Expected lives (years)	—	—	5.42	5.42
Expected dividend yield	—	—	0%	0%

During the first nine months of fiscal 2008 and 2007, approximately 229,000 and 265,000 options, respectively, were granted with a weighted average grant-date fair value of $0.30 and $1.95 per share, respectively. No options were granted during the three- month periods ended July 31, 2008 and 2007.

During the first nine months of fiscal 2008, approximately $448,000 of stock based compensation expense was recorded related to options granted compared to $737,000 during the same period last year. As of July 31, 2008, there was approximately $917,000 of unrecognized compensation expense, net of forfeitures, related to non-vested market-based share awards, which is expected to be recognized over a weighted-average period of 1.74 years.

No options were exercised during the first nine months of fiscal 2008. During the first nine months of fiscal 2007 an option for 1,000 shares was exercised at an exercise price of $2.75 per share. The total fair values of shares vested during the first nine months of fiscal 2008 and 2007 were $437,000 and $434,000, respectively.

4.	Inventories

Inventories are valued at the lower of cost (determined using the first-in, first-out method) or market. Inventories were as follows at the following dates:

In thousands	July 31, 2008	October 31, 2007
Raw materials	$497	$641
Work-in-process	154	468
Finished goods-Oxyglobin	1,254	732
Finished goods-Hemopure	967	278

	$2,872	$2,119

Hemopure [hemoglobin glutamer – 250 (bovine)] finished goods represents units the Company expects to sell for clinical use in South Africa and units for which the Company is reimbursed, to be used in preclinical or clinical trials expected to be conducted by or on behalf of the U.S. Naval Medical Research Center (NMRC). Each fiscal quarter the Company reviews the inventory of all finished goods and, if necessary, writes off any units beyond those forecasted for these purposes. There was no write-off of inventory in the third fiscal quarter of 2008. If the Company continues to experience extremely limited sales in South Africa or further delays in the use of Hemopure by the NMRC, it could expect to write off additional units in the future. Oxyglobin finished goods are held for sale to our marketing partners in the European Union and the U.S.

5.	Accrued Expenses and Cost Reduction Plan

Accrued expenses were as follows at the following dates:

In thousands	July 31, 2008	October 31, 2007
Accrued payroll and related employee expenses	$68	$373
Financing fees	537	537
Accrued legal and audit fees	140	347

In thousands	July 31, 2008	October 31, 2007
Accrued vacation	208	291
Accrued utilities	96	164
Clinical trials	323	199
Other	211	601

	$1,583	$2,512

During the third fiscal quarter of 2008 the Company took measures to reduce its ongoing cash burn, including the termination of 52 employees. During the third fiscal quarter ended July 31, 2008, in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” the Company recorded within General and Administrative expense charges totaling $252,000 representing severance costs for the terminated employees. As of July 31, 2008, the Company had paid $193,000 of these costs, resulting in an accrual of $59,000 at July 31, 2008, included in “Other” in the table above.

6.	Other Current Assets

During fiscal 2006, management identified certain manufacturing equipment that the Company was not using and did not expect to use in the future, resulting in a decision by management to sell this equipment. Early in fiscal 2007 the Company determined that the held for sale criteria in FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” had been met. Accordingly, the carrying value of the manufacturing equipment of $225,000 was recorded separately within other current assets on the Company’s condensed consolidated balance sheets as of October 31, 2007. The carrying amount was determined based on quoted market prices for similar assets, less estimated selling costs. During the third fiscal quarter of 2008 the Company sold this equipment and recorded a loss of approximately $114,000.

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

The seven members of the Company’s Board of Directors during the period March through December 2003 and certain officers during that period were named as defendants in two stockholder derivative actions filed on January 26, 2004 and January 29, 2004 in the U.S. District Court for the district of Massachusetts. A consolidated, amended complaint was filed in regard to Biopure Corporation Derivative Litigation. Biopure is named as a defendant, even though in a derivative action, any award is for the benefit of the Company, not individual stockholders. The consolidated, amended complaint alleges that the individual directors and officers breached fiduciary duties in connection with disclosures concerning regulatory and clinical events. The complaint does not specify an amount of alleged damages. The Company appointed two disinterested directors as a special litigation committee to determine whether or not the Company should pursue this action. The special litigation committee conducted its investigation and determined the Company should not pursue the action. The special litigation committee accordingly filed a motion to dismiss the action. No amounts have been accrued to date with regard to this litigation or a similar claim in the Trial Court of Middlesex County in Massachusetts. The Company believes this case is without merit.

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

As of the adoption of FIN 48 on November 1, 2007, the Company’s total unrecognized tax benefit is $278,000. This unrecognized tax benefit primarily relates to research and development tax credits. Of this amount, $278,000 represents the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate prior to the adjustment for the Company’s valuation allowance. As a result of the implementation of FIN 48, the Company did not recognize an increase in tax liability for the unrecognized tax benefits because the Company has recorded a tax net operating loss carryforward that would offset any liability. The use of net operating losses may be subject to limitations under IRC Section 382.

As of July 31, 2008, the balance of unrecognized tax benefits is $278,000. There were no significant changes to these amounts during the three- , six- or nine-month periods ended January 31, 2008, April 30, 2008 and July 31, 2008, respectively. The Company does not expect any significant changes in its unrecognized tax position over the next 12 months.

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

The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits and income tax liabilities, when applicable, as part of income tax expense in its consolidated statement of operations. Since a full valuation allowance was recorded against the Company’s net deferred tax assets and the unrecognized tax benefits determined under FIN 48 would not result in a tax liability, the Company has not accrued for any interest and penalties relating to these unrecognized tax benefits as of July 31, 2008.

10.	Recently Issued Accounting Standards

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS No. 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company has not yet evaluated the impact that SFAS No. 162 will have on its consolidated financial statements.

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”), which requires enhanced disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 also requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation and requires cross-referencing within the footnotes. This statement also suggests disclosing the fair values of derivative instruments and their gains and losses in a tabular format. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 and therefore is effective for our second quarter in fiscal 2009. The Company has not evaluated the impact, if any, that the adoption of SFAS No. 161 will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 160 establishes accounting and reporting standards that require the ownership interests in subsidiaries’ non-parent owners be clearly presented in the equity section of the balance sheet; requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; requires that changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently; requires that when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value and the gain or loss on the deconsolidation of the subsidiary be measured using the fair value of any noncontrolling equity; requires that entities provide disclosures that clearly identify the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008. The Company has not determined the impact, if any, SFAS No. 160 will have on its financial statements.

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

July 31, 2008

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Information

The following discussion of the Company’s financial condition and results of operations includes forward-looking statements. These forward-looking statements include, without limitation, statements about the clinical development program, other expected activities, and the adequacy of the Company’s available cash resources. Forward-looking statements include those that imply that the Company will be able to manage its expenses effectively and raise the funds needed to continue its business, that the Company will be able to stabilize and enhance its financial position, that the Company will be able to commercially develop Hemopure, that in pursuing anemia, cardiovascular and trauma indications the Company will be able to address safety and efficacy questions of regulatory agencies, that the U.S. Naval Medical Research Center (NMRC) may conduct a clinical trial in trauma patients, and that anticipated milestones will be met in the expected timetable or at all, that any preclinical or clinical trials will be successful, that Hemopure, if it receives regulatory approval, will attain market acceptance and be manufactured and sold in amounts to attain profitability and that the Company will be able to successfully increase its manufacturing capacity for Hemopure if it receives regulatory approval. Forward-looking statements are usually accompanied by words such as “believe,” “anticipate,” “plan,” “seek,” “expect,” “intend” and similar expressions. The forward-looking information is based on various factors and was derived using numerous assumptions and judgments.

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

Prior to 1998, the Company manufactured products solely for use in preclinical and clinical trials, and production costs were charged wholly to research and development. As an offshoot of the research and development for Hemopure, Oxyglobin, a similar product, gained marketing approval for veterinary use in the U.S. in 1998 and in the European Union in 1999. Following the U.S. approval, Oxyglobin was produced for sale in the same pilot manufacturing plant that was built and maintained primarily for the development of Hemopure. Because of this marketing approval, costs of production of Oxyglobin for sale and an allocation of manufacturing overhead based on capacity used for Oxyglobin are charged to inventory and to cost of revenues. Since marketing approval of Hemopure for human use was granted in South Africa in 2001, costs of production of Hemopure for sale and an allocation of manufacturing overhead based on capacity used for Hemopure have been charged to inventory and to cost of revenues.

Thus a substantial majority of our costs comprise research and development and cost of revenues. The revenues from products we now market defray some of the manufacturing costs we have incurred to manufacture Hemopure. We suspended manufacturing operations during the fiscal quarter to reduce our burn rate.

Our research and development activities in 2007 and 2008 are described below. We do not currently have any trials enrolling patients.

Ischemia

Biopure conducted Phase 2 clinical trials of Hemopure in Europe and South Africa to assess the product’s potential safety and feasibility in ischemia applications, such as cardiac surgery and acute coronary ischemia (e.g., heart attack). The primary goal of these trials was to provide preliminary data to support advanced trials in heart attack patients. In contrast to trials where Hemopure was administered as a red blood cell replacement, in these ischemia trials, Hemopure was being administered as an oxygen-carrying drug.

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

In June 2008 the NMRC submitted and subsequently withdrew a new protocol for a Phase 2 clinical trial of Hemopure for resuscitation of operational casualties with severe traumatic hemorrhagic shock without availability of blood transfusions, pending further discussion and a pre-IND meeting with the FDA. The proposed trial hypothesis is that for such casualties Hemopure will improve survival and other clinical parameters, and will be relatively safe and well tolerated, in comparison with “standard fluid.” Subjects will sign an informed consent prospectively. The study is entitled “Operational Restore Effective Survival in Shock” (Op RESUS). The primary aim of the proposed study is to compare the 28-day relative rate of death in patients receiving Hemopure versus the group of patients receiving the “standard fluid” for resuscitation (Hextend).

The Company sponsored a separate Phase 2, 50-patient clinical trial at the Johannesburg Hospital Trauma unit in South Africa that was designed to assess the safety and tolerability of Hemopure in the hospital emergency room setting for treatment of unstable trauma patients who have significant blood loss and low blood pressure. Of 50 planned patients, as of June 9, 2008, 33 patients had been enrolled. On that date the Company terminated the trial for several reasons, including cost and slow enrollment. The Company had already reported interim data on 22 patients to regulatory agencies and intends to report the balance when final data are available.

Anemia in Acute Myelogenous Leukemia

The Company has had discussions with the FDA on identifying an acceptable patient population for a new clinical trial of Hemopure. The Company has proposed to study the use of Hemopure in patients suffering from Acute Myelogenous Leukemia (AML) who refuse transfusion with blood components. Currently, AML patients who do not accept blood transfusions are unable to undergo potentially life-saving induction chemotherapy because of the profound anemia the chemotherapy causes. Biopure is preparing to submit a protocol for such patients for consideration by FDA. Patients would give informed consent before being enrolled in this study. An effective treatment for this patient population represents an unmet medical need because of an expected 100% mortality within 6 months in the absence of induction chemotherapy. The purpose of the study would be to assess the efficacy of Hemopure in providing an oxygen carrier in lieu of transfusion with red blood cells, as an adjunct to other special procedures, following induction chemotherapy for AML. A successful trial in this population could be pivotal to establish an intended use for Hemopure in this clinical setting. The protocol is currently in preparation.

Surgical Anemia Marketing Application

In July 2006, the Company submitted a marketing authorization application (MAA) to the United Kingdom’s Medicines and Healthcare products Regulatory Agency (MHRA). The application sought authorization to market Hemopure in the U.K. for the treatment of acutely anemic adult orthopedic surgery patients less than 80 years of age.

In December 2006, the Company received a provisional opinion letter from the United Kingdom Commission on Human Medicines containing comments and questions. The Company met with the MHRA during 2007 and responded to its letter in early November 2007, requesting market authorization for the treatment of acutely anemic adult orthopedic surgery patients less than 80 years of age when blood is not readily available or not an option. In April 2008 the Company received a comment letter from the U.K.’s Commission on Human Medicines addressing the Company’s application. The comment letter states that the Commission was reassured on a number of the clinical questions raised in its initial opinion letter, but indicated that both “major” and “other” pharmacological and clinical issues either were not yet resolved by the Company’s submission made in November 2007 or were only resolved in part. In addition the comment letter poses several new questions. The Company met with the MHRA on May 29, 2008 to discuss manufacturing and quality issues. The Company postponed a meeting planned for July 2008 in order to apply the Company’s limited resources, a result of the reductions in force described below, to the submission of the AML protocol and working with the FDA.

Cost Cutting Measures

During the third fiscal quarter of 2008 the Company took measures to reduce its ongoing cash burn. Those measures included the termination of 52 employees, cutting facilities maintenance costs and suspension of manufacturing. The employees terminated were primarily employees from the Company’s manufacturing division. These cost cutting measures are expected to reduce the Company’s ongoing cash burn by approximately $8.8 million annually. Notwithstanding the cost reductions, significant additional capital will be required to fund the Company’s operations until the Company becomes profitable. The Company is assessing opportunities to raise capital, and expects to continue financing operations until it is profitable through sales of securities, strategic alliances and other financing vehicles, if any, that might become available.

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

Inventories

Inventories are stated at the lower of cost (determined using the first-in, first-out method) or market. Inventories consist of raw material, work-in-process and finished Hemopure and Oxyglobin. Inventories are reviewed periodically to identify expired units and units with a remaining life too short to be commercially viable. Inventories are also subject to internal quality compliance investigations. Inventory that is not expected to be utilized based on projected demand or fails quality assessment is written off. The inventory of Hemopure finished goods represents the units the Company expects to sell in South Africa or use in preclinical and clinical studies where payment is received for the trial material. The Company expects to be paid for the units to be used in a proposed trauma trial to be conducted by or on behalf of the NMRC and in preclinical studies by or under the guidance of the NMRC. Any units expected to be consumed by the Company in its own preclinical or clinical trials are expensed to research and development when manufactured.

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

Revenue Recognition

The Company recognizes revenue from sales of Hemopure and Oxyglobin in accordance with Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” whereby sales are recorded upon shipment, provided that there is evidence of a final arrangement, there are no uncertainties surrounding acceptance, title has passed, collectability is probable and the price is fixed or determinable. Through the second fiscal quarter of 2008 the Company sold Oxyglobin directly to veterinarians in the United States. In May 2008 the Company began selling Oxyglobin directly to a distributor for resale in the U.S. It has a similar arrangement in Europe. Collectability with these distributors is reasonably assured as pricing arrangements are established, and these agreements establish the respective distributor’s intent to pay. The Company recognizes revenue from the U.S. military upon invoicing for reimbursable expenses in connection with developing Hemopure for a trauma indication. Amounts received for prepaid inventory purchases, recorded as deferred revenue, will not be recognized as sales until shipment.

The Company’s foreign sales are generally through distributors. There is no right of return provided for distributors. For sales of products made to distributors, the Company considers a number of factors in determining whether revenue is recognized upon transfer of title to the distributor, or when payment is received. These factors include, but are not limited to, whether the payment terms offered to the distributor are considered to be non-standard, the distributor history of adhering to the terms of its contractual arrangements with the Company, the level of inventories maintained by the distributor, whether the Company has a pattern of granting concessions for the benefit of the distributor, and whether there are other conditions that may indicate that the sale to the distributor is not substantive. The Company currently recognizes revenue primarily on the “sell-in” method with its distributors.

Results of Operations

As the Company generates net losses, the key drivers of the losses are cost of revenues, research and development and general and administrative expenses. Inflation and changing prices have not had a significant impact on the revenues or loss from operations in the periods presented below. For the three-month and nine-month periods ended July 31, 2008 and 2007, these items were as follows (dollars in thousands):

	Three Months Ended				Nine Months Ended
	July 31, 2008		July 31, 2007		July 31, 2008		July 31, 2007
	Amount	Percent of Total Costs	Amount	Percent of Total Costs	Amount	Percent of Total Costs	Amount	Percent of Total Costs
Oxyglobin Product Sales	$534		$470		$1,730		$1,414
Hemopure Product Sales	46		58		193		80
Research and Development Revenues	—		22		132		269
Other Revenues	128		—		128		—

Total Revenues	708		550		2,183		1,763
Cost of Revenues
Oxyglobin	747	14%	636	9%	1,961	11%	2,098	10%
Hemopure	1,615	30%	2,453	34%	5,002	28%	6,928	33%

Total Cost of Revenues	2,362	44%	3,089	43%	6,963	39%	9,026	43%
Research and Development	914	17%	1,618	23%	4,157	23%	5,397	24%
Sales and Marketing
Oxyglobin	80	1%	20	0%	153	1%	60	0%
Hemopure	152	3%	321	5%	807	5%	1,039	2%

Total Sales and Marketing	232	4%	341	5%	960	6%	1,099	2%
General and Administrative	1,849	35%	2,107	29%	5,795	32%	6,365	31%

Total Costs	$5,357	100%	$7,155	100%	$17,875	100%	$21,813	100%

Three months ended July 31, 2008 compared to three months ended July 31, 2007

Total revenues for the third fiscal quarter of 2008 were $708,000, or 29% higher than revenues of $550,000 for the same period in fiscal 2007. The increase is attributable to sales and royalties on sales of the Company’s veterinary product, Oxyglobin, totaling $643,000 in revenue versus $470,000 in Oxyglobin revenues in the third fiscal quarter of 2007. The increase in Oxyglobin revenues results from higher unit sales. As previously announced, in the third fiscal quarter of 2008 the Company appointed an exclusive distributor for Oxyglobin in the U.S. This distributor buys product for its inventory upon shipment by the Company and pays royalties in negotiated amounts. Previously the Company sold directly to veterinarians.

Hemopure sales decreased to $46,000 during the third fiscal quarter of 2008 from $58,000 in the third fiscal quarter of 2007. The clinical use of the product in South Africa has been without serious adverse effects caused by Hemopure. However, sales have declined because of a meta-analysis published in the April 2008 Journal of the American Medical Association, which reached negative conclusions about hemoglobin-based oxygen carriers (HBOCs) as a class of products. Some of the article’s authors also corresponded with regulatory authorities disparaging Hemopure. Notwithstanding the absence in clinical use of the adverse effects for HBOCs noted by the authors, citing the article, one South African state recommended against using Hemopure and an insurer suspended coverage of the product. The Company is in discussions with health agencies in South Africa and other countries to respond to their concerns.

Cost of revenues includes costs of both Oxyglobin and Hemopure. Cost of revenues was $2.4 million for the third quarter of fiscal 2008, compared to $3.1 million for the same period in 2007. Hemopure cost of revenues decreased $838,000 during the third fiscal quarter of 2008 because of the suspension of manufacturing and reduction of manufacturing personnel described above in “Overview – Cost Cutting Measures.” Oxyglobin cost of revenues increased primarily due to the increased unit sales mentioned above partially offset by savings from cost cutting measures.

Historically, virtually all research and development expenses were related to an anticipated surgical anemia indication whereby Hemopure would be used to eliminate or reduce the need for red blood cell transfusion. Beginning in fiscal 2004, the Company’s focus became the development of Hemopure for ischemia and trauma indications, discussed below. Currently the Company is incurring the majority of its research and development expenses on the development of the product for anemia uses while continuing to support the Navy in its pursuit of a trauma indication and working to the extent feasible on gathering and making final data from ischemia trials. Anemia expenditures are generally in two categories: Funds have been spent on an application for authorization to market Hemopure in the United Kingdom for use in orthopedic surgery where blood is not available. The second category of anemia expenditures is the Company’s newest initiative, preparing for a proposed clinical trial in the United States to treat anemia in patients with acute myelogenous leukemia. If the FDA permits the Company to undertake a clinical trial in AML, that area is likely to be the Company’s most active research and development program.

Both the ischemia and the trauma projects are in early stages. Cumulative ischemia project expenditures from the inception of the projects consisted primarily of the costs of preparing and carrying out Phase 2 clinical trials in Europe. When the Company’s personnel resources permit, compiling the data from those trials and proceeding to other ischemia trials may again require significant research and development funding. Cumulative trauma expenditures have consisted of costs to conduct preclinical studies and preparation costs primarily associated with protocol design and preparation of the IND application for the proposed NMRC sponsored out-of-hospital trauma trials. The majority of these trauma expenses to date, has been reimbursed by payments from funds described in Note 7 to the condensed consolidated financial statements.

Regulatory agency requirements for additional clinical trials and any further preclinical studies that might be necessary for either an ischemia indication, for use in trauma patients or for an anemia indication cannot be estimated at this time. The risks and uncertainties associated with the early stage of planning and execution of the ischemia, trauma and AML clinical development programs include, among other things, uncertainties about results that at any time could require us to abandon or greatly modify either project. Accordingly, the Company cannot estimate the period in which material net cash inflows for any indication might commence, if ever.

Research and development expenses were $914,000 for the third quarter of fiscal 2008 compared to $1.6 million for the same period in 2007. The decrease compared to the same period in 2007 is due to a $313,000 reduction in spending on clinical and preclinical trials, a $178,000 reduction in consulting and outside services and an $111,000 reduction in salaries expense.

Sales and marketing expenses decreased to $232,000 for the third quarter of fiscal 2008, from $341,000 for the same period in 2007. During fiscal 2007 the Company spent $84,000 in market research for the U.K.

General and administrative expenses were $1.8 million for the third fiscal quarter of 2008 compared to $2.1 million for the same period in 2007. Insurance premiums, travel expense and audit fees decreased during the third fiscal quarter of 2008 compared to the same period in 2007. Compensation expense, including salaries and equity compensation, decreased during the third fiscal quarter of 2008 compared to the same period in 2007 but were offset by a one-time severance charge of $252,000 related to the reduction in force described above.

Nine months ended July 31, 2008 compared to nine months ended July 31, 2007

Total revenues for the first nine months of fiscal year 2008 were $2.2 million, including $1.8 million from sales and royalties on sales of Oxyglobin, $193,000 from sales of Hemopure in South Africa and $151,000 from funds received from the U.S. Government. Total revenues for the same period in 2007 were $1.8 million, including $1.4 million from Oxyglobin sales, $80,000 from sales of Hemopure and $269,000 from the U.S. Government. The increase in Hemopure sales reflects the Company’s marketing efforts and increasing use of the product in South Africa during the early part of fiscal 2008. However, sales of Hemopure in South Africa have recently declined due to the meta-analysis published in the April issue of JAMA, as previously discussed.

Oxyglobin revenues increased during the first nine months of fiscal 2008 compared to the same period in 2007 primarily due to higher unit sales in the U.S. through efforts of a distributor appointed in May 2008, discussed above, coupled with a higher average selling price over the first nine months of fiscal 2008. Sales in Europe increased during the first nine months of fiscal 2008 compared to the same period last year because of a change in the selling arrangement with the Company’s distributor in the U.K and a higher average selling price. During fiscal 2007 the Company sold Oxyglobin in the U.K. on a consignment basis. The UK distributor now buys product for its inventory upon shipment.

Cost of revenues includes costs of both Oxyglobin and Hemopure. Cost of revenues was $7.0 million for the first nine months of fiscal 2008, compared to $9.0 million for the same period in 2007. Increased manufacturing during the early part of 2008 compared to the same period in 2007 resulted in lower unabsorbed manufacturing costs charged to cost of revenues. The cost cutting measures taken by the Company to reduce its ongoing cash burn, which included a reduction in force, cutting facilities maintenance costs and suspension of manufacturing, also contributed to the decrease in cost of revenues.

Research and development expenses were $4.2 million for the first nine months of fiscal 2008 compared to $5.4 million for the same period in 2007. During the first nine months of fiscal 2007 the Company spent $737,000 on preclinical studies, which were completed during the same year; no comparable studies were conducted in fiscal 2008. Also contributing to the decrease in fiscal 2008 were less spending on clinical trials and lower consulting expenses compared to 2007.

Sales and marketing expenses decreased to $960,000 for the first nine months of fiscal 2008 compared to $1.1 million for the same period fiscal 2007. The decrease is primarily attributable to a decrease in market research activities and to expenses related to a medical advisory board meeting concerning the U.K. market, held in fiscal 2007, for Hemopure.

General and administrative expenses were $5.8 million for the first nine months of fiscal 2008 compared to $6.4 million for the same period in fiscal 2007. This decrease is primarily due to a $179,000 decrease in insurance premiums, a $110,000 decrease in consulting expenses, a $149,000 decrease in facilities costs and a $90,000 decrease in taxes and fees. Employee related expenses, including salaries, performance incentives and equity compensation also decreased compared to the first nine months of fiscal 2007, but were offset by severance expense related to the Company’s recent cost cutting measures.

Liquidity and Capital Resources

At July 31, 2008, the Company had $1.7 million in cash and cash equivalents. During the third fiscal quarter the company signed an agreement with two purchasers for a private placement of its common stock and warrants. Under this agreement, the Company had raised $800,000 as of July 31, 2008, raised $400,000 in August, $400,000 in September and could raise an additional $700,000 in October and November. There is no assurance that the remaining $700,000 will be invested by them. The Company will require significant additional funding to remain a going concern and to fund operations until such time, if ever, as it becomes profitable. In May and June 2008, the Company implemented cost reductions, including workforce reductions, cutting facilities maintenance costs and curtailment of manufacturing. These measures represent overall anticipated future savings of approximately $8.8 million annually. There can be no assurance that any additional financing will be available to the Company on terms that it deems acceptable, if at all. If additional financing or an alternative transaction is not available when needed or is not available on acceptable terms, we may be required to cease operations.

The Company expects current assets, commitments for investment and product sales to be sufficient to fund operations through November 2008 under the current operating plan if the purchasers continue to fund under the agreement described above. The Company will require significant additional funding to remain a going concern and to fund operations until such time, if ever, as it becomes profitable. There can be no assurance that adequate additional financing will be available to the Company on terms that it deems acceptable, if at all. In order to continue operations, the Company is actively seeking to raise additional capital, including the possible sale of its interest in a partnership that owns the Company’s headquarters building. If the Company is unsuccessful in raising additional capital, by then, it may be required to cease operations.

Net cash used in operating activities decreased $887,000 in the first nine months of fiscal 2008 compared to the corresponding period in fiscal 2007. Cash used in operating activities was $15.6 million for the first nine months of fiscal 2008, which included a net loss of $15.3 million, decreased by non-cash charges for depreciation and amortization and by compensation expense related to the issuance of stock options. Inventories consumed $753,000 during the first nine months of fiscal 2008 largely due to increased production.

Cash provided by financing activities includes approximately $15.6 million in net proceeds raised during the first nine months of fiscal 2008 through sales of common stock and warrants.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

The Company has minimal foreign currency exchange risks, primarily associated with expenses for clinical trial, regulatory and sales and marketing activities outside of the United States and sales in South Africa. The Company sells Oxyglobin in Europe in U.S. dollars. The distributor bears the risk of foreign currency exchange fluctuation. The Company sells Hemopure in South Africa in local currency. Fluctuations in revenues in South Africa are largely offset by fluctuations in the Company’s local expenses. Dramatic fluctuations in exchange rates could result in either increases or decreases in unit sales, as the effective unit price to the distributor and the customer would vary. The Company invests its cash and cash equivalents in money market funds. These investments are subject to interest rate risk. However, due to the nature of our short-term investments, we believe that the interest rate risk exposure is not material.

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

July 31, 2008

Item 1.	Legal Proceedings

The information in Note 8 to the Condensed Consolidated Financial Statements is incorporated herein by reference.

Item 1A.	Risk Factors

Company Risks

We have a history of losses and expect future losses.

We have had annual losses from operations since our inception. In the fiscal years ended October 31, 2005, 2006 and 2007, we had losses from operations of $29.1 million, $26.9 million and $36.9 million, respectively. We had an accumulated deficit of $577.0 million as of July 31, 2008. We anticipate that we will continue to generate additional losses. Even if Hemopure were to be approved by the FDA or we obtain marketing authorization in another major market, we might not be able to achieve profitable operations.

We could fail to remain a going concern.

We expect that our current assets, proceeds from the sale of securities and product sales will fund operations through November 2008. In June 2008, we entered into an agreement with purchasers for a private placement of our common stock and warrants for up to $2.3 million, to be purchased in installments. Required additional funds may not be available to us, on terms that we deem acceptable, if they are available at all. Our former independent registered public accounting firm modified their report for our fiscal year ended October 31, 2007 with respect to our ability to continue as a going concern. We expect that our current independent registered public accounting firm will do likewise.

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

The inclusion of a going concern modification in our former independent registered public accounting firm’s audit opinion for fiscal 2007 may materially and adversely affect our stock price and our ability to raise new capital. If we fail to raise additional capital before the end of November 2008, we may be required to cease operations.

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

The development and regulatory processes for seeking and obtaining regulatory approval to market Hemopure have been and will continue to be costly. We will require substantial working capital to develop, manufacture and sell Hemopure and to finance our operations until such time, if ever, as we can generate positive cash flow. If Hemopure is approved for sale in the

U.S. or the European Union, we could need to increase our manufacturing capacity, for which we will require significant additional funding. If additional financing is not available when needed or is not available on acceptable terms, we may be unable to successfully develop or commercialize Hemopure or to continue to operate. A sustained period in which financing is not available could force us to go out of business. If the U.S. Navy does not continue its development of Hemopure for a trauma indication, we will likely cease development of Hemopure for that indication because of limited resources. Without sufficient capital to fund its operations and repay outstanding indebtedness, the Company will be unable to continue as a going concern. The accompanying financial statements do not include any adjustments that might result if such circumstances arise.

If we fail to obtain FDA approval to market Hemopure, we will be highly adversely affected.

We will not be able to market Hemopure in the U.S. unless and until we receive FDA approval. As a prerequisite to further clinical trials for Hemopure in the U.S., we must address ongoing FDA questions. We have been delayed, and could be further delayed, in responding to the FDA by outside contractors’ failure or inability to complete their tasks in a timely manner, our own staff limitations and by other unanticipated delays or difficulties and lack of resources. The FDA to date has found inadequate the responses of the U.S. Naval Medical Research Center (NMRC) to questions raised in connection with its proposal to conduct a trial of Hemopure in trauma patients in the out-of-hospital setting. If the FDA finds future responses made by us or the NMRC to be inadequate, we will be prevented indefinitely from pursuing the development of Hemopure in the U.S., a very large, key market.

Furthermore, even if we adequately address the FDA’s questions, we will need to obtain FDA acceptance of the protocols for, and to complete, human clinical trials before applying for authorization to market Hemopure in the United States. We cannot predict whether or when we will be able to commence a U.S. clinical trial of Hemopure or that we will be able to conduct or satisfactorily conclude additional clinical trials required to obtain U.S. marketing authorization.

In the case of the trauma indication, the NMRC has taken primary responsibility for designing, seeking FDA acceptance of and conducting a clinical trial of Hemopure for out-of-hospital treatment of trauma patients in hemorrhagic shock. In 2005, it proposed a two-stage Phase 2b/3 clinical trial called RESUS (Restore Effective SUrvival in Shock), which was placed on an FDA clinical hold. The FDA’s Blood Products Advisory Committee in December 2006 recommended that the trial be redesigned as a Phase 2 trial. The NMRC then submitted a Phase 2 protocol, which continues to be on clinical hold. Another version of RESUS, which would be conducted at military operations in the field, was also submitted and withdrawn pending further discussion and a pre-IND meeting with the FDA. The FDA may not approve either version of the trial. If the FDA ultimately permits a RESUS trial to proceed, the trial results may not lead to FDA marketing approval for the proposed trauma indication because of poor outcome or need for additional trials. Usually a Phase 2 trial is not adequate for market approval.

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

Data generated or analyzed by third-parties may create additional regulatory hurdles and could decrease demand for Hemopure.

In April 2008, the Journal of the American Medical Association published an article entitled Cell-Free Hemoglobin-Based Blood Substitutes and Risk of Myocardial Infarction and Death — A Meta-Analysis. The study’s authors reviewed information about five hemoglobin-based oxygen carriers, including Hemopure and two products no longer being developed. The study concluded that the use of hemoglobin-based blood substitutes is associated with a significantly increased risk of death and myocardial infarction. We disagree with the methods employed in the study, and we are aware that the lead author has a conflict of interest that was not disclosed along with the publication of the article. However, publication of analysis of our products, or products similar to our products, like this study, when negative, may undermine our efforts to obtain regulatory approvals for Hemopure and may adversely affect sales of Hemopure in jurisdictions in which it receives marketing approval. Furthermore, the results of such studies may lead government agencies, professional societies, insurers, or practice management groups to adopt guidelines or recommendations related to use of our products, recommended dosages of our products, or use of other therapies in lieu of our product. Such guidelines or recommendations may reduce the commercial prospects for Hemopure.

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

In addition, many factors could delay or result in termination of ongoing or future clinical trials. Results from ongoing or completed preclinical or clinical studies or analyses could raise concerns, real or perceived, over the safety or efficacy of an investigational pharmaceutical. We cannot assure investors that the FDA will not delay the development of Hemopure by further continuing its current hold or placing protocols for other clinical trials we sponsor or others may sponsor on hold in the future. A clinical trial may also be delayed by slow patient enrollment. There may be limited availability of patients who meet the criteria for certain clinical trials. Delays in planned patient enrollment can result in increased development costs and delays in regulatory approvals. Further, we rely on investigating physicians and the hospital trial sites to enroll patients. In addition, patients may experience adverse medical events or side effects resulting in delays, whether or not the events or the side effects relate to our product.

If we do not have the financial resources to fund trials required to develop Hemopure for multiple potential indications, our success will be adversely affected.

In general, we cannot sell Hemopure for any indication unless we receive regulatory approval for that indication. Regulatory authorities generally require a separate marketing authorization for each proposed indication for the use of a drug. In order to market Hemopure for more than one indication, we will have to design clinical trials for each indication, submit the trial designs to applicable regulatory authorities for review and complete those trials successfully. If any regulatory authority approves Hemopure for an indication, it may require a label cautioning against the product’s use for indications or classes of patients for which it has not been approved. We may not have funds available to try to exploit Hemopure for all of its potential indications. Our potential revenues will be impaired by limitations on the marketing of Hemopure.

If the Navy were to abandon its attempt to develop Hemopure for a trauma indication, it would have a serious adverse effect on our prospects.

Our current clinical development activities involve the pursuit of two indications: ischemia and trauma, and we are beginning to develop a possible anemia indication in patients with acute myelogenous leukemia. We are pursuing trauma in the U.S. because the NMRC has agreed to be responsible for virtually all aspects of an advanced trauma trial. The FDA has prevented the start of a proposed NMRC trial since June 2005. If the Navy were to decide not to continue to pursue this project, we would not have the benefit of this alliance and would be required to delay indefinitely work on a trauma indication. Additionally, if the NMRC were to decide not to continue to pursue the advanced trauma trial, the Company could be required to return the $1.2 million paid in advance for product which has not been delivered.

If we cannot retain the personnel we need or if we cannot hire or retain highly qualified people, our operations will suffer.

We may experience the loss of personnel, including executives and other employees, as a result of attrition and reductions in force to conserve cash. We have previously experienced such losses. We expect that in the future we will need to recruit and retain personnel for important positions. We may be unable to do so, in particular if we are unable to improve our financial position.

If we cannot generate adequate, profitable sales of Hemopure, we will not be successful.

To succeed, we must develop Hemopure commercially and sell adequate quantities of Hemopure at a profit. We may not accomplish either of these objectives. To date, we have focused our efforts on developing Hemopure. Uncertainty exists regarding the potential size of any geographic market for Hemopure and the price that we can charge for it. In addition to population, the size of the market will be affected by the indication(s) for which Hemopure is approved and will be greatly reduced if reimbursement for the cost of Hemopure is not available from health insurance companies or government programs.

If we cannot find appropriate marketing partners, we may not be able to market and distribute Hemopure effectively.

Our success will depend, in part, on our ability to market and distribute Hemopure effectively in major markets. We have no experience in the sale or marketing of medical products for humans in a major market. In the event that we obtain FDA or European marketing authorization for Hemopure, we may choose initially to market Hemopure using an independent distributor. Any such distributor:

•	might not be successful in marketing Hemopure;

•	might, at its discretion, limit the amount and timing of resources it devotes to marketing Hemopure; and/or

•	might terminate its agreement with us and abandon our products at any time whether or not permitted by the applicable agreement.

We may instead seek an alternative arrangement, such as an alliance with a pharmaceutical company, or may be required to recruit, train and retain a marketing staff and sales force of our own. We may not be successful in obtaining satisfactory distributorship agreements or establishing alternative arrangements.

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

•

whether medical care providers or the public accept the use of a bovine-derived protein as a therapeutic, particularly in light of public perceptions in the U.S., Europe and elsewhere about the risk of “mad cow disease” and the risks of hemoglobin based oxygen carriers as a class; and

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

We manufacture at a single location in Massachusetts with raw material sourcing and initial processing in Pennsylvania. Damage to either of these facilities due to fire, contamination, natural disaster, power loss or other events could cause us to cease manufacturing. For example, if our Massachusetts manufacturing facility were destroyed, it would take approximately two years or more to rebuild and qualify it. In the reconstruction period, we would not be able to manufacture product and thus would have no supply of Hemopure for research and development, clinical trials or sales after we used up all finished goods in our inventory. A new manufacturing facility would take longer to construct.

If Hemopure receives marketing authorization in a major market, we will be required to expand our manufacturing capacity to develop our business, which will require substantial third-party financing. Failure to increase our manufacturing capacity and to lower our manufacturing cost per unit may impair market acceptance of Hemopure and prevent us from achieving profitability.

If we are permitted to market Hemopure for indications with high demand in one or more markets, we will need to construct new manufacturing capacity. Any increase in our manufacturing capacity would be dependent upon our obtaining substantial financing from third parties. Third parties can be expected to be unwilling to commit to finance a new manufacturing facility so long as we do not have marketing authorization in a major market. We cannot assure that financing for new manufacturing capacity will be available when needed or, if available, will be on terms that are acceptable to us. After the required financing was in place, it would take at least 30 to 36 months from groundbreaking to build a large Hemopure manufacturing facility and to qualify and obtain facility approval from the FDA or European regulatory authorities.

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

Replacing our sole-source suppliers for key materials could result in unexpected delays and expenses.

We obtain some key materials, including filters and chemicals, and services from sole-source suppliers. All of these materials and services are commercially available elsewhere. If such materials were no longer available at a reasonable cost from our existing suppliers, we would need to purchase substitute materials from new suppliers. If we needed to locate a new supplier, the substitute or replacement materials or facilities would need to be tested for equivalency. Such equivalency tests could significantly delay product development, or delay or limit commercial sales of approved products and cause us to incur additional expense.

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

The biotechnology and pharmaceutical industries are highly competitive. There are a number of companies, universities and research organizations actively engaged in research and development of products that may be similar to, or alternatives to, Hemopure for trauma, ischemia or anemia indications. We are aware that one public company competitor, Northfield Laboratories Inc., has completed a pivotal trial of a hemoglobin-based oxygen carrier produced from human blood that has passed its expiration date for human transfusion, and has stated its intention to file a biologic license application in 2008. We are also aware that other companies are conducting preclinical studies and clinical trials of hemoglobin-based or perfluorocarbon oxygen carriers. The products being developed by these companies are intended for use in humans and as such could compete, if authorized for marketing by regulatory authorities, with Hemopure. We may also encounter competition in ischemia indications from medical devices and drugs on the market or currently under development.

Competition could diminish our ability to become profitable or affect our profitability in the future. Our existing and potential competitors:

•	are conducting clinical trials of their products;

•	have been or may be able to access substantially greater resources than we have and be better equipped to develop, manufacture and market their products;

•	may have their products authorized for marketing prior to Hemopure; and

•	may develop superior technologies or products rendering our technology and products non-competitive or obsolete.

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

The federal government and private insurers have considered ways to change, and have changed, the manner in which health care services are provided in the U.S. Potential approaches and changes in recent years include controls on health care spending and the creation of large purchasing groups. In the future, it is possible that the government may institute price controls and limits on Medicare and Medicaid spending. These controls and limits might affect the payments we collect from sales of our products. European governments generally control expenditures on medicines through price control and other restrictive practices. If we succeed in bringing Hemopure to market, uncertainties regarding future health care reform and private market practices would affect our ability to sell Hemopure in large quantities at profitable pricing in the U.S. and abroad.

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

We may be unable to meet the listing requirements of the Nasdaq Capital Market in the future. To maintain our listing, we are required, among other things, to maintain a daily closing bid price per share of $1.00. On December 14, 2007, we received notice from the Nasdaq Stock Market that the closing bid price of our Class A common stock had fallen below and remained below $1.00 for 30 consecutive business days. As a result, we are out of compliance with the $1.00 minimum bid price requirement for continued inclusion of our Class A common stock in the Nasdaq Capital Market. We were provided with 180 calendar days, or until June 11, 2008, to regain compliance with the minimum bid price requirement. On June 12, 2008, we received notice from Nasdaq that because we were not compliant with the minimum bid price requirement, but did meet all other listing criteria for the Nasdaq Capital Market, we have an additional 180 calendar days, or until December 8, 2008, to regain compliance with the minimum bid price requirement by having the bid price of our Class A common stock close at $1.00 per share or more for at least 10 consecutive business days. If we do not regain compliance with the minimum bid price requirement by December 8, 2008, or fail to meet any of the other listing criteria, Nasdaq will provide written notification that our Class A common stock will be delisted.

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

The trading price of our common stock has been and is likely to continue to be extremely volatile. During the period from November 1, 2004 to July 31, 2008, the trading price of our stock ranged from a low of $0.31 per share (on April 7, 2008) to a high of $23.10 per share (on January 4, 2005). Our stock price and trading volume could be subject to wide fluctuations in response to a variety of factors including, but not limited to, the following:

•	failure to identify and hire key personnel or the loss of key personnel;

•	an inability to obtain or the perception that we will be unable to obtain adequate financing to fund our operations;

•	FDA or U.K. action or delays in FDA or U.K. action on Hemopure or competitors’ products;

•	publicity regarding actual, perceived or potential medical issues relating to products under development by us or our competitors;

•	actual or potential preclinical or clinical trial results relating to products under development by us or our competitors;

•	delays in our testing and development schedules;

•	announcements of technological innovations or new products by our competitors;

•	developments or disputes concerning patents or proprietary rights;

•	regulatory developments in the U.S. and foreign countries;

•	economic and other factors, as well as period-to-period fluctuations in our financial results;

•	market conditions for pharmaceutical and biotechnology stocks; and

•	delisting from the Nasdaq Stock Market.

External factors may also adversely affect the market price for our common stock. The price and liquidity of our common stock may be significantly affected by the overall trading activity and market factors affecting small capitalization biotechnology stocks generally.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Included in the Company’s current report on Form 8-K filed on July 3, 2008

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

BIOPURE CORPORATION

Date: September 15, 2008	By:	/s/ Zafiris G. Zafirelis
Zafiris G. Zafirelis
President and Chief Executive Officer

EXHIBIT INDEX

Exhibits	Description	Location
3 (i)	Restated Certificate of Incorporation of Biopure, as amended	(1)

3 (ii)	By-laws of Biopure, as amended	(2)

4.1	Form of Selling Agent Warrants, dated April 23, 2002	(3)

4.2	Form of Underwriter Warrant, dated March 2003	(4)

4.3	Form of Investor Warrant, dated April 2003	(4)

4.4	Form of Underwriter Warrant, dated April 2003	(4)

4.5	Underwriter Warrant dated, April 16, 2003	(5)

4.6	Form of Investor Warrant, dated May 2, 2003	(4)

4.7	Form of Investor Warrant, dated May 6, 2003	(4)

4.8	Form of Investor Warrant, dated October 17, 2003	(5)

4.9	Form of Investor Warrant, dated February 19, 2004	(5)

4.10	Form of Investor Warrant, dated September 2004	(6)

4.11	Form of Underwriter Warrant, dated September 2004	(6)

4.12	Form of Investor Warrant, dated December 14, 2004	(7)

4.13	Form of Underwriter Warrant, dated December 14, 2004	(7)

4.14	Form of Underwriter Warrants, dated January 10, 2005	(8)

4.15	Form of Consultant Warrant, dated July 29, 2005	(5)

4.16	Form of Underwriter Warrant, dated December 2005	(9)

4.17	Amended Form of Investor Warrant, dated December 27, 2005	(10)

4.18	Amended Form of Underwriter Investor Warrant, dated December 27, 2005	(5)

4.19	Form of Investor Warrant, dated January 2006	(5)

4.20	Form of Underwriter Warrant, dated January 2006	(5)

4.21	Form of Underwriter Investor Warrant, dated January 17, 2006	(10)

4.22	Form of Investor Warrant, dated August 23, 2006	(11)

4.23	Form of Underwriter Warrant, dated August 23, 2006	(11)

4.24	Form of Underwriter Investor Warrant, dated August 23, 2006	(10)

4.25	Form of Investor Warrant, dated December 2006	(12)

4.26	Form of Underwriters’ Investor Warrant, dated December 13, 2006	(12)

4.27	Form of Underwriters’ Warrant, dated December 13, 2006	(12)

4.28	Form of Investor Warrant, dated November 6, 2007	(13)

4.29	Form of Underwriters’ Investor Warrant, dated November 6, 2007	(13)

4.30	Form of Underwriters’ Warrant, dated November 6, 2007	(13)

4.31	Form of Common Stock Warrant, dated June 30, 2008	(14)

31.1	Certification of Zafiris G. Zafirelis pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Zafiris G. Zafirelis pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Zafiris G. Zafirelis pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Zafiris G. Zafirelis pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed as an exhibit to the Company’s report on Form 8-K dated October 2, 2007 and incorporated herein by reference thereto.
(2)	Previously filed as an exhibit to the Company’s report on Form 8-K dated June 17, 2008 and incorporated herein by reference thereto.
(3)	Previously filed as an exhibit to the Company’s report on Form 8-K dated April 26, 2002 and incorporated herein by reference thereto.
(4)	Previously filed as an exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended April 30, 2003, filed June 16, 2003 and incorporated herein by reference thereto.
(5)	Previously filed as an exhibit to the Company’s report on Form 10-K for the year ended October 31, 2005, filed January 17, 2006 and incorporated herein by reference thereto.
(6)	Previously filed as an exhibit to the Company’s report on Form 8-K dated September 10, 2004 and incorporated herein by reference thereto.
(7)	Previously filed as an exhibit to the Company’s report on Form 8-K dated December 9, 2004 and incorporated herein by reference thereto.
(8)	Previously filed as an exhibit to the Company’s report on Form 8-K dated January 5, 2005 and incorporated herein by reference thereto.
(9)	Previously filed as an exhibit to the Company’s report on Form 8-K filed December 21, 2005 and incorporated herein by reference thereto.
(10)	Previously filed as an exhibit to the Company’s report on Form 10-Q for the quarter ended July 31, 2006, filed September 11, 2006 and incorporated herein by reference thereto.
(11)	Previously filed as an exhibit to the Company’s report on Form 8-K dated August 23, 2006 and incorporated herein by reference thereto.
(12)	Previously filed as an exhibit to the Company’s registration statement on Form S-1/A (File No. 333-138049) and incorporated herein by reference thereto.
(13)	Previously filed as an exhibit to the Company’s registration statement on Form S-1/A (File No. 333-146013) and incorporated herein by reference thereto.
(14)	Previously filed as an exhibit to the Company’s report on Form 8-K dated July 3, 2008 and incorporated herein by reference thereto.
.