Form 10-K
period 2008-10-31
BIOPURE CORP
filed 2009-02-13
CIK 815508

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Based on assumptions relating to the privately held non-voting Class B Common Stock, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on April 30, 2008 was $9,191,573

The number of shares outstanding of the registrant’s Class A Common Stock was 39,709,015 on January 16, 2009; the number of shares of the Class B Common Stock as of such date was 117.7.

DOCUMENTS INCORPORATED BY REFERENCE

Location in Form 10-K	Incorporated Document
Part III	Specifically identified portions of the registrant’s definitive proxy statement to be filed in connection with the registrant’s 2009 Annual Meeting are incorporated into Part III of this report

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This annual report includes forward-looking statements. These forward-looking statements include, without limitation, statements about the viability of the Company, the prospects for further clinical development of its products, other expected activities, and finding cash resources. Forward-looking statements include those that imply that the Company will be able to manage its expenses effectively and raise the funds needed to continue its business, that the Company will be able to stabilize and enhance its financial position, that the Company will be able to commercially develop Hemopure®, that in pursuing anemia, cardiovascular and trauma indications the Company will be able to address safety and efficacy questions of regulatory agencies, that the U.S. Naval Medical Research Center may conduct a clinical trial in trauma patients, that anticipated milestones will be met in the expected timetable or at all, that any preclinical or clinical trials will be successful, that Hemopure, if it receives regulatory approval, will attain market acceptance and be manufactured and sold in amounts necessary to attain profitability and that the Company will be able to successfully increase its manufacturing capacity for Hemopure if it receives regulatory approval. Forward-looking statements are usually accompanied by words such as “believe,” “anticipate,” “plan,” “seek,” “expect,” “intend” and similar expressions. The forward-looking information is based on various factors and was derived using numerous assumptions and judgments.

Actual results may differ materially from those set forth in the forward-looking statements due to risks and uncertainties that exist in the Company’s operations and business environment. These risks include the factors identified under “Risk Factors” in this report. All forward-looking statements included or incorporated by reference in this report are based on information available to the Company on the date such statements were made. In light of the substantial risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this report should not be regarded as representations by the Company that its objectives or plans will be achieved. The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any additional disclosures the Company makes in its reports filed with the SEC on Forms 10-Q, 8-K and 10-K.

ABSENCE OF GOVERNMENT ENDORSEMENT

The content of this document does not necessarily reflect the position or the policy of the U.S. Government or the Department of Defense, and no official endorsement should be inferred.

PART I

Item 1.	Business

Developments

Biopure Corporation develops pharmaceuticals, called oxygen therapeutics, that are intravenously administered to deliver oxygen to the body’s tissues. The Company was founded in 1984, and is headquartered and owns a manufacturing facility in Cambridge, Massachusetts. In 2008 for financial reasons, the Company effected reductions in force and shut down its manufacturing facility in Cambridge and its processing facility in Pennsylvania. By November 2008, nearly all of its employees were laid off. The Company has continued limited operations since then and reemployed some personnel for specific activities. It is also seeking funding to continue in business.

Hemopure [hemoglobin glutamer — 250 (bovine)], HBOC-201, the Company’s product for human use, is approved for sale in South Africa for the treatment of surgical patients who are acutely anemic. Current clinical development efforts for Hemopure are focused on supporting the U.S. Navy’s government-funded efforts to develop an out-of-hospital trauma indication.

The Company’s veterinary product Oxyglobin® [hemoglobin glutamer — 200 (bovine)], HBOC-301, the only oxygen therapeutic approved by the U.S. Food and Drug Administration (FDA) and the European Commission, is indicated for the treatment of anemia in dogs. Approximately 214,000 units of Oxyglobin have been sold.

Regulatory and Clinical Recent Developments

U.S.Navy. Under a research agreement with Biopure, the U.S. Naval Medical Research Center (“NMRC” or the “Navy”) assumed primary responsibility, subject to funding, for designing, seeking FDA acceptance of and directing a trial for Hemopure’s prehospital use in trauma patients with hemorrhagic shock. Congress has appropriated $22.5 million for research on Hemopure. In addition, the NMRC has received funding of approximately $3.4 million for development using Hemopure as a platform for the first multifunction blood substitute for trauma patients. This funding is to address an indication for traumatic brain injury, as part of a program of the Office of Congressionally Directed Medical Research Programs.

During 2008, the FDA maintained its clinical hold, first imposed in 2005, on a proposed clinical trial to be conducted by the NMRC, as contemplated by the research agreement. This proposed trial, called Restore Effective Survival in Shock (RESUS), would involve using Hemopure when blood transfusion is not available, before a trauma patient reaches a hospital or other treatment center where red blood is available. The Navy also submitted in 2008 a protocol for a proposed RESUS trial it calls Operation Restore Effective Survival in Shock (Op RESUS). Op RESUS is a proposal to use Hemopure in operations casualties. The proposal would require prospective informed consent. The FDA placed this trial on clinical hold in December 2008. The Company expects the Navy to file a revised RESUS protocol, but the FDA has stated that it cannot now approve IND protocols with agents that may raise blood pressure in acute hemorrhagic shock, so it is expected that this protocol will also remain on clinical hold. The Navy has also expressed an interest in beginning clinical development with a modified form of Hemopure to address vasoactivity, which refers to constriction or dilation of blood vessels, a concern of the FDA. The Navy continues to conduct preclinical studies with Hemopure.

Company. Since 2004, the Company has conducted clinical trials only in Europe and South Africa. Those trials targeted ischemic conditions and trauma. The Company stopped all of its then ongoing clinical trials in 2008 because of slow enrollment and for cost containment. It is now preparing a report on its terminated clinical trial in trauma patients, a trial that was conducted in South Africa.

In July 2008, the Company and the FDA met and the Company identified a patient population the FDA might consider appropriate to resume clinical trials of Hemopure. Consequently, in December 2008 the Company filed an investigational new drug (“IND”) application to study the use of Hemopure to treat life- threatening anemia secondary to induction chemotherapy in patients with acute myeloid leukemia (“AML”) who refuse red blood cell transfusion. The FDA advised the Company by telephone in January 2009 that this proposed trial is also on clinical hold.

Adverse Publicity and South Africa. In late April 2008, the Journal of the American Medical Association (“JAMA”) published a so-called meta-analysis of hemoglobin based oxygen carriers. The analysis included summary data from Hemopure trials as well as publicly available data from the trials of four other products, including abandoned investigational products. The Company believes the article to be greatly flawed, and published on its website some of its criticisms of the methodology and conclusions in the article, but neither the Company’s efforts, objections of other manufacturers in the industry nor published letters to JAMA by knowledgeable doctors reversed the adverse perception created by the article. Further, some of the article’s authors sent letters to regulatory bodies and doctors in the countries where the Company was conducting clinical trials and in South Africa, where Hemopure has marketing approval, recommending that Hemopure clinical trials be stopped and that Hemopure’s registration in South Africa be revoked. Subsequently the South African Department of Health Regulatory body, the Medicines Control Council (“MCC”) of South Africa, advised the Company of its decision to discontinue the registration of Hemopure. The Company is appealing that decision.

Sales of Hemopure in South Africa were increasing before the publication of the article. Sales of the product can continue during the appeal, which is expected to last into late 2009, but the Company’s South Africa sales personnel were terminated in November 2008. We continue to fill orders in South Africa. Prior to the notice stating the MCC’s decision, the Company had done all required reporting on Hemopure’s usage since its approval for marketing in South Africa in 2001.

Oxyglobin

In May 2008, the Company entered into an agreement with Dechra Veterinary Products as exclusive U.S. distributor for Oxyglobin solution, the Company’s veterinary oxygen therapeutic. Dechra is a division of Dechra Pharmaceuticals, PLC, an animal healthcare marketing company headquartered in England. A UK affiliate of Dechra markets Oxyglobin in Europe. In January 2009, the Company sold its entire existing Oxyglobin inventory to its distributors. Consequently, Oxyglobin sales revenues will cease until the Company can resume production of product and Dechra places additional orders.

Research

During 2008, the Company produced and the Navy bought both Hemopure and modified versions of Hemopure for preclinical testing. Biopure formulated and manufactured the modified versions of Hemopure to test hypotheses concerning changes in formulation in relation to physiological effects. Preclinical testing is ongoing under grants from the Navy and at Navy facilities. The Company does not anticipate that these modifications will supplant Hemopure but expects the Navy to seek FDA clearance to begin clinical testing of Hemopure with the use of a concomitant drug, a trial designed to address vasoactivity. Product sales to the Navy were $257,000 in fiscal 2008. In December 2008 additional investigational product was manufactured by the Company for the Navy.

Ischemia

The Company is currently not pursuing its ischemia clinical trial program, which was ongoing in Europe and South Africa between 2004 and 2008. The closed trials in ischemia and their final enrollment are described below.

•

Cardiopulmonary Bypass Surgery. In 2006, patient enrollment began in a Phase 2 clinical trial designed as a non-randomized, multi-center, prospective registry of patients undergoing multi-vessel coronary artery bypass graft (CABG) surgery. The objective of this trial was to assess the safety and feasibility of Hemopure in reducing heart damage, as measured by cardiac enzyme elevation, and enhancing tissue preservation during CABG surgery. Secondary endpoints included measurements of major adverse cardiac events, kidney function, transfusion requirements, cognitive impairment and length of hospital stay. The trial design prescribed a total of 60 patients who received either standard-of-care treatment or Hemopure containing approximately 60 grams of hemoglobin prior to CABG surgery. The trial was terminated in 2008 after enrollment of 56 patients.

•

Wound Healing. In 2006, patient enrollment also began in a Phase 2 clinical trial to assess the safety and feasibility of Hemopure in increasing the incidence of complete wound healing and reducing the incidence of subsequent amputations in patients with severe peripheral vascular disease who are undergoing limb amputation below or through the knee joint. The rationale for this pilot trial was that the product might promote wound healing by transporting oxygen through partially blocked arteries to oxygen-deprived tissues. Patient enrollment ended in this trial at the end of 2007 after enrolling 16 of the proposed 60 patients. It was concluded that slow enrollment in the trial was due in part to different clinical practices across institutions, which also make it a problematic indication for widespread use.

•

Cardiac Procedures — Percutaneous Coronary Intervention (PCI). The first pilot ischemia trial was designed to assess the product’s safety in patients with single-vessel coronary artery disease who were undergoing angioplasty and stenting procedures, or PCI. This Phase 2 trial, which was completed in 2005, enrolled a total of 45 evaluable patients at five hospitals in Germany, Belgium and The Netherlands.

A second PCI trial, a study in patients with multi-vessel coronary artery disease who are undergoing PCI, was designed to capture additional safety and preliminary efficacy data to support subsequent trials in patients experiencing a heart attack. The hypothesis the trial was intended to test is that Hemopure may improve oxygenation and heart function during times of coronary artery blockage.

In the trial, patients undergoing intra-coronary (IC) balloon angioplasty in the catheterization laboratory were administered Hemopure. A key objective was to study whether IC delivery of Hemopure lessens ischemia as measured by standard electrocardiographic and cardiac function tests. Endpoints included various measures of hemodynamics and safety.

This trial enrolled five of an intended eight patients, all at the Erasmus Medical Center in Rotterdam, The Netherlands. The investigator stopped enrollment at the end of 2007, after concluding that the results from five patients were sufficient to show a trend toward proving the principle being tested. See “Scientific Publications,” where the publication of the results of this trial is described.

Trauma

Proposal before FDA. As described above, the Company is working with the NMRC to develop Hemopure for use in trauma patients in out-of-hospital settings (for example, at accident scenes, in ambulances or on the battlefield). In June 2005, the NMRC submitted an IND application to the FDA for a clinical trial called RESUS. The application, which has been amended repeatedly but kept on clinical hold by the FDA since July 2005, proposes a government-funded, NMRC-sponsored clinical trial to assess the safety and efficacy of out-of-hospital administration of Hemopure in reducing morbidity and mortality in severely injured patients experiencing hemorrhagic shock (acute blood loss).

In December 2006, NMRC and the Company presented at a meeting of the FDA’s Blood Products Advisory Committee (BPAC) regarding RESUS. At the meeting, the BPAC, by a vote of 11 to 8, with one abstention, recommended against proceeding with the trial as proposed. However, in view of the product’s potential benefit in this patient population, committee members suggested, among other things, that RESUS be modified as a smaller, pre-hospital Phase 2 trial designed to provide safety and efficacy data in a few hundred patients. The Navy revised the protocol accordingly, but the FDA has maintained its clinical hold.

The filing of and clinical hold on Op RESUS are described under “Business Developments.” In order for RESUS or Op RESUS to proceed, the FDA must lift the clinical hold, and the Department of Defense and the internal review boards of participating hospitals in the communities where the study would take place must provide final authorization in the case of RESUS only.

In Hospital Trauma Trial. At the Johannesburg Hospital Trauma Unit in South Africa, the Company conducted a Company-sponsored, 50-patient Phase 2 safety trial of Hemopure, in the hospital setting, for emergency treatment of unstable trauma patients who have significant blood loss and low blood pressure. In early fiscal 2007, an independent data safety and monitoring board (DSMB) reviewed the blinded data from the first 21 patients in this trial and recommended that the trial continue without modification. The role of the DSMB is to evaluate data from the ongoing trial to determine whether there are safety issues that would warrant modification of the protocol or early termination of the study. The term “blinded” means that, as the DSMB reviewed the study data for both groups of patients, those who received Hemopure and those in the control group who did not receive Hemopure, it did not know which group received Hemopure. Blinding is used to reduce potential bias that can occur when the identity of the treatments is known. These patient data were also provided to the NMRC for submission to the FDA. Enrollment in this trial was slow and intermittent. In 2008 enrollment was stopped, with 32 of 50 planned patients enrolled.

Anemia

As described above, the Company recently submitted an application with the FDA to develop Hemopure to treat anemia in patients with acute myolegenous leukemia who will not accept red blood cell transfusion. The Company hoped, based on conversations with the FDA, that the risk benefit profile of this treatment would be accepted by the FDA as warranting the clinical trial proposed. Nevertheless, the FDA has placed this trial on clinical hold as well.

In July 2006, the Company submitted a marketing authorization application (MAA) to the United Kingdom’s Medicines and Healthcare products Regulatory Agency (MHRA). The application sought authorization to market Hemopure in the U.K. for the treatment of acutely anemic adult orthopedic surgery patients less than 80 years of age. In December 2006, the Company received a provisional opinion letter from the United Kingdom Commission on Human Medicines containing comments and questions based on the MHRA’s review of our MAA. The Company met with the MHRA during 2007 and responded in full to its letter in early November 2007, requesting market authorization for the treatment of acutely anemic adult orthopedic surgery patients under 80 years of age when blood is not readily available or not an option. The MHRA responded to this submission in April 2008. The Company met with the MHRA in May 2008 to clarify manufacturing and quality issues raised in the response and intended to meet again concerning clinical issues. The second meeting was postponed indefinitely to concentrate on other, higher priority matters.

The Company’s application in the U.K. is its first marketing application for Hemopure in Europe. Like the biological licensing application (BLA) submitted to the FDA in 2002, the MAA contains preclinical and clinical study reports and an integrated database of all of the Company’s completed clinical trials of Hemopure, including data for approximately 1,500 total subjects, of which more than 800 were administered Hemopure. The MAA also contains information not in the BLA, including new, post hoc analyses of existing data from a 688-patient Phase 3 orthopedic surgery trial conducted in the U.S., South Africa, Europe and Canada and a description of the post-approval clinical experience with Hemopure in South Africa.

South Africa

Marketing. In 2007, the Company began direct sales and marketing of Hemopure in South Africa, following the resignation, for financial reasons, of a marketing agent engaged by the Company. Until November 2008, the Company maintained a small staff in South Africa for training, marketing and complying with local regulations. Hemopure was in use in some government hospitals and many private hospitals. Its use and sales were increasing in the first half of fiscal 2008. Both the JAMA article and the curtailment of operations in South Africa for financial reasons resulted in a drop in sales in South Africa. The Company has retained only the personnel required to maintain its registration and work on the appeal to the MCC described above. The Company continues to fill orders, though it is not actively marketing, and believes the information gained about how doctors in South Africa understand and use the product should help in planning for larger markets and other potential indications.

Regulatory. The MCC decision to discontinue the registration of Hemopure and our appeal are described above under Developments — Regulatory and Clinical Recent Developments.

Compassionate Use

Hemopure was administered to 24 patients between January 2007 and April 2008 on a “compassionate use” basis, for the treatment of life-threatening anemia when red blood cell transfusion was not an option. The FDA granted an emergency IND for each of these cases and for a number of additional cases where the product was not administered. The Company is not currently supplying product for compassionate use.

Scientific Publications

Scientific publications during 2008 include:

The results from the Company’s Phase 3 trial in orthopedic surgery patients, a pivotal trial that included 688 patients, were published in the June 2008 issue of the Journal of Trauma in an article entitled “HBOC-201 as an alternative to blood transfusion: efficacy and safety evaluation in a multicenter phase III trial in elective orthopedic surgery” The paper’s authors concluded that Hemopure eliminated the need for transfusion in the majority of patients. They also concluded that patients less than 80 years of age with moderate clinical need for additional oxygen carrying capacity may safely avoid transfusion when treated with up to 10 units of Hemopure. Further, they concluded that the “intent-to-treat” analysis was unfavorable and was isolated to patients that could not be managed by Hemopure alone, i.e., patients who were switched from Hemopure to treatment with packed red blood cells.

The journal Expert Opinion Biological Therapeutics published a Drug Evaluation focused on HBOC-201, authored by Jonathan S. Jahr, M.D, et al, of the David Geffen School of Medicine at UCLA, Department of Anesthesia. The article, appearing in the September 2008 issue of the journal, is entitled, “HBOC-201, hemoglobin glutamer-250 (bovine), Hemopure (Biopure Corporation).” Dr. Jahr was a principal investigator in the Company’s pivotal trial in orthopedic surgery patients.

A report entitled “Hemodynamic Effects, Safety, and Tolerability of Hemoglobin-Based Oxygen Carrier-201 in Patients Undergoing PCI for CAD,” was published in the first quarterly issue, dated March 20, 2008, of EuroIntervention Journal (EIJ), the official journal of the European Association of Interventional Cardiology. EIJ is a peer-reviewed journal of interventional cardiovascular medicine and is the official publication of EuroPCR and the European Association of Percutaneous Cardiovascular Interventions (EAPCI). The article reports on the Company’s first pilot ischemia clinical trial in patients with coronary artery disease undergoing angioplasty and stenting procedures, or percutaneous coronary intervention (PCI). This trial was carried out at five hospitals in Germany, Belgium and The Netherlands.

Non-Compliance with Nasdaq Listing Requirements

On December 14, 2007, the Company received notice from the Nasdaq Stock Market that the closing bid price for its class A common stock had fallen and remained below $1.00 for 30 consecutive business days. Since then, the Company has been out of compliance with Nasdaq’s $1.00 minimum bid price requirement for continued listing set forth in Marketplace Rule 4310(c)(4).

In accordance with Marketplace Rule 4310 (c)(8)(D), the Company then had until June 11, 2008, to regain compliance by having the bid price of its common stock close at $1.00 per share or more for at least 10 consecutive business days. Because the Company met the criteria for initial listing other than the minimum bid price requirement, it was given 180 additional days after June 11, 2008, to meet all requirements. However, before the additional period expired, Nasdaq suspended enforcement of the minimum bid price requirement because of turmoil in the market place. Nasdaq subsequently extended the suspension. Now it is estimated that the Company will have until June 15, 2009 to regain compliance. If the Company does not demonstrate compliance within the compliance period, it expects Nasdaq to provide written notification that its common stock will be delisted.

The Company

Biopure was incorporated in Delaware in 1984. It maintains a website at the following Internet address: www.biopure.com. Through a link to a third-party content provider, this corporate website provides free access to its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after electronic filing with the Securities and Exchange Commission (SEC). No portion of that website is incorporated into, or part of, this document.

Biopure, Hemopure, and Oxyglobin and Oxygen Bridge are registered trademarks of Biopure.

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

•

inadequate perfusion — conditions such as cardiopulmonary failure. The heart’s inability to pump sufficient quantities of blood to meet the oxygen needs of the tissues or the failure of the lungs to oxygenate blood adequately can cause tissue damage.

A red blood cell transfusion is the standard therapy for anemia resulting from blood loss. Sources of red blood cells for transfusions include stored supplies of donated blood or of the recipient’s own pre-donated blood. Healthcare professionals may also use medications that stimulate red blood cell production if anemia is anticipated (for example, in the case of planned surgery).

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

Biopure’s Oxygenation Technology

The Company has two oxygen therapeutic products, Hemopure for human use and Oxyglobin for veterinary use, which are similar except for their molecular size. Our products, which are administered intravenously, are defined as therapeutics because they are expected to provide help, or therapy, to oxygen-deprived tissues by transporting oxygen to those tissues. These products consist of hemoglobin that has been taken out of the red blood cells of cattle and then purified, chemically cross-linked for stability and formulated in a balanced salt solution similar to Ringer’s lactate. The resulting hemoglobin solutions do not contain any cells.

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

Hemopure is stable without refrigeration for 36 months (2 degrees to 30 degrees centigrade) and for 18 months at elevated temperature (40 degrees centigrade), and is compatible with all blood types. These properties permit the product to be stocked well in advance of anticipated use. Consequently, when blood is not available, Hemopure could be used to provide temporary oxygen-carrying support to a patient until the needed type and quantity of red blood cells arrive, until the patient can be transported to a hospital or until a patient’s body replenishes its own red blood cells. Also, as described above, the product’s small molecular size permits it to oxygenate through the plasma and thereby act as a potential therapeutic in ischemic conditions, where red blood cell transfusions are generally not indicated. These factors have contributed to the Company’s focus on cardiovascular ischemia in the recent past and out-of-hospital trauma. Until mid 2004, most of its efforts had focused on developing Hemopure for use as an alternative to red blood cell transfusions in surgical patients.

Hemopure has certain disadvantages when compared to red blood cells. Transfused red blood cells have a longer duration of action and can persist in the body for an estimated 60 to 90 days. Hemopure has an average half-life of 19 hours and, depending on the degree of the patient’s anemia, may require repeat administration. In addition, it is anticipated that Hemopure will be more expensive than transfused red blood cells when compared on a unit-to-unit basis. Furthermore, the maximum dose (10 units) of Hemopure studied in clinical trials to date may provide temporary oxygen-carrying support, or an Oxygen Bridge™, but may not meet the long-term needs required to completely avoid red blood cell transfusions in patients experiencing massive blood loss. Hemopure also results in blood pressure increases, which are usually moderate and transitory and respond to medication.

Biopure’s Products

The Company’s two products, Hemopure and Oxyglobin, are oxygen-carrying biological drugs called “oxygen therapeutics.”

In 2001, South Africa’s Medicines Control Council granted marketing approval for Hemopure for the treatment of adult surgical patients who are acutely anemic and for the purpose of eliminating, delaying or reducing the need for red blood cell transfusions in these patients. Since this approval, approximately 500 patients in South Africa have received Hemopure. In 2006 the Company realized its first sale. In 2007 the Company began to market the product directly and was seeing gradual adoption of the product in the market and increased sales until May 2008, when publicity from the JAMA article described above adversely affected the trend.

There have been 27 clinical trials conducted to evaluate the use of Hemopure. Of these, 22 were completed through submission of a final study report. The remaining five trials are in varying stages of the data cleaning and closeout process, and final study reports are not prepared. The Company has no ongoing trials. The U.S. Navy continues to conduct preclinical studies with Hemopure. See “Developments — Regulatory and Clinical Recent Developments” above. Research and development expenditures during the fiscal years 2008 and 2007 were $4.9 million and $7.0 million, respectively.

Oxyglobin, the veterinary product, is approved for sale in both the United States and the European Union for the treatment of anemia in dogs, regardless of the cause of the anemia. Oxyglobin is marketed and sold to veterinary hospitals, and commercial sales of Oxyglobin have resulted in thousands of administrations in animals.

Hemopure and Oxyglobin have been tested in over 200 animal studies.

Hemopure

The Company believes Hemopure can be developed for several indications. In addition to the product’s surgical anemia indication in South Africa described above, it believes that preclinical animal studies and observations from its human clinical trials and use in South Africa support clinical investigation of potential ischemia and trauma as well as other anemia applications.

Trauma

The Company believes that the product’s multi-year room temperature stability, universal compatibility and other properties could allow it to be stockpiled, positioned abroad, and carried or stored in remote locations. These attributes may make it well suited for use on the battlefield, in ambulances, and in the Strategic National Stockpile, which is a store of medicines kept by the U.S. Center for Disease Control in case of public health emergency. The status of the proposed RESUS trial is described above under “Developments — Trauma.” 1

To date, the U.S. Congress has appropriated $22.5 million to the Department of Defense ($16 million to the Navy, $6.5 million to the Army) for the development of Hemopure in potential civilian and military trauma applications.2 Of this amount, approximately $1.6 million was reverted due to delays in initiating the RESUS clinical trial. The funding is being used for the Navy’s proposed RESUS clinical trial and has supported preclinical studies of the product in animal models of hemorrhagic shock (acute blood loss), including those that mimic military trauma scenarios. In 2008 the Navy received further funding of approximately $3.4 million for the development of Hemopure. The funds were granted through the Department of Defense for a project entitled “A Multifunctional Blood Substitute for Field Resuscitation of Polytrauma Combat Casualties with Brain Injury and Concomitant Hemorrhagic Shock.”

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

Anemia: Surgery, Other

Hemopure, if approved, could serve as an alternative to red blood cell transfusions by providing a temporary Oxygen Bridge™ until red blood cells become available or are produced by the body. The Company does not expect Hemopure to eliminate the need for red blood cell transfusions in all situations. However, the oxygen-carrying properties and storage advantage of Hemopure, described above under “Biopure’s Oxygenation Technology,” may make it a good alternative when blood is not available.

(1)	Completion of the proposed RESUS clinical trial of Hemopure in trauma is contingent upon further funding.
(2)	$5,102,306 is from Grant DAMD17-02-1-0697. The U.S. Army Medical Research Acquisition Activity, 820 Chandler Street, Fort Detrick, MD 21702-5014, is the awarding and administering acquisition office.

The following chart summarizes the red-blood-cell-controlled Phase 2 and Phase 3 clinical trials of Hemopure that have been completed.

Type of Surgery	Development Status	Dosing: Grams Hemoglobin (Units Hemopure)	No. of Total Patients/No. of Patients Treated with Hemopure	% of Patients Treated with Hemopure that Avoided Red Blood Cell Transfusion
Elective orthopedic surgery	Phase 3 trial completed in U.S., Canada, Europe and South Africa	Up to 300 grams (10 units) over 6 days before, during or after surgery	688/350	59%
Non-cardiac elective surgery	Phase 3 trial completed in Europe and South Africa, the basis for filing in South Africa in July 1999	Up to 210 grams (7 units) over 6 days before, during or after surgery	160/83	43%
Post cardiopulmonary bypass surgery	Phase 2 trial completed in the U.S.; supportive trial for the South African July 1999 filing	Up to 120 grams (4 units) over 3 days post-surgery	98/50	34%
Aortic aneurysm reconstruction surgery	Phase 2 trial completed in the U.S. and Europe; supportive trial for the South African July 1999 filing	Up to 150 grams (5 units) over 4 days; first dose administered during or after surgery	72/48	27%

Safety Summary. In 21 clinical trials completed prior to filing the orthopedic surgery BLA, 797 patients received Hemopure and 661 control group patients received donated (also referred to as “allogenic”) red blood cells and/or colloidal or crystalloid fluids. Some patients in the Hemopure-treated group also received allogenic red blood cells and/or other fluids as specified in the trial design.

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

Additional Anemia Research

The Company has also decided to draw on the body of research it has amassed in preclinical and clinical studies involving anemia in surgery patients to develop new indications. Thus, the Company proposed to the FDA a possible trial to treat acute anemia caused by chemotherapy administered to patients with acute myelogenous leukemia. The FDA has imposed a clinical hold on this proposal.

Oxyglobin

The Company’s veterinary product, Oxyglobin, is similar to Hemopure except for its molecular size. The FDA Center for Veterinary Medicine approved Oxyglobin in 1998 and the European Commission approved it in 1999, in both cases for the treatment of canine anemia, regardless of the cause of the anemia. Anemia in dogs often results from blood loss, disease or ineffective red blood cell production. Oxyglobin sales were $2.6 million in fiscal 2008 and $2.1 million in fiscal 2007.

There were no backorders for Oxyglobin at October 31, 2008, or the two previous fiscal year ends.

Manufacturing

The Company uses proprietary and patented purification and polymerization processes in the manufacture of our oxygen therapeutic products. The scientific and engineering team has designed and managed the construction of our large-scale process specific equipment and our commercial scale manufacturing facilities. In addition, this team developed the proprietary computer program that operates and monitors most aspects of this process. Both Hemopure and Oxyglobin were first produced in 1991.

Raw Material Source

The products consist of bovine hemoglobin that has been purified, chemically modified and cross-linked for stability. Controlled herds of U.S. cattle raised for beef provide the raw material, bovine hemoglobin, used in the products. Cattle must meet the requirements of a herd management program put in place by the Company to assure the origin, health, feed and quality of the cattle to be used as a raw material source. Suppliers are contracted to maintain traceable records on animal origin, health, feed and care as part of the Company’s effort to assure the use of controlled, healthy animals.

Raw Material Collection and Safety

Bovine whole blood is collected into individual pre-sanitized containers, and then transported to a separation facility. Prior to collection, the animals undergo live inspection. Then, following blood collection, the animal carcass undergoes U.S. Department of Agriculture (USDA) inspection for use as beef for human consumption. If an animal carcass is retained for further inspection for final disposition by the USDA veterinarian, the corresponding container of whole blood is rejected.

The process has been validated, in accordance with regulatory agency guidelines, to remove potential pathogens in the raw material. Validation requires repeated testing to document that the process consistently meets performance requirements. Pathogens include bacteria, viruses such as those leading to hepatitis and AIDS, and the transmissible spongiform encephalopathy (TSE) agents that cause rare neurological disorders such as “mad cow disease” and its human equivalent. Health and regulatory authorities have given guidance directed at three factors to control these diseases: source of animals, nature of tissue used and manufacturing process. The Company complies with, and believes it exceeds, all current guidelines regarding such risks for human pharmaceutical products. In addition, the European Directorate for the Quality of Medicines (EDQM) granted a “Certification of Suitability of Monographs of the European Pharmacopoeia” for our veterinary product, Oxyglobin, in 2001 and for Hemopure in fiscal 2003. In August 2005, the European Directorate issued updated certificates for both products. This certification is required for all human and veterinary medicinal products that are manufactured from ruminant materials and marketed in the European Union, and it represents the Council of Europe’s official acknowledgment of the acceptability of Oxyglobin and Hemopure with regard to TSE agents.

Manufacturing Processes

Manufacture of Hemopure and Oxyglobin occurs in four major steps: 1) hemoglobin separation, 2) hemoglobin purification, 3) polymerization/size selection, and 4) sterile filling into bags. Bovine blood that has been collected is processed to first remove plasma and then remove the hemoglobin protein from red blood cells. The hemoglobin is then purified of other red cell proteins by anion exchange chromatography. The purified hemoglobin is then stabilized by the addition of a cross-linking agent to form hemoglobin polymers. For Hemopure there is an additional filtering step to remove the smaller hemoglobin molecules. For both Hemopure and Oxyglobin, the polymers are then placed in a solution suitable for infusion. The product is then filled through sterilizing filters into sterile product bags.

Marketing

Hemopure

The Company plans to market Hemopure to hospitals and pre-hospital environments where needed and permitted. It also recognizes that it is crucial to establish a core understanding among opinion leaders that Hemopure fills an important medical need and that systematic development of opinion leader support is necessary.

If Hemopure is approved for marketing in a jurisdiction outside South Africa, the Company expects to explore various means of selling.

Oxyglobin

Oxyglobin is sold through distributors in the United States and Europe. Currently, Oxyglobin is not being produced but the Company believes that the distributors have adequate inventory for sales in the 2009 calendar year.

Competition

Hemopure is expected to compete with traditional therapies and with other oxygen delivery pharmaceuticals. Comparisons with traditional therapies, including red blood cell transfusions, are described under “Business — Scientific Overview,” “ — Biopure’s Oxygenation Technology” and “ — Biopure’s Products.” In addition, cost may be a competitive factor in traditional therapies.

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

The Company expects the competitive factors for its oxygen therapeutics to be efficacy, safety, ease of use and cost. It believes that it has significant advantages as compared to its competitors’ pharmaceuticals, including:

•	patents covering the processes, products and their uses;

•	long-term room and elevated temperature stability;

•	a manufacturing facility; and

•	FDA and European Commission approvals of Oxyglobin and the facilities that produce it, and usage of the product by veterinarians.

Some of the Company’s competitors and potential competitors have greater financial and other resources to develop, manufacture and market their products. Publicly traded Northfield Laboratories Inc. and privately held Sangart Inc. use hemoglobin extracted from human red blood cells as the raw material for their respective products. Northfield has completed a pivotal, U.S. Phase 3 trial in trauma patients, and has filed a BLA. Sangart reports that it has completed a Phase III study in elective orthopedic patients to determine whether Hemospan can reduce hypotension.

The Company is aware generally that other companies are researching the use of hemoglobin as a therapeutic, including programs in China and Japan.

The Company believes that the use of bovine red blood cells is an advantage over products made from outdated donated human red blood cells because of the availability, abundance, ability to control source, cost and relative safety of bovine red blood cells. However, the use of cattle derived blood products may encounter resistance from physicians and patients. Among other things, public perceptions about the risk of “mad cow disease” may affect market acceptance of Hemopure. The Company is aware of another company that reports that it is developing a blood substitute product from bovine blood. Some competitors may find it difficult to make or offer a hemoglobin-based oxygen carrier product having the product characteristics of Hemopure without infringing on one or more of the Company’s patents.

The Company knows of no companies developing oxygen therapeutic products intended to compete with Oxyglobin in the veterinary market. Oxyglobin may compete with donated blood, however.

Intellectual Property

Patents, trademarks, trade secrets, technological know-how and other proprietary rights are important to the business. The Company actively seeks patent protection both in the United States and abroad. The Company filed its initial patent in 1986 in the United States. Five U.S. patents have been issued from this filing. The patents primarily describe and claim ultra-pure semi-synthetic blood substitutes and methods for their preparation.

Research and Development Expenses

In the two most recent fiscal years, $4,971,000 in fiscal 2008 and $6,972,000 in fiscal 2007 were spent on research and development, of which $257,000 and $281,000, respectively, were funded by the U.S. Government in the form of investigational product purchases. The total research and development expenses include $158,000 and $142,000 of non-cash, stock-based compensation for the fiscal years 2008 and 2007, respectively.

Employees

As of February 11, 2009, 7 persons, of whom 3 were part-time, were employed by the Company.

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

Preclinical studies include laboratory evaluation of the product and animal studies to assess the safety and potential efficacy of the product. The results of the preclinical studies, together with manufacturing information and analytical data, are submitted to the FDA as part of the IND. The IND becomes effective automatically in 30 days unless the FDA, before that time, raises concerns or questions and imposes a “clinical hold.” In such a case, the IND sponsor, in this case Biopure, and the FDA must resolve any outstanding concerns before the trial can proceed. Once trials have commenced, the FDA may stop the trials, or particular types of trials, by imposing a clinical hold because of concerns about, for example, the safety of the product being tested or the trial design.

Clinical trials involve the administration of investigational products to healthy volunteers or patients under the supervision of a principal investigator consistent with an informed consent. An independent institutional review board, or IRB, or ethics committee must review and approve each clinical trial at each institution at which a study is to be conducted. The IRB or ethics committee considers, among other things, ethical factors, the safety of human subjects and the possible liability of the institution.

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

The results of the preclinical studies and clinical trials, together with detailed information on the manufacture and composition of the product, are submitted to the FDA in the application requesting approval to market the product. Before approving a biologics license application (BLA), the FDA inspects the facilities at which the product is manufactured and does not approve the product unless the manufacturing facility is in compliance with current good manufacturing practices. The FDA may delay or deny approval of a BLA if applicable regulatory criteria are not satisfied or may require additional testing or information, and/or require post-marketing testing and surveillance to monitor safety, purity or potency of a product. It also generally limits the indicated uses for which an approval is given.

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

Pervasive and Continuing Regulation

Any product approvals that are granted remain subject to continual FDA review, and newly developed safety or efficacy data may result in withdrawal of products from the market. Moreover, if and when FDA approval is obtained, the manufacture and marketing of Hemopure would remain subject to extensive regulatory requirements administered by the FDA and other regulatory bodies, including continuing compliance with current good manufacturing practices, adverse event reporting requirements and the FDA’s general prohibitions against promoting products for unapproved or “off-label” uses. The Company would be subject to inspection and market surveillance by the FDA for compliance with these requirements. Failure to comply with the requirements can result in warning letters, product seizures, recalls, fines, injunctions, suspensions or withdrawals of regulatory approvals, operating restrictions and criminal prosecutions, among other things.

On September 27, 2007, the Food and Drug Administration Amendments Act of 2007 was enacted, giving the FDA enhanced post-market authority, including the authority to require post-marketing studies and clinical trials, labeling changes based on new safety information, and compliance with risk evaluations and mitigation strategies approved by the FDA. The FDA’s exercise of its new authority could result in delays or increased costs during the period of product development, clinical trials and regulatory review and approval, increased costs to assure compliance with new post-approval regulatory requirements, and potential restrictions on the sale of approved products.

The Company is subject also to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and hazardous substance disposal.

Foreign Regulation

The Company is subject to a variety of regulations governing clinical trials and sales of its products outside the United States, including in South Africa and the European Union. Prior to the commencement of product marketing in a country, approval of our products by the comparable non-U.S. regulatory authorities must be obtained whether or not the Company has obtained FDA approval. The approval process varies from country to country and the time needed to secure approval may be longer or shorter than that required for FDA approval. These applications require the completion of extensive preclinical and clinical studies and manufacturing and controls information.

Reimbursement

The Company’s ability to commercialize its human product successfully will depend in significant part on the extent to which reimbursement of the cost of such product and related treatment will be available from government health administration authorities, private health insurers and other organizations. Third-party payors are increasingly challenging the prices of medical products and services. Significant uncertainty exists as to the reimbursement status of newly approved health care products, and there can be no assurance that adequate third-party coverage will be available to enable the Company to maintain price levels sufficient for it to become profitable.

Item 1A.	Risk Factors

Company Risks

Failure to raise sufficient additional funds will cause the Company to cease the development of its products and its ability to operate.

The Company’s cash on hand and anticipated revenue are only sufficient to last into April 2009. Unless the Company obtains financing imminently, it will be forced to cease operations, liquidate its assets, and possibly seek bankruptcy protection. Given this need for capital, the Company is seeking new funding and minimizing cash outflow. It has taken steps to reduce administrative, sales, marketing and clinical spending, including reducing headcount. Additionally, it is exploring strategic alternatives, including monetizing selected assets and a sale of all assets to protect the interests of its stockholders, creditors and other stakeholders. The development and regulatory processes for seeking and obtaining regulatory approval to market Hemopure has been and will continue to be costly. Substantial working capital will be needed to develop, manufacture and sell Hemopure and to finance operations until such time, if ever, as it can generate positive cash flow. If additional financing is not available when needed or if financing is not available on satisfactory terms, the Company will be unable to successfully develop or commercialize Hemopure or to continue to operate. A sustained period in which financing is not available could force the Company to go out of business and liquidate its assets. If the U.S. Navy does not continue its development of Hemopure for a trauma indication, the Company will likely cease development of Hemopure for that indication because of limited resources.

The Company has a history of losses and expects future losses.

Annual losses have existed from operations since inception. In the fiscal years ended October 31, 2008 and 2007, the Company had losses from operations of $20.8 million and $36.9 million, respectively. It had an accumulated deficit of $582 million as of October 31, 2008. It anticipates that it will continue to generate losses for the next several years. Even if Hemopure were to be approved by the FDA or the Company obtains marketing authorization in another major market, it might not be able to achieve profitable operations. Cash on hand and expected cash inflows are expected to only last until April 2009. Without sufficient additional cash, the Company will be forced to cease operations and liquidate its assets.

The Company could fail to remain a going concern.

The Company has not had adequate cash to fund operations since late in fiscal 2008. Sufficient funds may not be available to it hereafter. Its independent registered public accounting firm has modified their report for fiscal year ended October 31, 2008 with respect to the Company’s ability to continue as a going concern.

This type of modification typically would indicate that the Company’s recurring losses from operations and current lack of sufficient funds to sustain operations through the end of the following fiscal year raise substantial doubt about its ability to continue as a going concern. Its consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. If the Company became unable to continue as a going concern, it would have to liquidate its assets and might receive significantly less than the values at which they are carried on its consolidated financial statements. Any shortfall in the proceeds from the liquidation of its assets would directly reduce the amounts, if any, that holders of our common stock could receive in liquidation.

To remain a going concern, significant funding would be required. The inclusion of a going concern modification in the audit report of the Company’s registered public accounting firm for fiscal 2008 may materially and adversely affect the Company’s ability to raise new capital.

The Company could fail in financing efforts if it fails to receive stockholder approval when needed.

The Company is required under the Nasdaq Marketplace Rules to obtain stockholder approval for any issuance of additional equity securities that would comprise more than 20% of our total shares of common stock outstanding before the issuance of the securities at a discount to the greater of book or market value in an offering that is not deemed to be a “public offering” by Nasdaq. The Company is also required to obtain stockholder approval for the issuance of shares that would cause a change in control of Biopure. If it remains listed on Nasdaq, funding of its operations in the future may require stockholder approval for purposes of complying with the Nasdaq Marketplace Rules. The Company could require such approval to raise additional funds, but might not be successful in obtaining any such required stockholder approval. If the Company remains listed on Nasdaq and fails to obtain approval prior to a financing for which the Nasdaq believes it needs stockholder approval, it may be delisted.

The Company could fail to maintain adequate controls to ensure accurate financial reporting.

In the fourth quarter of 2008 and 2007, material weaknesses in financial reporting were identified. If the Company continues to operate with minimal staff, there could be inadequacies in financial statements for future periods.

If the Company fails to obtain FDA approval to market Hemopure, the Company will be highly adversely affected.

The Company will not be able to market Hemopure in the U.S. unless and until it receives FDA approval. The FDA to date has found inadequate the Company’s responses and the responses of the U.S. Naval Medical Research Center (NMRC) to questions it has raised. Given the persistence of clinical holds on all proposals submitted by the U.S. Navy and the Company, it appears that the Company will be unable to pursue development of Hemopure in the United States, a very large, key market, in the near term.

If the Company fails to obtain regulatory approvals in foreign jurisdictions, it will not be able to market Hemopure abroad.

The Company intends to seek to market Hemopure in international markets. Separate regulatory approvals must be obtained in order to market products in foreign jurisdictions. The regulatory approval processes differ from one jurisdiction to another, and the time needed to secure marketing approvals may be very long. Marketing approval in any one jurisdiction does not ensure approval in a different jurisdiction. As a result, obtaining foreign approvals will require additional expenditures and significant amounts of time. The Company can give no assurance that it will obtain marketing approval for Hemopure in any foreign jurisdiction other than that already obtained in South Africa. The Company is not currently pursuing any such approvals.

Clinical trials are extremely costly and subject to numerous risks and uncertainties.

To gain regulatory approval for the commercial sale of any product, including Hemopure, the safety and efficacy of the product must be demonstrated in clinical trials. Clinical trials are expensive and time-consuming. Clinical trials are also subject to numerous risks and uncertainties not within our control. For example, data obtained from preclinical and clinical studies are susceptible to varying interpretations that could impede regulatory approval.

In addition, many factors can delay or result in termination of ongoing or future clinical trials. Results from ongoing or completed preclinical or clinical studies or analyses could raise concerns, real or perceived, over the safety or efficacy of a product candidate. The Company cannot assure investors that the FDA will not delay the development of Hemopure by further continuing its current holds or placing other clinical trials on hold in the future. A clinical trial may be delayed by slow patient enrollment. There may be limited availability of patients who meet the criteria for certain clinical trials. Delays in planned patient enrollment can result in increased development costs and delays in regulatory approvals. Further, we rely on investigating physicians and the hospital trial sites to enroll patients. In addition, patients may experience adverse medical events or side effects resulting in delays, whether or not the events or the side effects relate to the Company’s product.

If the Company does not have the financial resources to fund trials required to develop Hemopure for multiple potential indications, its success will be adversely affected.

In general, the Company cannot sell Hemopure for any indication unless it receives regulatory approval for that indication. Regulatory authorities generally require a separate marketing approval for each proposed indication for the use of Hemopure. In order to market Hemopure for more than one indication, the Company will have to design additional clinical trials, submit the trial designs to applicable regulatory authorities for review and complete those trials successfully. If any applicable regulatory authority approves Hemopure for an indication, it may require a label cautioning against the product’s use for indications or classes of patients for which it has not been approved. The Company may not have funds available to try to exploit Hemopure for all of its potential indications. Potential revenues will be impaired by limitations on the use of Hemopure.

If the Navy were to abandon its attempt to develop Hemopure for a trauma indication, it would have a serious adverse effect on the Company’s prospects.

The Company’s current clinical development activity is supporting the pursuit by the Navy of a trauma indication. The NMRC has agreed to be responsible for virtually all aspects of an advanced trauma trial. The FDA has prevented the start of the proposed NMRC trials. If the Navy were to decide not to continue to pursue this project, the Company would not have the benefit of this alliance and would be required to delay indefinitely work on this indication.

If the Company cannot hire or retain highly qualified people, its operations will suffer.

The Company has experienced the loss of personnel through cost containment. It expects that in the future it will need to recruit and retain personnel for important positions. The Company may be unable to do so, in particular if it is unable to improve its financial ability to offer secure employment.

If the Company cannot generate adequate, profitable sales of Hemopure, it will not be successful.

To succeed, Hemopure must be developed commercially and adequate quantities of Hemopure sold at a profit. The Company may not accomplish either of these objectives. To date, efforts have been focused on developing Hemopure, establishing its safety and efficacy. Uncertainty exists regarding the potential size of any geographic market for Hemopure and the price that can be charged for it. Additionally, the size of the market will be affected by the indication(s) for which Hemopure is approved and will be greatly reduced if reimbursement for the cost of Hemopure is not available from health insurance companies or government programs.

If the Company cannot obtain market acceptance of Hemopure, it will not be able to generate adequate, profitable sales.

Even if marketing approval for Hemopure is obtained, a number of factors may affect future sales of the product. These factors include:

•	whether and how quickly physicians and third-party payors accept Hemopure as a cost-effective therapeutic;

•

whether medical care providers or the public accept the use of a bovine-derived protein as a therapeutic in ischemia or any other indication, particularly in light of public perceptions in the U.S., Europe and elsewhere about the risk of “mad cow disease”; and

•	product price, which the company believes has been an important factor in South Africa and may be elsewhere.

If the Company fails to comply with good manufacturing practices, it may not be able to sell its products.

The Company must demonstrate to regulatory authorities that it can manufacture Hemopure in compliance with applicable good manufacturing practices, commonly known as GMPs. GMPs are stringent requirements that apply to all aspects of the manufacturing process. The Company is subject to inspections by the FDA and European regulatory authorities at any time to determine whether it is in compliance with GMP requirements. If the Company fails to manufacture in compliance with GMPs, these regulatory authorities could revoke approval of Oxyglobin or take other enforcement actions.

The manufacturing process for Hemopure is complicated and time-consuming, and may experience problems that would limit the Company’s ability to manufacture and sell Hemopure.

The Company’s products are biologic drugs and require product manufacturing steps that are more complicated, time consuming and costly than those required for most chemical drugs. Minor deviations in the manufacturing processes or other problems could result in unacceptable changes in the products that result in lot failures, increased production scrap, shipment delays, regulatory problems, product recalls or product liability, all of which could negatively affect the results of the Company’s operations.

If the Company were unable to restart its manufacturing facilities without undue delay or expense, it would not be able to manufacture for an extended period of time.

Manufacturing has been suspended as part of cost containment measures described elsewhere in this report and manufacturing personnel have been laid-off. The Company may not be able to rehire the personnel who have expertise in the Company’s complex manufacturing processes. Consequently, the Company may experience extended and costly delays if it attempts to resume manufacturing.

If the Company were unable to use its manufacturing facilities in Massachusetts or Pennsylvania, it would not be able to manufacture for an extended period of time.

The Company has a single manufacturing location in Massachusetts with raw material sourcing and initial processing in Pennsylvania. Damage to either of these manufacturing facilities due to fire, contamination, natural disaster, power loss or other events could cause the Company to cease manufacturing. For example, if the Massachusetts manufacturing facility were destroyed, it would take approximately two years or more to rebuild and qualify it. In the reconstruction period, the Company would not be able to manufacture product and thus would have no supply of Hemopure for research and development, clinical trials or sales after all finished goods in our inventory were used up. A new manufacturing facility would take longer to construct.

The Company’s lack of operating history makes evaluating its business difficult.

Proceeds from the sales of equity securities, payments to fund the Company’s research and development activities, licensing fees, and interest income have provided almost all of our funding to date. The Company has no operating history of selling Hemopure upon which to base an evaluation of its business and prospects.

If the Company is not able to protect its intellectual property, it will suffer economic loss.

The Company believes that its patents and other intellectual property rights, including its proprietary knowledge, are important to its success. Accordingly, the success of its business will depend, in part, upon its ability to defend its intellectual property against infringement by third parties. The Company cannot guarantee that its intellectual property rights will protect it adequately from competition from similar products. Some of its important patents have relatively short remaining terms. Nor can it guarantee that additional products or processes it discovers or seeks to commercialize will receive adequate intellectual property protection.

In addition, third parties may successfully challenge the Company’s intellectual property. It has not filed patent applications in every country. In certain countries, obtaining patents for the Company’s products, processes and uses may be difficult or impossible. Patents issued in regions other than the United States and Europe may be harder to enforce than, and may not provide the same protection as, patents obtained in the United States and Europe.

Failure to avoid infringement of others’ intellectual property rights could impair the Company’s ability to manufacture and market its products.

The Company cannot guarantee that its products and manufacturing process will be free of claims by third parties alleging that it has infringed their intellectual property rights. Several third parties hold patents with claims to compositions comprising polymerized hemoglobin and their methods of manufacture and use. One or more of these third parties may assert that the Company activities infringe claims under an existing patent. Any such claim could be expensive and time-consuming to defend, and an adverse litigation result or a settlement of litigation could require the Company to pay damages, obtain a license from the complaining party or a third party, develop non-infringing alternatives or cease using the challenged intellectual property. Any such result could be expensive or result in a protracted plant shutdown, in turn adversely affecting the Company’s ability to operate profitably.

There can be no assurance that the Company would prevail in any intellectual property infringement action, or be able to obtain a license to any third-party intellectual property on commercially reasonable terms, to successfully develop non-infringing alternatives on a timely basis, or to license alternative non-infringing intellectual property, if any exists, on commercially reasonable terms. Any significant intellectual property impediment to the Company’s ability to develop and commercialize Hemopure would seriously harm its business and prospects.

The Company’s operating results will be adversely affected if it incurs product liability claims in excess of its insurance coverage.

The testing and marketing of medical products, even after regulatory approval, have an inherent risk of product liability. The Company maintains limited product liability insurance coverage. The Company’s profitability would be adversely affected by a successful product liability claim in excess of its insurance coverage. The Company cannot guarantee that product liability insurance in adequate coverage amounts will be available in the future or be available on terms it could afford to pay.

Replacing its sole- source suppliers for key materials could result in unexpected delays and expenses.

The Company obtains some key materials, including membranes and chemicals, and services from sole-source suppliers. All of these materials are commercially available elsewhere. If such materials were no longer available at a reasonable cost from existing suppliers, the Company would need to purchase substitute materials from new suppliers. If a new supplier needed to be located, the substitute or replacement materials or facilities would need to be tested for equivalency. Such equivalency tests could significantly delay product development, or delay or limit commercial sales of approved products and cause the Company to incur additional expense.

The Company obtains bovine hemoglobin from one abattoir from animals raised in several states of the United States. The Company cannot predict the future effect, if any, on the Company of the spread of bovine spongiform encephalopathy (“mad cow” disease) in the United States. Any quarantine affecting herds that supply the Company or a shutdown of the abattoir that the Company uses could have a material adverse effect on the Company, as it would have to find, validate and obtain regulatory approval of new sources of supply or new facilities.

Provisions of the Company’s restated certificate of incorporation and by-laws could impair or delay stockholders’ ability to replace or remove Company management and could discourage takeover transactions that stockholders might consider to be in their best interest.

Provisions of the Company’s restated certificate of incorporation and by-laws, as well as its stockholder rights plan, could impede attempts by stockholders to remove or replace management or could discourage others from initiating a potential merger, takeover or other change of control transaction, including a potential transaction at a premium over market price that stockholders might consider to be in their best interest. In particular:

•

The Company’s restated certificate of incorporation does not permit stockholders to take action by written consent and provides for a classified board of directors, and the Company by-laws provide that stockholders who wish to bring business before an annual meeting of stockholders or to nominate candidates for election of directors at an annual meeting of stockholders must deliver advance notice of their proposals to the Company before the meeting. These provisions could make it more difficult for a party to replace the board of directors by requiring two annual stockholder meetings to replace a majority of the directors, making it impossible to remove or elect directors by written consent in lieu of a meeting and making it more difficult to introduce business at meetings

•

The Company’s stockholder rights plan may have the effect of discouraging any person or group that wishes to acquire more than 20% of our Class A common stock from doing so without obtaining the Company’s agreement to redeem the rights. If the Company agreement to redeem the rights is not obtained, the acquiring person or group would suffer substantial dilution. Consequently, the possible acquirer would likely not complete a transaction that stockholders might consider to be in their best interest.

Industry Risks

Intense competition could harm the Company’s financial performance.

The biotechnology and pharmaceutical industries are highly competitive. There are a number of companies, universities and research organizations actively engaged in research and development of products that may be similar to, or alternatives to, Hemopure for trauma or ischemia indications. The Company is aware that one public company competitor, Northfield Laboratories Inc., has completed a pivotal trial of a hemoglobin-based oxygen carrier produced from human blood that has passed its expiration date for human transfusion and has filed a BLA. The Company is also aware that other companies are conducting preclinical studies and clinical trials of hemoglobin-based or perfluorocarbon oxygen carriers. The products being developed by these companies are intended for use in humans and as such could compete, if approved by regulatory authorities, with Hemopure.

Stringent, ongoing government regulation and inspection of the Company’s facilities could lead to delays in the manufacture, marketing and sale of its products.

Generally, regulatory authorities continue to regulate products even after they receive marketing authorization. On September 27, 2007, the Food and Drug Administration Amendments Act of 2007 was enacted, giving the FDA enhanced post-market authority. If the FDA or a foreign regulatory agency were to approve Hemopure, the manufacture and marketing of Hemopure would be subject to ongoing regulation, including compliance with current good manufacturing practices, adverse event reporting requirements and general prohibitions against promoting products for unapproved or “off-label” uses. The Company would also be subject to inspection and market surveillance for compliance with these and other requirements. The Company is subject to such regulation, inspection and surveillance in South Africa. Any enforcement action resulting from failure, even by inadvertence, to comply with these requirements could affect the manufacture and marketing of Hemopure. In addition, the regulatory authorities could withdraw a previously approved product from the applicable market(s) upon receipt of newly discovered information. Furthermore, the FDA or foreign regulatory authorities could require the Company to conduct additional, and potentially expensive, studies in areas outside its approved indications. Also, unanticipated changes in existing regulations or the adoption of new regulations could affect and make more expensive the continued manufacturing and marketing of the Company’s products.

Uncertainty of third-party reimbursement could affect the Company’s profitability.

Sales of medical products largely depend on the reimbursement of patients’ medical expenses by governmental health care programs and private health insurers. Even if Hemopure is approved for marketing, there is no guarantee that governmental health care programs or private health insurers would reimburse for purchases of Hemopure, or reimburse a sufficient amount to permit the Company to sell Hemopure at high enough prices to generate a profit. Hemopure sales in South Africa have been adversely affected by a lack of third-party reimbursement.

Investment Risks

The Nasdaq Capital Market may cease to list the Company’s Class A common stock which may cause the value of an investment in the Company to substantially decrease.

The Company may be unable to meet the listing requirements of the Nasdaq Capital Market in the future. To maintain its listing, the Company is required, among other things, to maintain a daily closing bid price per share of $1.00. The Company has been out of compliance since December 14, 2007. Nasdaq suspended enforcement of this rule because of turmoil in the market place. The Company estimates that it now has until June 15, 2009 to regain compliance by having the bid price of its Class A common stock close at $1.00 per share or more for at least 10 consecutive business days. If the Company does not regain compliance with the minimum bid price rule, Nasdaq will provide written notification that the Company’s Class A common stock will be delisted.

Delisting would adversely affect the trading price and limit the liquidity of the Company’s common stock and therefore could cause the value of an investment in the Company to decrease.

As the Company sells additional shares, the stock price may decline as a result of the dilution that will occur to existing stockholders.

Until the Company is profitable, it will need significant additional funds to develop its business and sustain its operations. Any additional sales of shares of its common stock are likely to have a dilutive effect on some or all of the then existing stockholders. Re-sales of newly issued shares in the open market could also have the effect of lowering its stock price, thereby increasing the number of shares the Company may need to issue in the future to raise the same dollar amount and consequently further diluting its outstanding shares.

The perceived risk associated with the possible sale of a large number of shares could cause some of the Company stockholders to sell their stock, thus causing the price of the stock to decline. In addition, actual or anticipated downward pressure on the Company’s stock price due to actual or anticipated sales of stock could cause some institutions or individuals to engage in short sales of its common stock, which may itself cause the price of the stock to decline.

Item 2.	Properties

The Company has manufacturing facilities in Pennsylvania for the collection and separation of blood and in Cambridge, Massachusetts, where processing is completed. In 2008, the United Kingdom’s Medicines and Healthcare products Regulatory Agency (MHRA) inspected the Pennsylvania facility and found it to be in general compliance with GMP as identified in applicable directives. In connection with the Company’s application for marketing approval for Oxyglobin, and again following its 2002 plant expansion, the FDA inspected the Cambridge and Pennsylvania facilities for compliance with good manufacturing practices. The Medicines Control Agency, on behalf of the European Medicines Evaluation Agency, also inspected the Company’s facilities prior to granting marketing approval for Oxyglobin.

The Company had manufactured separation materials in a 10,000 square foot plant in New Hampshire but is closing that facility. The Company has several years’ supply of materials and in the future anticipates outsourcing this manufacture.

The Company leases office and research space in Massachusetts. The lease covers 24,000 square feet, and its current annual lease payment is $304,000. This lease expires on December 31, 2012. The Company has an option to extend this lease for nine five-year periods, or an additional 45 years. Because of reduced operations, the Company is considering subleasing a portion or all of this space. The Company owns one-half of the partnership that owns this space.

The Company also leases 33,000 square feet of manufacturing space in Massachusetts. The current annual lease payment for these facilities is $339,000. The leases expire on November 30, 2010. An option exists to extend the leases for three five-year periods, or an additional 15 years, with an exclusive right to negotiate for an additional 25 years. The Company owns 18,000 square feet of manufacturing space in Pennsylvania. The Company is attempting to complete a sale-leaseback of this property.

The Cambridge, Massachusetts manufacturing facilities have the design capacity to produce approximately 75,000 Hemopure units (250 ml/unit) or approximately 263,000 Oxyglobin units (125 ml/unit) or 500,000 of the smaller Oxyglobin bags (60 ml/unit) yearly. This capacity can be used for any combination of Oxyglobin and Hemopure units. This facility could produce up to an estimated 100,000 Hemopure units per year upon further validation. The collection and separation processes at the Pennsylvania facility have annual capacity sufficient to supply the Cambridge facility at its maximum potential annual capacity. The Company has also completed most of the engineering for anticipated future construction of a new manufacturing plant designed to produce 500,000 Hemopure units per year.

All manufacturing was stopped in 2008 as a result of lack of funds sufficient to maintain those operations.

Item 3.	Legal Proceedings

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

None.

Executive Officers of the Registrant

The executive officers of Biopure are as follows:

Zafiris G. Zafirelis, 64, has been President, Chief Executive Officer and a director of Biopure since June 2004. In January 2006, he was appointed Chairman of the Board. From 2002 to 2004, he was Chief Executive Officer and a director of MedQuest Products, a developer of implantable ventricular assist devices. From 1996 until 2002, he was Chief Executive Officer of Cardiac Assist, Inc., where he also served as a director beginning in 2000. He holds a graduate diploma in chemistry from the University of Rhodesia and an M.B.A. from the University of Southern California.

Jane Kober, 65, has been Senior Vice President, General Counsel and Secretary of Biopure since 1998. From June 1989 to April 1998, she was a partner in LeBoeuf, Lamb, Greene & MacRae, LLP. Ms. Kober holds a J.D. degree from Case Western Reserve University, an M.A. degree from the University of Chicago and a B.A. in English from the Pennsylvania State University. She serves as a director of HTV Industries, Inc.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information. The Company’s Class A common stock is traded on The Nasdaq Capital Market under the trading symbol “BPUR.” There is no established public trading market for the Class B common stock.

The following table sets forth the high and low sales prices for the Class A common stock for each of the quarters in the two fiscal years ended October 31, 2008, as reported by The Nasdaq Stock Market.

	High	Low
Year Ended October 31, 2008
First Quarter	$0.82	$0.31
Second Quarter	$0.70	$0.31
Third Quarter	$0.74	$0.31
Fourth Quarter	$0.49	$0.19

Year Ended October 31, 2007
First Quarter	$4.55	$1.58
Second Quarter	$3.75	$2.40
Third Quarter	$4.85	$2.40
Fourth Quarter	$4.80	$1.01

Holders. As of January 31, 2009, there were 865 holders of record of the Class A common stock. The Company issued all 117.7 shares of Class B common stock outstanding to one holder. Transfers of Class B common stock are restricted and as of January 31, 2009, the Company is not aware of any shares of Class B common stock having been transferred by such holder to any other person.

Dividends and Repurchases. The Company did not pay dividends on its Class A common stock during the two fiscal years ended October 31, 2008 and does not plan to pay dividends in the foreseeable future. The Class B common stock is not entitled to dividends. The Company did not repurchase any of its equity during the fourth quarter of fiscal 2008.

Securities Authorized for Issuance Under Equity Compensation Plans.

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future issuance
Equity compensation plans approved by security holders	2,819,584	$6.23	5,523,743
Equity compensation plans not approved by security holders	—	—	—

Total	2,819,584	$6.23	5,523,743

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements and Risk Factors

The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and the related Notes included elsewhere in this report and with the information contained elsewhere in this report under the captions “Cautionary Statement Regarding Forward Looking Information” and “Risk Factors.”

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

Prior to 1998, the Company manufactured product only for use in preclinical and clinical trials, and production costs were charged wholly to research and development. As an offshoot of the research and development for Hemopure, Oxyglobin, a similar product, gained marketing approval for veterinary use in the U.S. in 1998 and in the European Union in 1999. Following the U.S. approval, Oxyglobin was produced for sale in the pilot manufacturing plant that was built and maintained primarily for the development of Hemopure. Because of this marketing approval, costs of production of Oxyglobin for sale and an allocation of manufacturing overhead based on capacity used for Oxyglobin are charged to inventory and to cost of revenues. Since marketing approval of Hemopure for human use was granted in South Africa in 2002, costs of production of Hemopure for sale and an allocation of manufacturing overhead based on capacity used for Hemopure have been charged to inventory and to cost of revenues.

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

As of October 31, 2008, there was $354,000 million of unrecognized compensation expense, net of forfeitures, related to non-vested market-based share awards, that is expected to be recognized over a weighted average period of 1.5 years.

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

Pursuant to SFAS 144, during the fourth quarter of fiscal 2008 the Company assessed its long-lived assets for potential impairment. It shut down its manufacturing operations during fiscal 2008 and without definitive financing, it is not known at what time these operations may restart and produce. SFAS 144 requires evaluating fixed assets as a group to determine if the realizable value of the fixed assets is equal to or greater than the carrying value of such assets. The Company had an asset appraisal done to evaluate possible impairment of fixed assets. Consequently, pursuant to SFAS 144, the Company recorded a one-time, non-cash impairment charge of $1.6 million during the fourth quarter of fiscal 2008.

During the fourth quarter of fiscal 2007, the Company assessed its long-lived assets for potential impairment. Regarding the design and engineering asset related to the planned South Carolina manufacturing facility, the Company had experienced continued delays in obtaining financing for this facility and in its plans to construct this facility. In addition, the Company has experienced significant delays in its clinical and regulatory activities, which in turn delay any commercialization of Hemopure outside South Africa. The Company was unable to reliably project the timing of a need for a new plant given the continued delays, uncertainties in drug development and uncertainties about its ability to gain, or the timing of its gaining, regulatory approval in a major market. Consequently, pursuant to SFAS 144, the Company recorded a one-time, non-cash impairment charge of $11.3 million during the fourth quarter of fiscal 2007 to fully impair the engineering and design asset.

Revenue Recognition

The Company recognizes revenue from sales of Hemopure and Oxyglobin in accordance with Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” whereby sales are recorded upon shipment, provided that there is evidence of a final arrangement, there are no uncertainties surrounding acceptance, title has passed, collectability is probable and the price is fixed or determinable. Hemopure marketing in South Africa is directed toward institutions. Until May 2008, the Company sold Oxyglobin directly to veterinarians in the United States and sold Oxyglobin to a distributor in the United Kingdom for resale in the European Union. In May 2008, the Company began to sell Oxyglobin to a distributor in the United States for resale. Collectability is reasonably assured once pricing arrangements are established with the distributor, as these agreements establish the distributor’s intent to pay. The Company’s customers do not have a right to return product, and it monitors creditworthiness on a regular basis. It believes collectability of product revenues is reasonably assured at time of sale. The Company recognizes expenses to be reimbursed by the U.S. military as incurred and gross versus net in accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-19, “Reporting Revenue as a Principal Versus Net as an Agent.” Amounts received for future inventory purchases, recorded as deferred revenue, will be recognized upon shipment. Revenues from Hemopure sold for clinical use in South Africa are recognized when sold, in accordance with SAB 104 described above.

Liquidity and Capital Resources

At October 31, 2008, the Company had $1,095,000 in cash and cash equivalents. At December 31, 2008, it had $356,000 in cash and cash equivalents. Since October 31, 2008, the Company has drastically reduced operations, a process begun during fiscal 2008, and collected limited revenue. In January 2009, the entire existing inventory of Oxyglobin was sold to its U.S. distributor, an affiliate of the Company’s European distributor, for sale in Europe and the United States for total sales proceeds to the Company of $796,000. The Company’s funds on hand are not sufficient to pay its current obligations. However, it is exploring opportunities to raise capital. It can expect no additional revenues from Oxyglobin sales during the remainder of fiscal 2009 and beyond, as there is no Oxyglobin inventory and currently no manufacturing. Further, the Company’s distributors have sufficient inventory on hand for anticipated sales in the coming months.

If the Company does not raise capital or have commitments to raise capital by approximately the end of March 2009, it will be required to cease operations and sell the Company or its assets. It is in discussion with investors and does not expect to cease operations at that time but based on current cash on hand and expected cash inflows, the Company can continue operating at current reduced levels only until April 2009. There can be no assurance that ongoing discussions will lead to an investment of capital. The Company’s primary commitments for future expenditures are its commitments under real property leases, which are described in Note 12 to the Consolidated Financial Statements.

In fiscal 2008, financing activities provided the Company with $16.4 million in cash, from the sale of common stock and warrants. Cash used in operating activities in fiscal 2008 and 2007 was $17.2 million and $20.7 million, respectively. The use of cash in each year was primarily attributable to the Company’s recurring net losses, as adjusted to reflect noncash expenses, primarily depreciation and amortization, stock-based compensation and asset impairment charges.

Due to the degree of uncertainty related to the ultimate realization of the Company’s prior losses, it recognizes no federal or state income tax benefit in its financial statements for operating loss carry forwards.

Results of Operations

As the Company generates net losses, the key drivers of the losses are cost of revenues, research and development and other expenses consisting of sales and marketing and general and administrative. Inflation and changing prices have not had a significant impact on Company revenues or loss from operations in the two fiscal years ended October 31, 2008. For fiscal 2008 and 2007, these items were as follows (in thousands):

	2008		2007
	Amount	Percent of Total Costs	Amount	Percent of Total Costs
Revenues
Product Revenues	$2,871	—	$2,275	—
Research and Development Revenue	257	—	281	—

	3,128		2,556
Cost of Revenues
Oxyglobin	2,447	10%	2,939	8%
Hemopure	6,534	27%	8,715	22%

Total Cost of Revenues	8,981	37%	11,654	30%
Research and Development	4,971	21%	6,972	18%
Impairment charge	1,635	7%	11,277	28%
Sales and Marketing
Oxyglobin	208	1%	81	0%
Hemopure	1,016	4%	1,308	3%

Total Sales and Marketing	1,224	5%	1,389	3%
General and Administrative	7,140	30%	8,188	21%

Total Costs	$23,951	100%	$39,480	100%

Fiscal Years Ended October 31, 2008 and 2007

The Company revenues consisted of product revenues from sales of Oxyglobin and Hemopure, and funds received from the United States government, primarily for product to be used in preclinical trials. The Company has agreements with the Navy to provide variations of Hemopure for this purpose.

Revenues from sales of Oxyglobin were $2.6 million in fiscal 2008 compared to $2.1 million in fiscal 2007. In May 2008, the Company entered into an exclusive distributorship for marketing Oxyglobin in the United States. The distributor then bought product for its own inventory. Consequently, the Company sold more units than in fiscal 2007, when selling was direct to veterinarians in the United States. However, the selling price per unit to the U.S. distributor was less than the former price per unit to veterinarians. The increase in sales is caused by the distributer buying in larger quantity than customers. In January 2009, the Company sold its entire remaining inventory of Oxyglobin for $796,000 and does not anticipate additional sales of Oxyglobin in fiscal 2009.

Revenues from sales of Hemopure were $252,000 in fiscal 2008 compared to $143,000 in fiscal 2007 because of increased market acceptance of Hemopure. In November 2008 the Company’s sales personnel in South Africa were laid off. Sales are continuing, but the Company is not actively marketing to customers. In addition, the South Africa regulatory authority notified the Company in October 2008 that it had decided to revoke its marketing authorization for Hemopure. The Company is appealing that decision. The appeal may take one year to complete (until approximately October 2009), and in the meantime the Company is permitted to market product.

The Company records funds from the U.S. Navy as revenue in connection with research and development activities. These payments vary relative to the amount of activity the Company has and the amount of investigational material the Navy buys.

Cost of revenues includes costs of both Oxyglobin and Hemopure. Hemopure cost of revenues, which includes the allocation of unabsorbed fixed manufacturing costs, was $2.2 million less in fiscal 2008 than in fiscal 2007. Higher spending in fiscal 2007 includes significantly higher inventory writedowns in 2007 versus 2008 and greater personnel costs than in 2008, when there were lay-offs. Oxyglobin cost of revenues also decreased in fiscal 2008 as compared to the corresponding period in fiscal 2007 as a result of a reduction in costs from layoffs during 2008.

Research and development expenses include preclinical studies, clinical trials and clinical trial materials. In 2004, the Company began to focus on developing Hemopure for a potential indication in cardiovascular ischemia and on supporting the U.S. Navy’s government-funded efforts to develop a potential out-of-hospital trauma indication. Prior to that time, the Company’s primary focus was on one major project — Hemopure development for its use in patients undergoing surgery. During fiscal 2008, enrollment of patients stopped in the ischemia trials and in the in-hospital trauma trial sponsored by the Company in South Africa. Thereby, the external costs of clinical trials were reduced in 2008 compared with 2007. The Company also further reduced the cost of its own research and development personnel through staff reductions.

Pursuant to SFAS 144, during the fourth quarter of fiscal 2008 the Company assessed its long-lived assets for potential impairment. It shut down its manufacturing operations during fiscal 2008 and without definitive financing, it is not known at what time these operations may restart. SFAS 144 requires evaluating fixed assets as a group to determine if the realizable value of the fixed assets is equal to or greater than the carrying value of such assets. The Company had an asset appraisal done to evaluate possible impairment of fixed assets. Consequently, pursuant to SFAS 144, the Company recorded a one-time, non-cash impairment charge of $1.6 million during the fourth quarter of fiscal 2008. Similarly, pursuant to SFAS 144, the Company recorded a one-time, non-cash impairment charge of $11.3 million during the fourth quarter of fiscal 2007 to fully impair the engineering and design asset for a plant which will not likely be built due to lack of funding for the project.

Sales and marketing expense for Oxyglobin increased in 2008 versus 2007 due to higher stock-based compensation expense in 2008. Sales and marketing costs for Hemopure decreased because of European market research activities in 2007, which did not continue in 2008, due to the discontinuation of European marketing activities in 2008.

General and administrative costs decreased by $1 million in fiscal 2008 primarily as a result of a decreased number of personnel, which reduced compensation expense by $800,000.

Recently Issued Accounting Standards

Recently Issued Accounting Standards are described in Note 2 to Consolidated Financial Statements.

Item 7A.	Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

Item 8.	Financial Statements and Supplementary Data

Financial statements are submitted as a separate section of this report commencing on page F-1.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A (T) Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision of and with the participation of the Chief Executive Officer, performed an evaluation of the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this report, October 31, 2008.

A material weakness is defined in Public Company Accounting Oversight Board Auditing Standard No. 5 as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with our overall assessment of internal control over financial reporting, as discussed below, we have evaluated the effectiveness of our internal control over financial reporting as of October 31, 2008 and have concluded that the Company has several material weaknesses. Accordingly, the Chief Executive Officer concluded that due to the material weaknesses in the Company’s internal control over financial reporting described below, its disclosure controls and procedures were not effective as of October 31, 2008.

b) Management’s Annual Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Internal control over financial reporting is intended to provide reasonable assurance based on an appropriate cost-benefit analysis, regarding the reliability of the Company’s financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of Company financial statements; providing reasonable assurance that receipts and expenditures of Company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of Company assets that would have a material effect on its financial statements would be prevented or detected on a timely basis.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements of the Company’s financial statements.

The Company’s management has evaluated the effectiveness of the Company’s internal control over financial reporting as of October 31, 2008. In making this assessment management used the criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission in Internal Control-Integrated Framework. However, management did not test the key controls after its assessment. Because of material weaknesses found during the 2008 audit, management concluded that the Company’s internal controls over financial reporting are not effective.

During the 2008 audit of the Company’s financial statements, the Company’s registered public accounts recommended audit adjustments as follows:

•	to record an adjustment for the impairment of the property and equipment of the Company;

•	to record a write-down of excess and expired raw materials and work-in-process inventory; and

•	to recalculate, with a consequent increase in, the Company’s charge for stock based compensation.

Management has identified material weaknesses in its internal control over financial reporting; namely, that it did not maintain effective controls over the accuracy of its accounting for the impairment of long-lived assets, accounting for inventory at lower of cost or market and accounting for stock based compensation. Specifically, prior to audit, the Company did not record an impairment charge on its manufacturing plants, which are currently idle and are likely to remain idle unless significant funding can be acquired to start up manufacturing. Secondly, the Company did not record an advisable write-off of raw materials and work-in-process inventory. Thirdly, the Company based its stock based compensation on assumptions that were not reasonable. Generally accepted accounting principles required adjustments to these items in the financial statements. Because of the Company’s insufficient controls, these adjustments were not identified by management and were raised during the audit in December 2008. These adjustments were recorded in the fourth quarter of fiscal 2008 and included in the financial statements herein. The material weakness identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

c) Except for re-addressing the weaknesses described above, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal year covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

The information required by Item 10 — Directors, Executive Officers and Corporate Governance; Item 11 — Executive Compensation; Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters; Item 13 — Certain Relationships and Related Transactions and Director Independence; and Item 14 — Principal Accounting Fees and Services is incorporated into Part III of this Annual Report on Form 10-K by reference to the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders, except that the information required by Item 10 pertaining to Company executive officers is contained in Part I of this report.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) (1). The financial statements included in this report are listed on page F-1.

(a) (3). The exhibits are set forth in the exhibit index. The management contracts, compensatory plans and arrangements filed as exhibits are identified by the letter “M” in the list of exhibits.

EXHIBIT INDEX

Item 15(c).	Exhibits

Exhibits	Description	Location
3 (i)	Restated Certificate of Incorporation of Biopure, as amended	(1)
3 (ii)	By-laws of Biopure, as amended	(2)
4.1	Form of Investor Warrant, dated September 2004	(3)
4.2	Form of Underwriter Warrant, dated September 2004	(3)
4.3	Form of Investor Warrant, dated December 14, 2004	(4)
4.4	Form of Underwriter Warrant, dated December 14, 2004	(4)
4.5	Form of Underwriter Warrants, dated January 10, 2005	(5)
4.6	Form of Underwriter Warrant, dated December 2005	(7)
4.7	Amended Form of Investor Warrant, dated December 27, 2005	(8)
4.8	Amended Form of Underwriter Investor Warrant, dated December 27, 2005	(6)
4.9	Form of Investor Warrant, dated January 2006	(6)
4.10	Form of Underwriter Warrant, dated January 2006	(6)
4.11	Form of Underwriter Investor Warrant, dated January 17, 2006	(8)
4.12	Form of Investor Warrant, dated August 23, 2006	(9)
4.13	Form of Underwriter Warrant, dated August 23, 2006	(9)
4.14	Form of Underwriter Investor Warrant, dated August 23, 2006	(8)
4.15	Form of Investor Warrant, dated December 2006	(10)
4.16	Form of Underwriters’ Investor Warrant, dated December 13, 2006	(10)
4.17	Form of Underwriters’ Warrant, dated December 13, 2006	(10)
4.18	Form of Investor Warrant, dated November 6, 2007	(19)
4.19	Form of Underwriters’ Investor Warrant, dated November 6, 2007	(19)
4.20	Form of Investor Warrant, dated June 30, 2008	(15)
4.21	Form of Underwriters’ Warrant, dated November 6, 2007	(19)
4.22	Form of Investor Warrant, dated July 15, 2008	(15)
4.23	Form of Investor Warrant, dated August 15, 2008	(15)
4.24	Form of Investor Warrant, dated September 15, 2008	(15)
10.1	Securities Purchase Agreement between Biopure and named investors dated as of August 17, 2006	(9)
10.2	Agreement between Biopure and Moyer Packing Company, dated October 21, 1994	(2)
M10.3	Amended and Restated 2002 Omnibus Securities and Incentive Plan	(11)
10.4	Cooperative Research and Development Agreement dated March 4, 2003, as subsequently amended between Biopure and the U.S. Naval Medical Research Center	(12)
M10.5	Employment Agreement, dated as of June 23, 2004, between Biopure and Zafiris G. Zafirelis	(4)
10.6	Lease Agreement, dated October 12, 1990, between Biopure and Tarvis Realty Trust	(18)
10.8	License Agreement for Waste Disposal System between Moyer Packing Company and Biopure Corporation, dated June 12, 2001	(13)
10.9	Lease Agreement, dated August 29, 1994, between Biopure and Eleven Hurley Street Associates	(18)
10.10	Lease Agreement, dated May 10, 1994, between Biopure and Tarvis Realty Trust	(18)
10.11	Lease Agreement, dated August 23, 1994, between Biopure and Tarvis Realty Trust	(18)
10.12	Employment Agreement Concerning Protection of Company Property and the Arbitration of Legal Disputes (all employees)	(18)
10.13	Rights Agreement between Biopure and American Stock Transfer & Trust Company, dated September 24, 1999	(14)
10.14	Purchase Agreement, dated June 27, 2008	(15)

Exhibits	Description	Location
10.15	License Agreement for Spur Facility between Moyer Packing Company and Biopure Corporation, dated June 12, 2001	(13)
10.16	Assignment and Assumption of Deed of Easement between Moyer Packing Company and Biopure Corporation, dated June 12, 2001	(13)
M10.17	Bonus Plan	(16)
M10.18	Biopure Corporation 2008 Incentive Plan	(17)
23.1	Consent of Independent Registered Public Accounting Firm Vitale Caturano, & Company, P.C.
23.2	Consent of Independent Registered Public Accounting Firm Ernst & Young LLP
31.1	Certification of Zafiris G. Zafirelis pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Zafiris G. Zafirelis pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Zafiris G. Zafirelis pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Zafiris G. Zafirelis pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed as an exhibit to the Company’s report on Form 10-Q for the quarter ended April 30, 2005, filed June 9, 2005 and incorporated herein by reference thereto.

(2)	Previously filed as an exhibit to the Company’s report on Form 8-K dated December 14, 2007 and incorporated herein by reference thereto.

(6)	Previously filed as an exhibit to the Company’s report on Form 10-K for the year ended October 31, 2005, filed January 17, 2006 and incorporated herein by reference thereto.

(3)	Previously filed as an exhibit to the Company’s report on Form 8-K dated September 10, 2004 and incorporated herein by reference thereto.

(4)	Previously filed as an exhibit to the Company’s report on Form 8-K dated December 9, 2004 and incorporated herein by reference thereto.

(5)	Previously filed as an exhibit to the Company’s report on Form 8-K dated January 5, 2005 and incorporated herein by reference thereto.

(7)	Previously filed as an exhibit to the Company’s report on Form 8-K filed December 21, 2005 and incorporated herein by reference thereto.

(8)	Previously filed as an exhibit to the Company’s report on Form 10-Q for the quarter ended July 31, 2006, filed September 11, 2006 and incorporated herein by reference thereto.

(9)	Previously filed as an exhibit to the Company’s report on Form 8-K dated August 23, 2006 and incorporated herein by reference thereto.

(10)	Previously filed as an exhibit to the Company’s registration statement on Form S-1/A (File No. 333-138049) and incorporated herein by reference thereto.

(11)	Previously filed as Appendix A to the Company’s definitive proxy statement on Schedule 14A, dated February 28, 2005 and incorporated herein by reference thereto.

(12)	Previously filed as an exhibit to the Company’s report on Form 8-K filed on October 5, 2005 and incorporated herein by reference thereto.

(13)	Previously filed as an exhibit to the Company’s report on Form 10-Q for the quarter ended July 31, 2001 and incorporated herein by reference thereto.

(14)	Previously filed as an exhibit to the Company’s Report on Form 8-A dated November 4, 1999 and incorporated herein by reference thereto.

(15)	Previously filed as an exhibit to the Company’s report on Form 8-K dated July 3, 2008 and incorporated herein by reference thereto.

(16)	Previously filed as an exhibit to the Company’s report on Form 10-Q for the quarter ended January 31, 2007 and incorporated therein by reference.

(17)	Previously filed as Appendix A to the Company’s definitive proxy statement on Schedule 14A, filed on February 22, 2008.

(18)	Previously filed as an exhibit to the Company’s registration statement on Form S-1/A (File No. 333-78829) and incorporated herein by reference thereto.

(19)	Previously filed as an exhibit to the Company’s registration statement on Form S-1A (File No. 333-146013) and incorporated herein by reference thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOPURE CORPORATION

By:	/S/ ZAFIRIS G. ZAFIRELIS
Zafiris G. Zafirelis
President and Chief Executive Officer

Dated: February 13, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ DAVID N. JUDELSON David N. Judelson	Director, Vice Chairman	February 13, 2009

/S/ ZAFIRIS G. ZAFIRELIS Zafiris G. Zafirelis	Director, Chairman of the Board, President (Chief Executive Officer, Principal Financial Officer, Principal Accounting Officer)	February 13, 2009

/S/ DANIEL P. HARRINGTON Daniel P. Harrington	Director	February 13, 2009

/S/ C. EVERETT KOOP, M.D. C. Everett Koop, M.D.	Director	February 13, 2009

/S/ JAY B. PIEPER Jay B. Pieper	Director	February 13, 2009

/S/ GUIDO J. NEELS Guido J. Neels	Director	February 13, 2009

Allan R. Ferguson	Director	February 13, 2009

REPORT OF INDEPENDENT

REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

of Biopure Corporation

We have audited the accompanying consolidated balance sheets of Biopure Corporation as of October 31, 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended October 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Biopure Corporation at October 31, 2008, and the consolidated results of its operations and its cash flows for the year ended October 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company’s recurring losses from operations and lack of sufficient funds to sustain its operations through the end of fiscal 2009 raise substantial doubt about its ability to continue as a going concern. Management’s plans as to these matters also are described in Note 1. The 2008 consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Vitale, Caturano & Company, P.C.

Boston, Massachusetts
February 13, 2009

REPORT OF INDEPENDENT

REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Biopure Corporation

We have audited the accompanying consolidated balance sheet of Biopure Corporation as of October 31, 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Biopure Corporation at October 31, 2007, and the consolidated results of its operations and its cash flows for the year the ended, in conformity with U.S. generally accepted accounting principles.

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

/s/ Ernst & Young, LLP

Boston, Massachusetts
January 25, 2008

BIOPURE CORPORATION

CONSOLIDATED BALANCE SHEETS

	October 31,
	2008	2007
	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$1,095	$1,910
Accounts receivable	426	59
Inventories	1,995	2,119
Prepaid expenses and other current assets	740	1,165

Total current assets	4,256	5,253
Property, plant and equipment:
Building	964	5,147
Land	148	401
Equipment	3,995	34,699
Leasehold improvements	—	11,957
Furniture and fixtures	22	1,082
Construction in progress	—	165

	5,129	53,451
Accumulated depreciation and amortization	—	(45,053)

Net property, plant and equipment	5,129	8,398
Other assets	592	599

Total assets	$9,977	$14,250

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$591	$777
Accrued expenses	1,786	2,512
Deferred revenue	35	35
Restructuring charges	—	44

Total current liabilities	2,412	3,368
Long-term liabilities:
Deferred revenue, net of current portion	1,177	1,177
Other long term liabilities	—	41

Total long-term liabilities	1,177	1,218
Commitments and contingencies, Note 12
Stockholders’ equity:
Preferred stock, $0.01 par value, 30,000,000 shares authorized, no shares outstanding	—	—
Common stock:
Class A, $0.01 par value, 200,000,000 shares authorized, 39,709,015 and 15,593,587 shares issued and outstanding at October 31, 2008 and 2007, respectively	397	156
Class B, $1.00 par value, 179 shares authorized, 117.7 shares issued and outstanding	—	—
Capital in excess of par value	563,613	546,800
Contributed capital	24,574	24,574
Unrealized loss on currency translation	(169)	(121)
Accumulated deficit	(582,027)	(561,745)

Total stockholders’ equity	6,388	9,664

Total liabilities and stockholders’ equity	$9,977	$14,250

See accompanying notes

BIOPURE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended October 31,
	2008	2007
	(In thousands, except per share data)
Revenues:
Product revenue	$2,871	$2,275
Research and development revenue	257	281

Total revenues	3,128	2,556
Cost of product revenues	8,981	11,654

Gross loss	(5,853)	(9,098)
Operating expenses:
Research and development	4,971	6,972
Impairment charge	1,635	11,277
Sales and marketing	1,224	1,389
General and administration	7,140	8,188

Total operating expenses	14,970	27,826

Loss from operations	(20,823)	(36,924)
Other income:
Interest income	272	523
Other	269	119

Other income, net	541	642

Net loss	$(20,282)	$(36,282)

Basic and diluted net loss per common share	$(0.57)	$(2.43)

Weighted-average shares provided by computing basic and diluted net loss per common share	35,865,076	14,920,099

See accompanying notes

BIOPURE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock				Capital in Excess of Par Value	Contributed Capital	Notes Receivable	Unrealized Loss on Currency Translation	Accumulated Deficit	Total Stockholders’ Equity
	Class A		Class B
	Shares	Amount	Shares	Amount
	(In thousands, except share and per share data)
Balance at October 31, 2006	9,873,025	$99	117.7	$—	$529,567	$24,574	$(235)	$—	$(525,463)	$28,542
Sales of common stock and warrants	5,670,000	57			16,330					16,387
Exercise of warrants	1,562	—			6					6
Exercise of options	1,000	—			3					3
Stock-based compensation					762					762
Equity compensation	48,000	—			132					132
Reserve against note receivable from shareholder							235			235
Unrealized loss on currency translation								(121)		(121)
Net loss									(36,282)	(36,282)

Balance at October 31, 2007	15,593,587	156	117.7	—	546,800	24,574	—	(121)	(561,745)	9,664
Sales of common stock and warrants	24,115,428	241			16,126					16,367
Stock-based compensation					687					687
Unrealized loss on currency translation								(48)		(48)
Net loss									(20,282)	(20,282)

Balance at October 31, 2008	39,709,015	$397	117.7	$—	$563,613	$24,574	$—	$(169)	$(582,027)	$6,388

See accompanying notes

BIOPURE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended October 31,
	2008	2007
	(In thousands)
Operating activities:
Net loss	$(20,282)	$(36,282)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,767	2,936
Asset impairment charge	1,635	11,277
Loss on disposal of asset	114	21
Stock-based compensation	687	762
Non-cash charges related to the issuance of stock	—	132
Reserve against note receivable from shareholder	—	235
Accretion of restructuring charges	1	8
Inventory writedowns	239	455
Changes in assets and liabilities:
Accounts receivable	(367)	21
Inventories	(115)	276
Prepaid expenses and other current assets	202	175
Other assets	(49)	—
Accounts payable	(186)	208
Accrued expenses	(723)	(738)
Restructuring charges	(45)	(217)
Other liabilities	(41)	35

Net cash used in operating activities	(17,163)	(20,696)

Investing activities:
Purchases of property, plant and equipment	(121)	(244)
Proceeds from sale of assets held for sale property, plant and equipment	150	—

Net cash used in investing activities	(29)	(244)
Financing Activities:
Net proceeds from sales of common stock and warrants	16,367	16,387
Proceeds from exercise of stock options, warrants and restricted stocks	—	9

Net cash provided by financing activities	16,367	16,396

Net decrease in cash and cash equivalents	(767)	(4,544)
Effect of exchange rate changes on cash and cash equivalents	(48)	(122)
Cash and cash equivalents at beginning of the year	1,910	6,576
Cash and cash equivalents at end of the year	$1,095	$1,910

See accompanying notes

BIOPURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company

Nature of Business and Risks and Uncertainties

Biopure Corporation (Biopure or the Company) develops and manufactures pharmaceuticals called oxygen therapeutics that are intravenously administered to deliver oxygen to the body’s tissues. Its products are Oxyglobin, for veterinary use, and Hemopure, for human use. During fiscal 2008 and in November 2008, the Company reduced operations substantially, including shutting down manufacturing, to conserve cash as it seeks capital to fund operations.

The Company, through distributors, sells Oxyglobin in the United States and Europe for the treatment of anemia in dogs. It sells Hemopure in South Africa for use in adult surgery patients who are acutely anemic and for eliminating, delaying, or reducing allogenic red blood cell transfusions in these patients. The Company has realized losses since inception.

Because of a lack of funds to maintain operations the Company took extreme cost cutting measures in fiscal 2008 and the first quarter of fiscal 2009. Currently, its manufacturing facilities are closed. Further, the Company sold all of its remaining Oxyglobin inventory in the first quarter of 2009 in order to raise working capital. Consequently, its Oxyglobin business is suspended. The regulatory authority in South Africa has notified the Company of its decision to discontinue the registration of Hemopure in that country. The Company is appealing the decision and has been granted a 1 year appeal period, which it expects to be resolved by October 2009. In the meantime the Company is permitted to continue selling Hemopure.

The Company is supporting the U.S. Navy which is pursuing a program whereby it hopes to develop a trauma indication for Hemopure, as described below. Recently, the Company engaged in clinical trials of Hemopure to address ischemia, cardiac surgery, wound healing and acute coronary ischemia. All trials that were ongoing in fiscal 2008 also ceased enrolling patients in fiscal 2008.

The Company is subject to a number of risks. Principal among these are the risks associated with the uncertainties of adequate financing to continue as a going concern, compliance with governmental regulations and meeting product approval requirements, the outcome of preclinical studies and clinical trials, sources of supply of materials, development by competitors of new technological innovations, dependence on key personnel and protection of proprietary technology.

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

Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company’s investments in property and equipment, such as construction in progress and real property license rights related to the source, supply and initial processing of major raw material are the principal long-lived assets subject to such a review.

BIOPURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the fourth quarters of fiscal 2008 and 2007, pursuant to SFAS 144 the Company recorded impairment charges of $1.6 million and $11.3 million impairment charges for impaired assets. See Note 3 to these Consolidated Financial Statements for further information.

During fiscal 2008, the Company raised approximately $16.5 million, before offering expenses of approximately $1.6 million, in a public offering of common stock and warrants and $1.5 million before offering expenses of $.1 million in a private placement of common stock and warrants. At October 31, 2008, cash and cash equivalents were $1.1 million. In fiscal 2008 and November 2009, the Company took extreme measures to reduce its cash burn and increase revenue, but additional capital is required to fund the Company’s operations until such time, if ever, as the Company’s income can sustain operations. Despite these measures the Company anticipates that its cash can fund operations only into April 2009. There can be no assurance that adequate additional financing will be available to the Company prior to that time. Furthermore, the Company may not continue to qualify for continued listing on the Nasdaq Capital Market. If delisting occurs, the Company’s ability to raise funds will be adversely affected. Therefore, there exists substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying value of the assets and/or liabilities in these consolidated financial statements despite this uncertainty. If funding is not received to continue operations, the Company will be forced to cease operations, liquidate its assets and possibly seek bankruptcy protection. The Company is exploring strategic alternatives, including monetizing selected assets and a sale of all of its assets to protect the interests of its stockholders, creditors and other stakeholders.

2. Significant Accounting Policies

Basis of Presentation

The consolidated financial statements reflect the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Biopure Netherlands, BV, Biopure South Africa, Pty, Ltd., Reperfusion Systems Incorporated, DeNovo Technologies Corporation and Biopure Overseas Holding Company and Neuroblok Incorporated, a 60% owned subsidiary, which has no activity. All inter-company accounts and transactions have been eliminated in consolidation. The Company’s treatment of foreign subsidiaries is consistent with the guidelines set forth in SFAS 52 “Foreign Currency Translations.” The financial statements of the Company’s foreign subsidiaries are measured using the U.S. dollar as the functional currency, with results of operations and cash flows translated at average exchange rates during the period, and assets and liabilities translated at end of period exchange rates. Unrealized foreign currency translation gains and (losses) are included in consolidated balance sheet and have not been material to date.

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

BIOPURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Although the Company regularly assesses these estimates, actual results could differ materially from these estimates. Changes in estimates are recorded in the period in which they occur. The Company bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances.

Cash Equivalents

The Company considers highly liquid instruments with original maturities of 90 days or less at the time of purchase to be cash equivalents. Cash equivalents are carried at cost, which approximate their fair market value. As of October 31, 2008 and 2007, cash equivalents principally consist of money market funds. The Company’s cash equivalents were in excess of FDIC limits at October 31, 2008.

Inventories

Inventories are stated at the lower of cost (determined using the first-in, first-out method) or market. Inventories consist of raw material, work-in-process and Hemopure and Oxyglobin finished goods. Inventories are reviewed periodically to identify expired units and units with a remaining life too short to be commercially viable based on projected sales activity. Inventories are also subject to internal quality compliance investigations. Inventory that is not expected to be utilized based on projected demand or that fails quality assessment is written off. The inventory of Hemopure finished goods represents the units the Company expects to sell in South Africa or use in preclinical and clinical studies where payment is received for the trial material. Any units expected to be consumed by the Company in its own preclinical or clinical trials are expensed to research and development when manufactured. If the Company continues to experience extremely limited sales in South Africa or further delays occur in the use of Hemopure by the NMRC in its proposed plans to conduct additional preclinical trials, the Company expects to write off additional units in the future. In the fourth quarter of fiscal 2008 the Company wrote down $239,000 in expired and excess raw material and work-in-process inventory.

Property and Equipment

Property and equipment are recorded at cost and depreciated over the estimated useful lives of the assets using the straight-line method. Repairs and maintenance costs are expensed as incurred. The estimated useful lives are as follows:

Major equipment	10-12 years
Building	20 years
Equipment	5-7 years
Leasehold improvements	Shorter of useful life or life of the lease
Furniture and fixtures	5 years
Computer software and equipment	3 years

Other Long-Lived Assets

Real property licenses, stated at unamortized cost of $338,000 as of October 31, 2008, are included in other non-current assets. Amortization is calculated using the straight-line method over the estimated useful life of the amortized assets, which is 13 years. For the fiscal years ended October 31, 2008 and 2007, amortization expense for these licenses was $56,000 per year. The estimated aggregate amortization expense for the next 5 fiscal years is $280,000. The remainder of the balance of other non-current assets includes credit assurance and security deposits for property the Company leases.

BIOPURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-Lived Assets

In accordance with Financial Accounting Standards Board (FASB) SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company evaluates long-lived assets for impairment when changes in circumstances indicate the carrying amount of the long-lived asset may not be recoverable. During the fourth quarters of 2007 and 2008, the Company identified indicators of impairment and performed the required tests on those assets. See Note 3 for further discussion.

Revenue Recognition

The Company recognizes revenue from sales of Hemopure and Oxyglobin in accordance with Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, whereby sales are recorded upon shipment, provided that there is evidence of a final arrangement, there are no uncertainties surrounding acceptance, title has passed, collectability is probable and the price is fixed or determinable. Hemopure marketing in South Africa is directed toward institutions. Until May 2008, the Company sold Oxyglobin directly to veterinarians in the United States and sold Oxyglobin to a distributor in the United Kingdom for resale in the European Union. In May 2008, the Company began to sell Oxyglobin to a distributor in the United States for resale. Collectability is reasonably assured once pricing arrangements are established with the distributor, as these agreements establish the distributor’s intent to pay. The Company’s customers do not have a right to return product, and it monitors creditworthiness on a regular basis. It believes collectability of product revenues is reasonably assured at time of sale. The Company believes collectability of product revenues is reasonably assured at the time of sale. The Company recognizes expenses to be reimbursed by the U.S. military as incurred and on a gross basis versus net in accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-19, Reporting Revenue as a Principal Versus Net as an Agent. Amounts received for future inventory purchases, recorded as deferred revenue, will be recognized upon shipment. Revenues from Hemopure sold for clinical use in South Africa are recognized when sold, in accordance with SAB 104 described above.

Shipping and Handling Costs

Shipping and handling costs are recorded as cost of revenues and are not material for fiscal years 2008 and 2007.

Research and Development Costs

Research and development costs are expensed as incurred. These costs include compensation and other internal and external costs associated with preclinical studies, clinical trials, costs of product used in trials and tests.

Stock-Based Compensation

As of October 31, 2008, the Company had two share-based compensation plans, the Biopure Corporation 2008 Incentive Plan (“the 2008 Plan”) and the 2002 Biopure Corporation Omnibus Securities and Incentive Plan (“the 2002 plan”) (together, “the Plans”). The Plans, as amended, which are both shareholder approved, permit the grant of options to the Company’s employees, consultants and directors for up to 8,343,328 shares of common stock. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Typically, granted options vest in annual increments over four years and may be exercised within seven or ten years of the date of grant. Options to the non-employee members of the board of directors vest monthly over one year. Shares issued upon exercise of options are generally issued from new shares of the Company.

BIOPURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The fair value of options granted is calculated using the Black-Scholes Option pricing model. SFAS 123(R) also requires companies to use an estimated forfeiture rate when calculating the expense for the period, while SFAS 123 permitted companies to record forfeitures based on actual forfeitures, which was the Company’s historical policy. The Company has applied an estimated forfeiture rate to remaining unvested awards based on historical experience in determining the expense recorded in the Company’s consolidated statement of operations. This estimate is evaluated quarterly and the forfeiture rate is adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest. The Company has elected to recognize compensation cost for awards with pro-rata vesting using the straight-line method.

Total compensation expense for all stock-based compensation recorded under SFAS 123(R) for the fiscal years ended October 31, 2008 and 2007 is as follows (in thousands):

	2008	2007
Cost of revenues	$146	$124
Research and development	158	142
Selling and marketing	16	2
General and administrative	367	494

Total	$687	$762

No stock-based compensation expense was capitalized as part of inventory during the years ended October 31, 2008 and 2007. As of October 31, 2008, there was $159,000 of unrecognized compensation expense, net of estimated forfeitures, related to non-vested market-based share awards, that is expected to be recognized over a weighted-average period of 1 year.

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

	Fiscal Years Ended October 31,
	2008	2007
Weighted average risk-free interest rates	2.45	4.58
Expected dividend yield	—	—
Expected life	3.11 Years	5 Years
Expected volatility	95%	85%

BIOPURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted average grant-date fair value of options granted during fiscal 2008 and 2007 were $.20 and $1.93 per share respectively.

A summary of option activity under the Plan as of October 31, 2008 and changes during the year then ended is presented below (in thousands, except weighted average data):

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Life in Years	Aggregate Intrinsic Value
Outstanding at October 31, 2007	729,083	$36.43
Granted	2,342,777	.36
Exercised	—	—
Forfeited/Cancelled/Expired	(252,276)	20.85

Outstanding at October 31, 2008	2,819,584	6.23	5.17	$—

Exercisable at October 31, 2008	473,614	34.27	6.74	$—

Vested and expected to vest at October 31, 2008	1,939,419	8.49	8.69	$—

During fiscal 2008 no options were exercised, and during fiscal 2007, 1,000 options were exercised. The total fair values of shares vested during fiscal years 2008 and 2007 were, $574,000 and $711,000, respectively.

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

Dilutive weighted average shares do not include, 38,118,103 and 12,026,120 common stock equivalents for the years ended October 31, 2008, and 2007, respectively, as their effects would be anti-dilutive.

Concentration of Credit Risk and Significant Customers

SFAS No. 105, “Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk,” requires disclosure of any significant off-balance-sheet risks and credit risk concentrations. The Company has no significant off-balance-sheet risk. Financial instruments, which subject the Company to credit risk, principally consist of cash, cash equivalents, and accounts receivable.

The Company maintains the majority of its cash balances with high quality financial institutions. The European distributor of Oxyglobin purchases the product outright for resale. This distributor represented $356,400 of total Oxyglobin accounts receivable at October 31, 2008 out of $426,000 total accounts receivable.

All of the research and development revenue recorded in fiscal years 2008 and 2007 was derived from the U.S. Army or Navy for reimbursement of certain trauma development expenses.

BIOPURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Financial Instruments

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of the fair value of financial instruments. The Company has estimated the fair value of financial instruments using available market information and appropriate valuation methodologies. The carrying value of cash equivalents accounts receivable and accounts payable approximate fair value due to the short-term nature of these financial instruments.

Comprehensive Loss

Comprehensive loss is defined as the change in net assets of the Company during a period from transactions generated from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners.

The Company’s comprehensive loss includes accumulated foreign currency translation adjustments. The comprehensive loss was as follows (in thousands):

	Two Years Ended
	October 31, 2008	October 31, 2007
Net Loss	$(20,282)	$(36,282)
Changes in foreign currency translation adjustment	(48)	(121)

Comprehensive loss	$(20,330)	$(36,403)

Segment Information

SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” establishes standards for reporting information regarding operating segments and for related disclosures about products and services and geographical areas.

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision making group, in making decisions regarding resource allocation and assessing performance. To date, the Company has viewed its operations and manages its business as principally one operating segment, which is developing, manufacturing and supplying a new class of pharmaceuticals, called oxygen therapeutics, which are intravenously administered to deliver oxygen to the body’s tissues. As of October 31, 2008, virtually all of the Company’s assets are located in the United States.

Recently Issued Accounting Standards

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles. SFAS No. 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company has not yet evaluated the impact that SFAS No. 162 will have on its consolidated financial statements.

BIOPURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”), which requires enhanced disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 also requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation and requires cross-referencing within the footnotes. This statement also suggests disclosing the fair values of derivative instruments and their gains and losses in a tabular format. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 and therefore is effective for our second quarter in fiscal 2009. The Company has not evaluated the impact, if any, that the adoption of SFAS No. 161 will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements. SFAS No. 160 establishes accounting and reporting standards that require the ownership interests in subsidiaries’ non-parent owners be clearly presented in the equity section of the balance sheet; requires the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income; requires that changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently; requires that when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be initially measured at fair value and the gain or loss on the deconsolidation of the subsidiary be measured using the fair value of any non-controlling equity; requires that entities provide disclosures that clearly identify the interests of the parent and the interests of the non-controlling owners. SFAS No. 160 is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008. The Company has not determined the impact, if any, SFAS No. 160 will have on its financial statements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”). In SFAS 141(R), the FASB retained the fundamental requirements of Statement No. 141 to account for all business combinations using the acquisition method (formerly the purchase method) and for an acquiring entity to be identified in all business combinations. However, the new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS 141(R) is effective for annual periods beginning on or after December 15, 2008 (beginning with the Company’s 2010 fiscal year). The Company has not yet determined the impact, if any, that SFAS 141(R) will have on its results of operations or financial position.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under other accounting pronouncements that permit or require fair value measurements, changes the methods used to measure fair value and expands disclosures about fair value measurements. In particular, disclosures are required to provide information on the extent to which fair value is used to measure assets and liabilities; the inputs used to develop measurements; and the effect of certain of the measurements on earnings (or changes in net assets). SFAS 157 also nullifies the specific guidance in EITF Issue No. 02-3, Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities which prohibited the recognition of gains and losses at the inception of a derivative transaction in the absence of observable market data. SFAS 157 eliminates the use of a blockage factor for fair value measurements of financial instruments

BIOPURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

trading in an active market. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.

In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2. FSP FAS 157-2 defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities except those recognized or disclosed at fair value on an annual or more frequently recurring basis. The Company will apply the fair value measurement and disclosure provisions of SFAS No. 157 to nonfinancial assets and liabilities effective November 1, 2009. The application of such is not expected to be material to our results of operations or financial position.

In October 2008, the FASB issued FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active (FSP 157-3), which applies to financial assets that are required or permitted to be measured at fair value in accordance with SFAS 157. FSP 157-3 clarifies the application of SFAS 157 and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that asset is not active. This guidance is not expected to be material to our results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115,” which provides entities with an option to report selected financial assets and liabilities at fair value, with the objective to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 permits fair value to be used for both the initial and subsequent measurements on a contract-by-contract election, with changes in fair value to be recognized in earnings as those changes occur, and the option is irrevocable. This statement is effective for fiscal years beginning after November 15, 2007. The Company does not believe the adoption of this standard will have a significant impact on its consolidated result of operations or financial position.

3. Impairment Charge

Pursuant to SFAS 144, during the fourth quarter of fiscal 2008 the Company assessed its long-lived assets for potential impairment. It shut down its manufacturing operations during fiscal 2008 and without definitive financing, it is not known at what time these operations may restart and produce. SFAS 144 requires evaluating fixed assets as a group to determine if the realizable value of the fixed assets is equal to or greater than the carrying value of such assets. The Company had an asset appraisal done to evaluate possible impairment of fixed assets. Consequently, pursuant to SFAS 144, the Company recorded a one-time, non-cash impairment charge of $1.6 million during the fourth quarter of fiscal 2008. Accordingly, the adjusted carrying amount of property and equipment as of October 31, 2008 is its new cost basis; the new cost basis will be depreciated over the remaining useful life.

During the fourth quarter of fiscal 2007, the Company assessed its long-lived assets for potential impairment. Regarding the design and engineering asset related to the planned South Carolina manufacturing facility, the Company had experienced continued delays in obtaining financing for this facility and in its plans to construct this facility. In addition, the Company has experienced significant delays in its clinical and regulatory activities, which in turn delay any commercialization of Hemopure outside South Africa. The Company was unable to reliably project the timing of a need for a new plant given the continued delays, uncertainties in drug development and uncertainties about its ability to gain, or the timing of its gaining, regulatory approval in a major market. Consequently, pursuant to SFAS 144, the Company recorded a one-time, non-cash impairment charge of $11.3 million during the fourth quarter of fiscal 2007 to fully impair the engineering and design asset.

BIOPURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Transactions with Related Parties

The Company holds a note receivable from Carl Rausch, a former officer. During fiscal 2007 the Company determined that collecting payment on this note cannot reasonably be assured and that a reserve was appropriate. The Company charged general and administrative expense by $235,000 and established a reserve which is offsetting the note receivable within stockholders’ equity in the accompanying consolidated balance sheets. The Company is pursuing collection of this note. The note continues to bear interest at a prime rate (4.0% at October 31, 2008) plus 2% for late payment. Mr. Rausch is no longer affiliated with the Company.

5. Inventories

Inventories consisted of the following:

	October 31,
	2008	2007
	(In thousands)
Raw materials	$375	$641
Work-in-process	12	468
Finished goods — Oxyglobin	720	732
Finished goods — Hemopure	888	278

Total	$1,995	$2,119

The inventory of Hemopure finished goods represents those units the Company expects to sell in South Africa or use in preclinical or clinical studies where payment is received for the trial material. Each quarter the Company reviews the inventory of Hemopure finished goods and, if necessary, writes off any units beyond those forecast for these purposes, resulting in a charge to operations through cost of revenues or to research and development. Accordingly, in fiscal 2008 the Company charged $0 to cost of revenues and $0 to research and development. If the Company continues to experience extremely limited sales in South Africa or further delays occur in the use of Hemopure by the NMRC in its proposed RESUS trial, the Company expects to write off additional units in the future.

6. Investment in Affiliate

The Company holds a 50 percent general partnership interest in Eleven Hurley Street Associates (EHSA), a real estate partnership, which owns the Company’s principal office and research and development facilities. The Company’s lease with EHSA requires annual rental payments of $304,000 through 2012. In the event EHSA became insolvent or was unable to pay its obligations, the Company, as one of the general partners, could be liable for all partnership obligations to the extent partnership assets are not sufficient to satisfy such obligations. EHSA’s liabilities as of October 31, 2008 consist of a promissory note to a bank with a principal balance of $978,544. The note accrues interest at 6.5% and matures on August 31, 2015. As of October 31, 2008, the maximum potential amount of future payments under the note would be $1,380,000. The note is secured by the office and research and development facility, which the Company believes has fair value sufficient to satisfy the promissory note balance. EHSA is accounted for under the equity method.

At October 31, 2008, the EHSA investment had a value of $100,000 on the balance sheet, included in other assets. In October 2003, the FASB issued Interpretation of FIN No. 46(R), “Consolidation of Variable Interest Entities,” which requires consolidation of variable interest entities created before February 1, 2003 for financial statements issued for the first reporting period ending after December 15, 2003. Certain of the disclosure

BIOPURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company adopted FIN 46(R) in the second quarter of fiscal 2004. Consolidation was not required as a result of such adoption, and as a result, the adoption has not had a material impact on the Company’s overall financial position or results of operations.

7. Accrued Expenses

Accrued expenses consist of the following:

	October 31,
	2008	2007
	(In thousands)
Accrued financing fees	$537	$537
Accrued payroll and related employee expenses	175	373
Accrued legal and audit fees	312	347
Accrued severance	11	—
Accrued vacation	189	291
Accrued utilities	49	164
Other	513	800

	$1,786	$2,512

8. Restructuring

During the first quarter of fiscal 2005, the Company vacated leased office space and sublet it for a period of 38 months. The Company accounted for the transaction in accordance with FAS 146, Accounting for Costs Associated with Exit or Disposal Activities. These costs were included in general and administrative expense in the consolidated statement of operations. A balance of $44,000 was accrued in restructuring charges on the consolidated balance sheet at October 31, 2007, and there was no remaining accrual at October 31, 2008.

9. Stockholders’ Equity

Stock and Warrant Issuance

On December 13, 2006, the Company sold 5,670,000 shares of its Class A Common Stock and received proceeds of $18,144,000 before expenses of $1,757,315 and recorded an increase in stockholders’ equity of $16,387,000. The Company also issued to the same investors warrants to acquire 5,670,000 shares of its Class A Common Stock at an exercise price of $4.00 per share. These warrants vested immediately and expire five years from the date of issuance. The Company also issued to the underwriters warrants to acquire 600,000 shares of its Class A Common Stock at an exercise price of $4.00. These warrants became exercisable one year from their date of issuance and expire on the fifth anniversary of their date of issuance. All of the warrants issued in this financing became callable by the Company after six months provided, however, that the weighted average price of the Company’s Class A common stock for ten consecutive days is over $6.00.

The fair value of the warrants granted in 2007 was calculated on the date of grant using the Black-Scholes Option pricing model with assumptions for risk-free interest rate of 4.53%, no dividend yield, expected lives of 5 years and a volatility of 85%. The proceeds of the equity fundraisings assigned to the common stock and warrants were approximately $9,200,000 and $7,200,000, respectively, based upon their relative fair values, and are reflected in total within the consolidated statements of stockholders’ equity.

BIOPURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On November 6, 2007, the Company sold 19,377,500 shares of its Class A Common Stock and received proceeds of $16,470,875 before expenses of $1,599,618 for net proceeds of $14,871,257. The Company also issued to the same investors warrants to acquire 19,377,500 shares of its Class A Common Stock at an exercise price of $1.0625 per share. These warrants are exercisable beginning on November 6, 2008 and expire five years from the date of issuance.

On June 30, 2008 the Company sold 1,184,422 shares of its Class A Common Stock and received gross proceeds of $400,000 and net proceeds of $374,000. The Company also issued to the same investors warrants to acquire 1,184,422 shares of its Class A Common Stock at an exercise price of $.45 per share. These warrants are exercisable beginning on January 2, 2009 and expire five years from the date of issuance.

On July 15, 2008 the Company sold 1,184,422 shares of its Class A Common Stock and received gross proceeds of $400,000 and net proceeds of $374,000. The Company also issued to the same investors warrants to acquire 1,184,422 shares of its Class A Common Stock at an exercise price of $.45 per share. These warrants are exercisable beginning on January 16, 2009 and expire five years from the date of issuance.

On August 15, 2008 the Company sold 1,184,422 shares of its Class A Common Stock and received gross proceeds of $400,000 and net proceeds of $374,000. The Company also issued to the same investors warrants to acquire 1,184,422 shares of its Class A Common Stock at an exercise price of $.45 per share. These warrants are exercisable beginning on February 16, 2009 and expire five years from the date of issuance.

On September 15, 2008 the Company sold 1,184,422 shares of its Class A Common Stock and received gross proceeds of $400,000 and net proceeds of $374,000. The Company also issued to the same investors warrants to acquire 1,184,422 shares of its Class A Common Stock at an exercise price of $.45 per share. These warrants are exercisable beginning on March 16, 2009 and expire five years from the date of issuance.

The Company accounts for warrants granted to unrelated parties in accordance with EITF 00-19: Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock. In accordance with the EITF, the Company classifies the fair value of such warrants as a component of permanent equity within additional paid-in capital.

In accordance with the EITF, the Company calculated the fair value of the warrants granted in fiscal 2008 on the dates of grants: November 6, 2007, June 30, 2008, July 15, 2008, August 15, 2008 and September 15, 2008, using the Black-Scholes Option pricing model with assumptions for risk-free interest rate of 3.99%, 3.30%, 3.12%, 3.11% and 2.59%, respectively, no dividend yield, expected lives of 5 years and a volatility of 95%. The proceeds of the equity fundraisings assigned to the common stock and warrants were approximately $11,200,000 and $6,800,000, respectively, based upon their relative fair values, and are reflected in total within the consolidated statements of stockholders’ equity.

No warrants were exercised during fiscal year 2008.

BIOPURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table reflects warrants outstanding and exercisable as of October 31, 2008:

	Warrants Outstanding			Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual (Yrs.)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Price
$0.45-$1.0625	24,115,428	4.16	$0.94	22,720,661	$0.94
$4.00-$4.25	7,940,018	2.91	4.05	7,940,018	4.05
$4.45-$4.92	1,715,986	2.73	4.51	1,715,986	4.51
$5.125-$21.39	1,484,683	1.66	7.92	1,484,684	7.92

	35,256,115			33,861,349

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

BIOPURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Options

The following table summarizes information about options outstanding at October 31, 2008:

	Options Outstanding			Options Exercisable
Exercise Price	Shares	Weighted Average Remaining Contractual (Yrs.)	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
$0.33-$0.455	2,268,697	5.2	$0.35	79,061	$.46
1.985-$4.60	213,296	8.2	3.02	99,001	3.26
5.825-$11.10	226,152	6.5	6.19	184,112	6.22
21.45-$53.625	69,610	5.6	32.79	69,611	32.79
90.15-$104.40	3,332	4.4	94.34	3,332	94.34
180.75-$223.80	15,885	3.0	208.30	15,885	208.30
279.00-$360.00	19,287	1.2	352.40	19,287	352.40
533.45-$783.00	3,325	2.1	609.25	3,325	609.25

	2,819,584	5.17	6.23	473,614	34.27

In March 2008, the stockholders approved the 2008 Incentive Plan, which provides for the granting of incentive stock options, non-qualified stock options, restricted stock awards, deferred stock awards, unrestricted stock awards, performance share awards, distribution equivalent rights, or any combination of the foregoing to key management, employees and directors. The maximum number of shares reserved for issuance under this plan is 7,400,000. At October 31, 2008, there were 5,286,000 shares available for future grants.

Reserved Shares

At October 31, 2008, there were 43,641,848 shares of Class A common stock reserved for issuance under options and warrants and upon conversion of Class B common stock as shown below:

Outstanding stock options	2,819,584
Stock options available for grant	5,523,743
Outstanding warrants	35,256,115
Shares reserved for issuance upon conversion of Class B common stock	42,404

43,641,846

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

10. Employee Benefit Plan

The Company has a defined contribution plan, the Biopure Corporation Capital Accumulation Plan, qualified under the provisions of Internal Revenue Code section 401(k). Employees are eligible for enrollment upon becoming employed and for discretionary matching after one year of service. The Company’s discretionary

BIOPURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

contribution vests after a period of three years from the date of employment. In fiscal 2008 and 2007, the Company contributed $175,000 and $172,000 respectively, to the plan.

11. Income Taxes

At October 31, 2008, the Company had available for the reduction of future years’ federal taxable income and income taxes, net operating loss carry forwards of approximately $402,353,000 expiring in various years through 2027, along with federal and state research and development and state investment tax credits of approximately $7,392,000 expiring in various years through 2027. Under the IRC, certain substantial changes in the Company’s ownership may limit the amount of operating loss carryforwards that can be utilized in any one year to offset future taxable income. Since the Company has incurred only losses since inception and due to the degree of uncertainty with respect to future profitability, the Company believes at this time that it is more likely than not that sufficient taxable income will not be earned to allow for realization of the tax loss and credit carry forwards and other deferred tax assets. Accordingly, the tax benefit of these items has been fully reserved.

In the event of any tax benefit relating to the valuation allowance of deferred tax assets, approximately $3,501,000 as of October 31, 2008 would be reported in additional paid in capital.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of October 31, 2008 and 2007 were as follows:

	2008	2007
	(In thousands)
Deferred tax assets:
Net operating loss carryforward	$148,634	$130,193
Capitalized research and development	32,815	49,118
Accruals and reserves	915	934
Stock-based compensation	210	210
Depreciation	2,867	2,423
Tax credit carryforwards	7,392	7,765

Total deferred tax assets	192,833	190,643
Valuation allowance for deferred tax assets	(192,833)	(190,643)

Net deferred tax assets	$—	$—

In 2008, the valuation allowance increased by $2,190,000 due primarily to the increase in net operating losses for the current year combined with expired net operating loss carryforwards.

On November 1, 2007, the Company adopted Financial Accounting Standard Board (“FASB”) Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition and defines the criteria that must be met for the benefits of a tax position to be recognized. As a result of its adoption of FIN 48, the Company has recorded the cumulative effect of the change in accounting principle of $278,000 as a decrease to deferred tax assets which is offset by a decrease in the valuation allowance.

BIOPURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s total unrecognized tax benefits is $342,000 as of October 31, 2008, an increase of $64,000 from adoption. Of this amount, $342,000 represents the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate prior to the adjustment for the Company’s valuation allowance. As a result of the implementation of FIN 48, the Company did not recognize an increase in tax liability for the unrecognized tax benefits because the Company has recorded a tax net operating loss carryforward that would offset any liability. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

The change in unrecognized tax benefits for the 12 months ended October 31, 2008 is as follows:

Balance at Beginning	11/1/2007	$278,000
Inc/Dec for tax positions related to prior years		—
Inc/Dec for tax positions related to the current year		64,000
Settlements		—
Reductions for expiration of statute of limitations		—

Balance at ending	10/31/2008	$342,000

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

The Company and its subsidiaries are subject to United States federal income tax, as well as income tax of multiple state income and foreign jurisdictions. Tax years ended October 31, 2005, 2006, 2007 and 2008 remain subject to examination by major tax jurisdictions, which are Federal and the Commonwealth of Massachusetts. However, since the Company has net operating loss and tax credit carryforwards which may be utilized in future years to offset taxable income, those years may also be subject to review by relevant taxing authorities if utilized.

12. Commitments and Contingencies

The Company is party to an agreement with B. Braun Melsungen A.G. (Braun) requiring that the Company pay Braun a royalty of two percent of the Company’s revenues from human product sales and license fees in a specified European region. Payments must be made on a quarterly basis until such amounts aggregate $7,500,000. No payments have been required or made as of October 31, 2008.

The Company leases office, research and manufacturing space under operating lease agreements that expire at various dates through December 31, 2012. The Company has the option to extend the terms of certain operating leases for additional periods. Future minimum lease payments under these leases, which include the facility subleased below, at October 31, 2008 are as follows:

Fiscal 2009	$812,686
Fiscal 2010	723,436
Fiscal 2011	332,429
Fiscal 2012	304,064

$2,172,615

BIOPURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Rent expense was approximately $870,000 and $802,000 in fiscal 2008 and 2007, respectively.

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

13. Litigation

The seven members of the Company’s Board of Directors during the period March through December 2003 and certain officers during that period were named as defendants in two stockholder derivative actions filed on January 26, 2004 and January 29, 2004 in the U.S. District Court for the District of Massachusetts ( “District Court”). A consolidated, amended complaint was filed in regard to Biopure Corporation Derivative Litigation. Biopure is named as a defendant, even though in a derivative action any award is for the benefit of the Company, not individual stockholders. The consolidated, amended complaint alleges that the individual directors and officers breached fiduciary duties in connection with disclosures concerning regulatory and clinical events. The complaint does not specify an amount of alleged damages. The Company appointed two disinterested directors as a special litigation committee to determine whether or not the Company should pursue this action. The special litigation committee conducted its investigation and determined the Company should not pursue the action. The special litigation committee accordingly has filed a motion to dismiss the action. No amounts have been accrued to date with regard to this litigation and a similar claim in the Trial Court of Middlesex County in Massachusetts. The Company believes this case is without merit.

14. Subsequent Events

In November 2008, the Company had a reduction in force that resulted in the termination of virtually all of its workforce. The reduction in force was necessary as a cost-cutting measure to reduce the Company’s monthly cost. These cost-cutting measures reduced the monthly cash burn rate approximately 50%.

In January 2009, the Company sold its entire remaining Oxyglobin inventory to its distributor after year-end for $796,000.