Form 10-K/A
period 2008-10-31
BIOPURE CORP
filed 2009-03-03
CIK 815508

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

☑	ANNUAL REPORT PURSUANT TO SECTION 12(b) OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

DOCUMENTS INCORPORATED BY REFERENCE

None

This Amendment No. 1 on Form 10-K/A amends our Annual Report on Form 10-K for the year ended October 31, 2008, as filed with the Securities and Exchange Commission on February 13, 2008, to include the information required by Part III of Form 10-K. The information required by Items 10-14 of Part III is no longer being incorporated by reference to the Proxy Statement relating to the Company’s 2009 Annual Meeting of Stockholders. This amendment is not intended to update any other information presented in the Annual Report as originally filed.

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

The filing of and clinical hold on Op RESUS are described under “Business Developments.” In order for RESUS or Op RESUS to proceed, the FDA must lift the clinical hold, and the Department of Defense and, in the case of RESUS only the internal review boards of participating hospitals in the communities where the study would take place must provide final authorization.

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

The Company’s cash on hand and anticipated revenue are only sufficient to last into April 2009. Unless the Company obtains financing imminently, it will be forced to cease operations, liquidate its assets, and possibly seek bankruptcy protection. Given this need for capital, the Company is seeking new funding and minimizing cash outflow. It has taken steps to reduce administrative, sales, marketing and clinical spending, including reducing headcount. Additionally, it is exploring strategic alternatives, including monetizing selected assets and a sale of all assets to protect the interests of its stockholders, creditors and other stakeholders. The development and regulatory processes for seeking and obtaining regulatory approval to market Hemopure has been and will continue to be costly. Substantial working capital will be needed to develop, manufacture and sell Hemopure and to finance operations until such time, if ever, as it can generate positive cash flow. If additional financing is not available when needed, the Company will be unable to successfully develop or commercialize Hemopure or to continue to operate. A sustained period in which financing is not available could force the Company to go out of business and liquidate its assets. If the U.S. Navy does not continue its development of Hemopure for a trauma indication, the Company will likely cease development of Hemopure for that indication because of limited resources.

The Company has a history of losses and expects future losses.

Annual losses have existed from operations since inception. In the fiscal years ended October 31, 2008 and 2007, the Company had losses from operations of $20.8 million and $36.9 million, respectively. It had an accumulated deficit of $582 million as of October 31, 2008. It anticipates that it will continue to generate losses for the next several years. Even if Hemopure were to be approved by the FDA or the Company obtains marketing authorization in another major market, it might not be able to achieve profitable operations. Cash on hand and expected cash inflows are expected to only last into April 2009. Without sufficient additional cash, the Company will be forced to cease operations and liquidate its assets.

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

The Company manufactured separation materials in a 10,000 square foot plant in New Hampshire but is closing that facility. The Company has several years’ supply of materials and anticipates outsourcing this manufacture in the future.

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

Long-Lived Assets

Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Our investments in property and equipment, such as construction in progress; and real property license rights related to the source, supply and initial processing of our major raw material have been the principal long-lived assets subject to such a review.

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

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Following are the directors of the Company:

David N. Judelson, 80, is a co-founder and has served as Vice Chairman of Biopure since 1984. In 1956 Mr. Judelson also co-founded Gulf and Western Industries, Inc., renamed Paramount Communications, Inc., where he served as President and Chief Operating Officer from 1967 to 1983. Mr. Judelson holds a bachelor of mechanical engineering degree from New York University College of Engineering.

Guido J. Neels, 60, became a director of Biopure in 2005. He has been a partner of Essex Woodlands Health Ventures, a venture capital firm, since 2006 and became a managing director of that firm in June 2008. From 2004 until retiring in 2005, Mr. Neels served as chief operating officer of Guidant Corporation, a world leader in the development of cardiovascular medical products, where he was responsible for the global operations of Guidant’s four operating units: Cardiac Rhythm Management, Vascular Intervention, Cardiac Surgery and Endovascular Solutions. He holds a M.B.A. degree from Stanford University and a business engineering degree from the University of Leuven in Belgium.

Allan R. Ferguson, 66, has served as a director of Biopure since April 4, 2007. Mr. Ferguson retired as a senior partner of the 3i Venture Capital Group, where he served until March 2007. He was also formerly a managing partner of Aspen Ventures and a general partner of Atlas Ventures. He is also a director of Autoimmune Inc. and TransMedics Inc.

C. Everett Koop, M.D., 92, has served as a director of Biopure since 1990. Dr. Koop served as a director of Biotronics, a pharmaceutical company. Dr. Koop served as the Surgeon General of the United States from 1981 until 1989 and continues to educate the public about health issues through his writings and the electronic media, as Senior Scholar of the C. Everett Koop Institute at Dartmouth College. Dr. Koop received an Sc.D. degree from the Graduate School of the University of Pennsylvania, an M.D. degree from the Cornell University Medical College and an A.B. degree from Dartmouth College.

Zafiris G. Zafirelis, 64, has been President, Chief Executive Officer and a director of Biopure since 2004. In January 2006 he was elected Chairman of the board. From 2002 to 2004 he was Chief Executive Officer and a director of MedQuest Products, a developer of implantable ventricular assist devices. From 1996 until 2002 he was Chief Executive Officer of CardiacAssist, Inc., where he also served as a director beginning in 2000. He holds a graduate diploma in chemistry from the University of Rhodesia and an M.B.A. from the University of Southern California.

Daniel P. Harrington, 53, has served as a director of Biopure since 1999. He has been President of HTV Industries, Inc. since 1991. HTV Industries, Inc. is a holding company with manufacturing operations and investments in various industries. He holds a B.B.A. degree from Stetson University and an M.B.A. from Xavier University. Mr. Harrington is a director of Churchill Downs, Inc., Portec Rail Products, Inc. and First State Financial Corporation.

Jay B. Pieper, 65, has served as a director of Biopure since 2004. Since 1995, Mr. Pieper has served as Vice President of Corporate Development and Treasury Affairs for Partners HealthCare System, Inc., the parent of Brigham and Women’s Hospital and Massachusetts General Hospital. He is also President of Partners International Medical Services LLC. Mr. Pieper serves on the board of directors of Eclipsys Corporation, a provider of software to healthcare providers, and WorldCare, Ltd., a privately held provider of health care related insurance and telemedicine products, and is a member and past director of Financial Executives International.

The executive officers of the Company are listed in Part I of this report.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of filings with the Securities and Exchange Commission and written representations of reporting persons that no other reports were required, the Company believes that all of the persons required to report complied during fiscal 2008 with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934.

BOARD MATTERS

Code of business conduct and ethics

The Company has a code of ethics that applies to all Company employees, officers and directors, including the chief executive officer and the chief financial officer, in carrying out their work-related responsibilities. Copies of the code of ethics may be obtained free of charge by making a written request to the Company’s secretary.

Nominations for director

There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors since those procedures were described in the Proxy Statement for the Company’s 2008 annual meeting of stockholders.

Audit Committee.

The Company has a standing audit committee whose members are Mr. Pieper (Chairman), Mr. Harrington and Mr. Judelson. All members of the audit committee are “independent,” as defined in the listing standards of The Nasdaq Stock Market and Section 10A(m) of the Securities Exchange Act of 1934. The board of directors has determined that Mr. Pieper and Mr. Harrington are both “audit committee financial experts” as defined by the regulations of the Securities and Exchange Commission.

The audit committee oversees the accounting and financial reporting processes of the Company and the audits of its financial statements. It is the responsibility of the committee to maintain free and open communication among the committee, the Company’s independent registered public accounting firm and the internal accounting staff and management of the Company. The committee is empowered to investigate any matter brought to its attention with full access to all books, records, facilities and personnel of the Company. The committee also has the power to retain legal, accounting and other advisors, as it deems necessary to carry out its duties. The committee is required to pre-approve the audit and permitted non-audit services performed by the Company’s independent registered public accounting firm, with the goal of assuring that the provision of those services does not impair that firm’s independence. The audit committee pre-approves recurring fees, such as income tax return preparation fees, with specified estimated fee amounts, in advance. Unless a type of service to be provided has received pre-approval from the audit committee, it requires specific pre-approval in each instance by the audit committee (up to an agreed upon maximum amount). This approval may be given by the chairman of the committee. In such a case, the chairman reports on the approval at the next audit committee meeting. Any proposed services exceeding pre-approved cost levels also require specific pre-approval by the audit committee.

Item 11.	Executive Compensation.

COMPENSATION OF EXECUTIVE OFFICERS

Summary of Compensation of Our Executive Officers

The following table sets forth information regarding the compensation that we paid to (1) our president and chief executive officer and (2) our two most highly compensated executive officers, other than our president and chief executive officer, during the year ended October 31, 2008.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(1)	All Other Compensation ($)(2)	Total ($)
Zafiris G. Zafirelis Chief Executive Officer & President	2008 2007	250,016 250,016	—	27,205 33,150	6,900 6,750	284,121 289,916

Jane Kober Senior Vice President, General Counsel & Secretary	2008 2007	231,036 231,036	— —	22,150 19,500	86,900 86,750	340,086 337,286

Barry L. Scott Vice President, Business Development	2008 2007	200,018 200,018	— —	21,520 15,600	5,803 5,821	227,341 221,439

(1)	As described in Note 2 to the 2008 Consolidated Financial Statements, options awards valued in each case calculated in accordance with SFAS 123(R) and using a Black-Scholes valuation model with the following assumptions for the grant dated February 15, 2008 to officers: exercise price and fair market value of $0.45, volatility of 95%, expected term of 5.42 years, risk-free rate of 2.76%, and estimated forfeiture rate of 0% and with the following assumptions for the grant dated September 10, 2008 to officers: exercise price and fair market value of $0.35, volatility of 95%, expected term of 2.85 years, risk-free rate of 2.42%, and estimated forfeiture rate of 0%.

(2)	Amounts consist of contributions to the officers’ 401(k) accounts, and in the case of Ms. Kober also includes $80,000 additional compensation paid annually to her.

Our compensation package for named executive officers consists of base salary, a possible annual bonus and long term equity incentives. Neither our chief executive officer nor our other executive officers have received cash bonuses in any recent years. Mr. Zafirelis has an employment agreement providing a minimum annual base salary of $250,000, reviewable at least once each year for increase. The agreement has a one-year term that automatically renews for additional one-year terms unless it is terminated by either party at least 30 days before the renewal date. The agreement provides Mr. Zafirelis the ability to participate in all of the Company’s savings and retirement plans and programs and any other Company plans for the benefit of employees generally or of other executives. Additionally, it provides for the reimbursement of reasonable, customary and necessary travel expenses.

We grant stock options and other equity-based awards to our executive officers under our 2002 Omnibus Securities and Incentive Plan and our 2008 Incentive Plan. Our stock option program is designed to align the long-term financial interests of our executive officers and our stockholders, to assist in the retention of executive officers by providing potential meaningful ownership interest in the Company that vests over time, and to encourage our executive officers to think and act like owners of the business. Our policy historically was to generally make awards with a four-year vesting period. Awards made in September 2008 vested 50% in two months and the balance vest in equal amounts over the subsequent six months. The exercise price for all stock options granted in fiscal year 2007 and 2008 equaled the fair market value of the common stock on the date of the grant. We did not grant any awards of equity, other than options to buy common stock, to executive officers in fiscal years 2007 or 2008.

Outstanding Equity Awards at Fiscal Year-End 2008

The following table shows grants of stock options outstanding on October 31, 2008, the last day of our fiscal year, to each of the executive officers named in the Summary of Compensation Table and a summary of certain provision of all stock options outstanding at October 31, 2008.

Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Zafiris G. Zafirelis	June 22, 2004	33,333	0	21.45	June 22, 2014
	June 22, 2004	16,667	0	53.625	June 22, 2014
	June 22, 2004	16,667		32.175	June 22, 2014
	August 22, 2005	11,250	3,750	6.10	August 22, 2015
	April 4, 2007	4250	12,750	2.75	April 4, 2017
	February 15, 2008	8926	8924	0.455	February 15, 2018
	September 10, 2008	0	115,000	0.35	September 10, 2013

Jane Kober	August 4, 1999	4,445		360.00	August 4, 2009
	September 5, 2000	334		533.445	September 5, 2010
	January 15, 2002	353		352.80	January 15, 2012
	June 17, 2003	600		187.50	June 17, 2013
	August 22, 2005	11,250	3,750	6.10	August 22, 2015
	April 4, 2007	2,500	7,500	2.75	April 4, 2017
	February 15, 2008	5,250	5,250	0.455	February 15, 2018
	September 10, 2008	0	100,000	0.35	September 10, 2013

Barry L. Scott	May 20, 2002	833		223.80	May 20, 2012
	January 27, 2003	333		90.15	January 27, 2013
	June 17, 2003	400		187.50	June 17, 2013
	August 22, 2005	7,935	2,645	6.10	August 22, 2015
	April 4, 2007	2,000	6,000	2.75	April 4, 2017
	February 15, 2008	4,200	4,200	0.455	February 15, 2018
	September 10, 2008	0	100,000	0.35	September 10, 2013

Options shown above that are unexercisable vest as follows:

Name	Grant Date	Unexercisable	Vesting Date	Number of Shares Vesting
Zafiris G. Zafirelis	August 22, 2005	3,750	August 22, 2009	3,750
	April 4, 2007	12,750	April 4, 2009	4,250
			April 4, 2010	4,250
			April 4, 2011	4,250
	February 15, 2008	8,924	February 15, 2009	4,462
			February 15, 2010	4,4,62
	September 10, 2008	115,000	November 10, 2008	57,500
			December 10, 2008	9,579
			January 10, 2009	9,584
			February 10, 2009	9,584
			March 10, 2009	9,584
			April 10, 2009	9,584
			May 10, 2009	9,585

Jane Kober	August 22, 2005	3,750	August 22, 2009	3,750
	April 4, 2007	7,500	April 4, 2009	2,500
			April 4, 2010	2,500
			April 4, 2011	2,500
	February 15, 2008	5,250	February 15, 2009	2,625
			February 15, 2010	2,625
	September 10, 2008	100,000	November 10, 2008	50,000
			December 10, 2008	8,333
			January 10, 2009	8,333
			February 10, 2009	8,333
			March 10, 2009	8,333
			April 10, 2009	8,333
			May 10, 2009	8,333

Barry L. Scott *	August 22, 2005	2,645	August 22, 2009	2,645
	April 4, 2007	6,0000	April 4, 2009	2,000
			April 4, 2010	2,000
			April 4, 2011	2,000
	February 15, 2008	8,400	February 15, 2009	2,100
			February 15, 2010	2,100
	September 10, 2008	100,000	November 10, 2008	50,000
			December 10, 2008	8,333
			January 10, 2009	8,333
			February 10, 2009	8,333
			March 10, 2009	8,333
			April 10, 2009	8,333
			May 10, 2009	8,333

*	Mr. Scott’s employment ended on November 19, 2008. All of his options have expired unexcercised.

DIRECTOR COMPENSATION

Director Compensation Policy

Each director who is not an employee is eligible to receive compensation from us for his services as a member of our board of directors or any of its standing committees. The standard compensation of non-employee directors consisted in 2008 of an annual grant of options to purchase 35,000 shares of class A common stock. Each option grant permits the holder to purchase shares at their fair market value on the date of grant. Mr. Pieper is also paid $15,000 annually for serving as a director and $20,000 annually for serving as chairman of the audit committee. Mr. Zafirelis, the only director who also is an employee of the Company, receives no additional compensation for service as a director.

The following table sets forth a summary of the compensation earned by our directors in fiscal 2008:

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	Total ($)	Total Options at October 31, 2008 (#)
David N. Judelson	—	13,500	13,500	94,221
Allan Ferguson	—	13,500	13,500	79,000
Daniel P. Harrington	—	13,500	13,500	88,988
C. Everett Koop, MD	—	13,500	13,500	92,665
Guido J. Neels	—	13,500	13,500	85,600
Jay B.Pieper	35,000	13,500	48,500	87,333
(1)	Options awards valued in each case calculated in accordance with SFAS 123(R).

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The table set forth in this report under Item 5 and captioned Securities Authorized for Issuance Under Equity Compensation Plans is incorporated by reference in this Item 12.

STOCK OWNERSHIP

The table below shows the only beneficial owner known to us of more than 5% of our class A common stock, the only class of voting securities of Biopure. The source of the information about this stockholder is lists of Company stockholders. The table also shows the amount of class A common stock of Biopure beneficially owned by our directors, each of the officers named in the table under the caption “Summary of Compensation of Our Executive Officers”, and the directors and executive officers as a group. All information is as of January 31, 2009, except that the information for the beneficial owner of more than 5% is as of January 23, 2008. Ownership consists of sole voting and investment power, except as described in footnotes below the table and except that the Company does not know the nature of the beneficial ownership of the owner of more than 5% of the class A common stock.

	Class A Common Stock
Name of Beneficial Owner	Beneficial Ownership	Percent of Class A Common Stock
Allen D. Gunn 725 Key Royale Dr. Holmes Beach, FL 34217	2,098,439	5.17
David N. Judelson(1)	748,309	1.84
Daniel P. Harrington(2)	133,198	*
C. Everett Koop, M.D.(3)	80,388	*
Guido Neels(4)	86,490	*
Allan R. Ferguson(5)	427,314	1.05
Jay B. Pieper(6)	75,423	*
Zafiris Zafirelis(7)	216,826	*
Jane Kober(8)	111,132	*
Barry L. Scott(9)	66,134	*
All Executive Officers and Directors as a Group (9 persons)	1,945,214	4.79

*	Less than one percent

(1)	Mr. Judelson’s shares consist of 376,026 shares, exercisable warrants to purchase 290,572 shares and options exercisable 60 days from January 31, 2009 to purchase 81,711 shares. Mr. Judelson’s shares do not include 3,527 shares and exercisable warrants to purchase 688 shares owned by his wife, as to which he disclaims beneficial ownership.

(2)	Mr. Harrington’s shares consist of 56,710 shares and options exercisable 60 days from January 31, 2009 to purchase 76,488 shares.

(3)	Dr. Koop’s shares consist of exercisable warrants to purchase 233 shares and options exercisable 60 days from January 31, 2009 to purchase 80,155 shares.

(4)	Mr. Neels’ shares include 13,400 shares and options exercisable 60 days from January 31, 2009 to purchase 73,090 shares.

(5)	Mr. Ferguson’s shares consist of 185,881 shares, exercisable warrants to purchase 174,943 shares and options exercisable 60 days from January 31, 2009 to purchase 66,490 shares.
(6)	Mr. Pieper’s shares include options exercisable 60 days from January 31, 2009 to purchase 74,823 shares.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The board of directors has determined that Kr. Koop and Messrs. Ferguson, Harrington, Judelson and Pieper are independent,” as defined in the listing standards of The Nasdaq Stock Market and Section 10A(m) of the Securities Exchange Act of 1934.

Certain Relationships and Related Transactions

During fiscal 2007 and 2008 the Company employed Melissa Zafirelis, daughter of our chief executive officer, as Director, Clinical Operations. Her total compensation paid for fiscal 2007 was $132,288 and for fiscal 2008 was $139,777, including a bonus. Her employment terms were reviewed in 2007 and 2008 by the audit committee.

Item 14.	Principal Accountant Fees and Services.

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Vitale, Caturano & Company, P.C. served as the Company’s independent registered public accounting firm for fiscal year 2008, and Ernst & Young LLP served as the Company’s independent registered public accounting firm for fiscal year 2007. Services provided to the Company and its subsidiaries by each firm included the audit of the Company’s consolidated financial statements, limited reviews of quarterly reports and tax services related to offerings of securities and filings with the Securities and Exchange Commission.

Fees for professional services provided by Ernst & Young LLP in fiscal year 2007 and by Vitale Caturano & Company, P.C. in 2008 in each of the following categories were:

	Fiscal 2008	Fiscal 2007
Audit Fees	$260,990	$356,215
Audit-Related Fees	0	0
Tax Fees	14,000	14,012
All Other Fees	0	0

	$272,269	$370,227

Audit fees include fees associated with the annual audit, reviews of the Company’s quarterly reports on Form 10-Q, consents related to filings with the SEC and issuances of comfort letters, and services related to management’s assessment of, and the effective operation of internal control over financial reporting. Audit-related fees included accounting consultations and consultations regarding internal control over financial reporting. Tax fees included tax compliance and tax services rendered to our European subsidiary. All of the services were pre-approved by the audit committee or its chairman. We are not aware that any work was performed by persons other than full-time, permanent employees of the respective independent registered public accounting firm.

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

Dated: February 27, 2009

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

/s/ Ernst & Young LLP

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

See accompanying notes

BIOPURE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended October 31,
	2008	2007
	(In thousands)
Operating activities:
Net loss	$(20,282)	$(36,282)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,767	2,936
Asset impairment charge	1,635	11,277
Loss on disposal of asset	114	21
Stock-based compensation	687	762
Non-cash charges related to the issuance of stock	—	132
Reserve against note receivable from shareholder	—	235
Accretion of restructuring charges	1	8
Inventory writedowns	239	455
Changes in assets and liabilities:
Accounts receivable	(367)	21
Inventories	(115)	276
Prepaid expenses and other current assets	202	175
Other assets	(49)	—
Accounts payable	(186)	208
Accrued expenses	(723)	(738)
Restructuring charges	(45)	(217)
Other liabilities	(41)	35

Net cash used in operating activities	(17,163)	(20,696)

Investing activities:
Purchases of property, plant and equipment	(121)	(244)
Proceeds from sale of assets held for sale property, plant and equipment	150	—

Net cash provided by (used in) investing activities	29	(244)
Financing Activities:
Net proceeds from sales of common stock and warrants	16,367	16,387
Proceeds from exercise of stock options, warrants and restricted stocks	—	9

Net cash provided by financing activities	16,367	16,396

Net decrease in cash and cash equivalents	(767)	(4,544)
Effect of exchange rate changes on cash and cash equivalents	(48)	(122)
Cash and cash equivalents at beginning of the year	1,910	6,576
Cash and cash equivalents at end of the year	$1,095	$1,910

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

The fair value of each stock option is estimated on the date of grant using the Black-Scholes Option Pricing Model using the assumptions noted in the following table. The risk-free interest rate is based on a treasury instrument, the term of which is consistent with the expected life of the stock options. Expected volatility is based exclusively on historical volatility data of the Company’s stock. The Company was unable to use historical information to estimate the expected term due to a lack of historical exercise activity and therefore used the “simplified” method as permitted by the Securities and Exchange Commission Staff Accounting Bulletin No. 107. The Company estimated the stock option forfeitures based on historical experience and adjusted this assumption to reflect expected forfeitures over the remaining vesting period.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under other accounting pronouncements that permit or require fair value measurements, changes the methods used to measure fair value and expands disclosures about fair value measurements. In particular, disclosures are required to provide information on the extent to which fair value is used to measure assets and liabilities; the inputs used to develop measurements; and the effect of certain of the measurements on earnings (or changes in net assets). SFAS 157 also nullifies the specific guidance in EITF Issue No. 02-3, Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities, which prohibited the recognition of gains and losses at the inception of a derivative transaction in the absence of observable market data. SFAS 157 eliminates the use of a blockage factor for fair value measurements of financial instruments

BIOPURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

trading in an active market. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.

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

3. Impairment Charge

Pursuant to SFAS 144, during the fourth quarter of fiscal 2008 the Company assessed its long-lived assets for potential impairment. It shut down its manufacturing operations during fiscal 2008 and without definitive financing, it is not known at what time these operations may restart. SFAS 144 requires evaluating fixed assets as a group to determine if the realizable value of the fixed assets is equal to or greater than the carrying value of such assets. The Company had an asset appraisal done to evaluate possible impairment of fixed assets. Consequently, pursuant to SFAS 144, the Company recorded a one-time, non-cash impairment charge of $1.6 million during the fourth quarter of fiscal 2008. Accordingly, the adjusted carrying amount of property and equipment as of October 31, 2008, is its new cost basis; the new cost basis will be depreciated over the remaining useful life.

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

The inventory of Hemopure finished goods represents those units the Company expects to sell in South Africa or use in preclinical or clinical studies where payment is received for the trial material. Each quarter the Company reviews the inventory of Hemopure finished goods and, if necessary, writes off any units beyond those forecast for these purposes, resulting in a charge to operations through cost of revenues or to research and development. There were no such charges in fiscal 2008 or 2007. If the Company continues to experience extremely limited sales in South Africa or further delays occur in the use of Hemopure by the NMRC in its proposed RESUS trial, the Company expects to write off additional units in the future.

6. Investment in Affiliate

The Company holds a 50 percent general partnership interest in Eleven Hurley Street Associates (EHSA), a real estate partnership, which owns the Company’s principal office and research and development facilities. The Company’s lease with EHSA requires annual rental payments of $304,000 through 2012. In the event EHSA became insolvent or was unable to pay its obligations, the Company, as one of the general partners, could be liable for partnership obligations to the extent partnership assets are not sufficient to satisfy such obligations. EHSA’s liabilities as of October 31, 2008 consist of a promissory note to a bank with a principal balance of $978,544. The note accrues interest at 6.5% and matures on August 31, 2015. As of October 31, 2008, the maximum potential amount of future payments under the note would be $1,380,000. The note is secured by the office and research and development facility, which the Company believes has fair value sufficient to satisfy the promissory note balance. EHSA is accounted for under the equity method.

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

In 2008, the valuation allowance increased by $2,190,000 due primarily to the increase in net operating loss carryforwards for the current year combined with expired net operating loss carryforwards.

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

The Company leases office, research and manufacturing space under operating lease agreements that expire at various dates through December 31, 2012. The Company has the option to extend the terms of certain operating leases for additional periods. Future minimum lease payments under these leases at October 31, 2008 are as follows:

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