Form 10-Q
period 2009-01-31
BIOPURE CORP
filed 2009-03-25
CIK 815508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2009

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes    ☒  No

The number of shares outstanding of each of the issuer’s classes of common stock as of March 17, 2009 was:

Class A Common Stock, $.01 par value: 39,709,015
Class B Common Stock, $1.00 par value: 117.7

BIOPURE CORPORATION

Biopure®, Hemopure®, and Oxyglobin® are registered trademarks of Biopure Corporation.

BIOPURE CORPORATION

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	January 31, 2009	October 31, 2008
Assets:
Current assets:
Cash and cash equivalents	$256	$1,095
Accounts receivable, net	593	426
Inventories	990	1,995
Prepaid expenses and other current assets	499	740

Total current assets	2,338	4,256

Property, plant and equipment, net	4,465	5,129
Other assets	457	592

Total assets	$7,260	$9,977

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$866	$591
Accrued expenses	1,092	1,786
Deferred revenue	1,212	35

Total current liabilities	1,993	2,412

Deferred revenue, net of current portion	—	1,177

Total long-term liabilities	—	1,177

Commitments and contingencies, Note 6
Stockholders’ equity:
Preferred stock, $0.01 par value, 30,000,000 shares authorized, no shares outstanding	—	—
Common stock:
Class A, $0.01 par value, 200,000,000 shares authorized, 39,709,015 shares issued and outstanding at January 31, 2009 and October 31, 2008	397	397
Class B, $1.00 par value, 179 shares authorized, 117.7 shares outstanding at January 31, 2009 and October 31, 2008	—	—
Capital in excess of par value	563,683	563,613
Contributed capital	24,574	24,574
Accumulated other comprehensive income	(180)	(169)
Accumulated deficit	(584,384)	(582,027)

Total stockholders’ equity	4,090	6,388

Total liabilities and stockholders’ equity	$7,260	$9,977

See accompanying notes

BIOPURE CORPORATION

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended
	January 31, 2009	January 31, 2008
Revenues:
Product revenue	$865	$477
Research and development revenue	293	96

Total revenues	1,158	573
Cost of product revenues	1,000	2,788

Gross profit (loss)	158	(2,215)
Operating expenses:
Research and development	1,120	1,487
Sales and marketing	96	280
General and administrative	1,328	1,996

Total operating expenses	2,544	3,763

Loss from operations	(2,386)	(5,978)
Other income, net	29	176

Net loss	$(2,357)	$(5,802)

Per share data:
Basic and diluted net loss per common share	$(0.06)	$(0.17)

Weighted-average shares used in computing basic and diluted net loss per common share	39,709,015	33,971,087

See accompanying notes

BIOPURE CORPORATION

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	January 31, 2009	January 31, 2008
Operating activities:
Net loss	$(2,357)	$(5,802)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	678	456
Stock-based compensation	70	159
Accretion of restructuring charges	—	1
Changes in assets and liabilities:
Accounts receivable	(167)	(91)
Inventories	1,005	37
Prepaid expenses and other current assets	241	132
Other assets	121	—
Accounts payable	275	11
Accrued expenses	(694)	(449)
Restructuring charges	—	(45)

Net cash used in operating activities	(828)	(5,591)

Investing activities:
Purchases of property, plant and equipment	—	(51)

Net cash used in investing activities	—	(51)

Financing activities:
Net proceeds from sale of common stock and warrants	—	14,937

Net cash provided by financing activities	—	14,937

Net (decrease) increase in cash and cash equivalents	(828)	9,295
Effect of exchange rate changes on cash and cash equivalents	(11)	(27)
Cash and cash equivalents at beginning of period	1,095	1,910

Cash and cash equivalents at end of period	$256	$11,178

Supplementary information:
Interest paid	$—	$—

Income taxes paid	$—	$—

See accompanying notes

BIOPURE CORPORATION

Notes to Condensed Consolidated Financial Statements

January 31, 2009

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended January 31, 2009 are not necessarily indicative of the results that may be expected for any other period or for the year ending October 31, 2009.

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

These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended October 31, 2008, filed with the SEC on March 3, 2009.

The Company has financed operations from inception primarily through sales of equity securities and development and license agreement payments. The Company has not been profitable since inception and had an accumulated deficit of $584 million at January 31, 2009. In June 2008, the Company signed an agreement with purchasers for a private placement of its class A common stock and warrants for up to $2.3 million assuming no exercise of the warrants. Under the terms of the agreement the Company sold to accredited investors in monthly tranches 4,737,928 shares of its common stock and warrants to acquire an additional 4,737,928 shares. The price for one share and one warrant was $0.3377, and the exercise price of each warrant is $0.45. The warrants have terms of five years, become exercisable six months after the closing date, and are callable by Biopure after the initial exercise date provided that the weighted average price of Biopure’s common stock for ten consecutive days is over $0.675. Under this agreement, the Company raised a total of $1.5 million.

The Company expects current assets and product sales to be sufficient to fund operations through April 2009 under the current operating plan. The Company will require significant additional funding to remain a going concern and to fund operations until such time, if ever, as it becomes profitable. There can be no assurance that adequate additional financing will be available to the Company on terms that it deems acceptable, if at all. In order to continue operations in the near term, the Company is actively seeking to raise additional capital or a strategic alliance transaction. In March 2009, the Company sold its manufacturing facility and land in Pennsylvania and entered into a lease for that facility for consideration of $1.4 million, of which $1.2 million was in the form of cash and the balance as rent abatements. The Company expects that its resources available at January 31, 2009, plus the cash proceeds from the facility sale-leaseback should be sufficient to fund operations through April 2009.

The Company may not continue to qualify for continued listing on the Nasdaq Capital Market. The NASDAQ Market Place Rules require listed companies to maintain, among other things, a minimum daily closing bid price per share of $1.00. The Company is out of compliance with the $1.00 minimum bid price requirement for continued inclusion of its class A common stock in the Nasdaq Stock Market. The Company would have received a delisting notice in December 2008, had Nasdaq not suspended enforcement of this requirement because of turmoil in the marketplace. The Company may be unable to meet the listing requirements of the Nasdaq Capital Market in the future. The Company has been out of compliance since December 14, 2007 and estimates, based on the most recent notice it has received from Nasdaq, that it now has until September 12, 2009 to regain compliance by having the bid price of its Class A common stock close at $1.00 per share or more for at least 10 consecutive business days. If the Company does not regain compliance with the minimum bid price rule, Nasdaq will provide written notification that the Company’s Class A common stock will be delisted. If that occurs, the Company’s ability to raise funds will be adversely affected. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

BIOPURE CORPORATION

Notes to Condensed Consolidated Financial Statements

January 31, 2009

(Unaudited)

Comprehensive Loss

The Company’s comprehensive loss includes accumulated foreign currency translation adjustments. The comprehensive loss was as follows (in thousands):

	Three Month Periods Ended
	January 31, 2009	January 31, 2008
Net loss	$(2,357)	$(5,802)
Changes in foreign currency translation adjustment	(11)	(27)

Comprehensive loss	$(2,368)	$(5,829)

2.	Net Loss per Share

Basic net loss per common share is computed based on the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is computed based on the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of the Company’s common stock equivalents, including the maximum number of shares issuable upon the conversion of class B common stock outstanding and the exercise of class A common stock options and warrants. The dilutive effect of stock options and warrants is determined based on the treasury stock method using the average market price of the class A common stock for the period. However, basic and diluted net loss per common share are presented as the same for all periods presented, as the Company had losses for all periods presented, so the effect of class B common stock, options and warrants for class A common stock is anti-dilutive. Consequently, dilutive weighted average shares outstanding do not include 37,232,016 common-equivalent shares for the three months ended January 31, 2009 and 32,227,646 common-equivalent shares for the three months ended January 31, 2008, as their effect would have been anti-dilutive.

3.	Stock Based Compensation

As of January 31, 2009, the Company had two share-based compensation plans, the Biopure Corporation 2008 Incentive Plan (“the 2008 Plan”) and the 2002 Biopure Corporation Omnibus Securities and Incentive Plan (“the 2002 Plan”). The Plans, as amended, which are both shareholder approved, permit the grant of options to the Company’s employees, consultants and directors for up to 8,343,328 shares of common stock. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Typically, granted options vest in annual increments over four years and may be exercised within seven or ten years of the date of grant. Options to the non-employee members of the board of directors generally vest monthly over one year. Shares issued upon exercise of options are generally issued from new shares of the Company.

The Company accounts for stock based compensation according to the provisions of Statement of Financial Accounting Standards 123 (R), Share Based Payment (SFAS No. 123(R)). The fair value of each stock option is estimated on the date of grant using the Black-Scholes Option Pricing Model. The risk-free interest rate is based on a treasury instrument, the term of which is consistent with the expected life of the stock options. Expected volatility is based exclusively on historical volatility data of the Company’s stock. The Company was unable to use historical information to estimate the expected term due to a lack of historical exercise activity and therefore used the “simplified” method as permitted by the Securities and Exchange Commission Staff Accounting Bulletin No. 107. The Company estimated the stock option forfeitures based on historical experience and adjusted this assumption to reflect expected forfeitures over the remaining vesting period. This estimate is evaluated quarterly and the forfeiture rate is adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest. The Company has elected to recognize compensation cost for awards with pro rata vesting using the straight-line method.

BIOPURE CORPORATION

Notes to Condensed Consolidated Financial Statements

January 31, 2009

(Unaudited)

During the first three months of fiscal 2009 and 2008, no options were granted. As a consequence of staff reductions in November 2008, options to purchase 886,087 shares of common stock were forfeited or cancelled. Stock based compensation for the first quarter of fiscal 2009 was $70,000, which is included in general and administrative expenses in the accompanying statement of operations.

As of January 31, 2009, there was approximately $77,000 of unrecognized compensation expense, net of forfeitures, related to non-vested market-based share awards, which is expected to be recognized over a weighted-average period of .75 years.

No options were exercised during the first three months of fiscal 2009 or fiscal 2008. The total fair values of shares vested during the first three months of fiscal 2009 and 2008 were $199,000 and $72,000, respectively.

A summary of option activity under the plans as of January 31, 2009 and changes during the year the ended is presented below (in thousands, except weighted average data):

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Life in Years	Aggregate Intrinsic Value
Outstanding at October 31, 2008	2,819,584	$6.23
Granted	—	—	—
Exercised	—	—	—
Forfeited/Cancelled/Expired	(886,087)	0.71	—

Outstanding at January 31, 2009	1,933,497	8.69	5.12	$—

Exercisable at January 31, 2009	1,643,406	10.09	5.10	$—

Vested and expected to vest at January 31, 2009	1,933,497	8.69	5.12	$—

4.	Inventories

Inventories are valued at the lower of cost (determined using the first-in, first-out method) or market. Inventories were as follows at the following dates:

In thousands	January 31, 2009	October 31, 2008
Raw materials	$377	$375
Work-in-process	13	12
Finished goods-Oxyglobin	2	720
Finished goods-Hemopure	598	888

	$990	$1,995

The inventory of Hemopure finished goods represents units the Company expects to sell in South Africa or use in preclinical or clinical studies where payment is received for the trial material. Each reporting period the Company reviews the inventory of Hemopure finished goods and, if necessary, writes off any units beyond those forecasted for these purposes, resulting in a charge to operations through cost of revenue or research and development. There was no write-off of inventory in the first fiscal quarter of 2009 or 2008. If the Company continues to experience extremely limited sales in South Africa or further delays in the use of Hemopure by the Naval Medical Research Center (NMRC), it could expect to write off additional units in the future.

5.	Accrued Expenses

Accrued expenses were as follows at the following dates:

In thousands	January 31, 2009	October 31, 2008
Accrued payroll and related employee expenses	$25	$175
Financing fees	537	537
Accrued legal and audit fees	196	312
Accrued severance	—	11
Accrued vacation	18	189
Accrued utilities	24	49
Other	292	513

	$1,092	$1,786

BIOPURE CORPORATION

Notes to Condensed Consolidated Financial Statements

January 31, 2009

(Unaudited)

6.	Commitments and Contingencies

In 2003, the Company entered into a Cooperative Research and Development Agreement (CRADA) with the NMRC. As part of CRADA, the NMRC paid approximately $1.2 million for inventory purchases to be delivered in the future, recorded in the accompanying consolidated financial statements as deferred revenue. If the NMRC were to decide not to continue to pursue a trauma indication, as described in the CRADA, the Company could be required to return the $1.2 million.(1)

7.	Litigation

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

On March 17, 2009, the Company was served with a complaint captioned America’s Growth Capital, L.L.C. v. Biopure Corporation. The case was filed in the Superior Court, Commonwealth of Massachusetts (Civil action no. 09 – 0956). The complaint seeks damages in an unspecified amount, alleged to be owed by the Company under an agreement dated April 22, 2008, in which the Company engaged the plaintiff to act as its exclusive placement agent in connection with the private placement of approximately $10—15 million of Company convertible debentures or any other securities. The complaint asks for relief in the form of a declaratory judgment and compensation on the bases of breach of contract, breach of covenant of good faith and fair dealing, unjust enrichment and violation of Massachusetts law (M.G.L. c. 93A). The Company believes that it has meritorious defenses, but it is too early in the litigation for it to have assessed the matter fully. It intends to defend itself against the litigation.

8.	Recently Issued Accounting Standards

In March 2008, the Financial Accounting Standards Board (FASB) issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, which requires enhanced disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 also requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation and requires cross-referencing within the footnotes. This statement also suggests disclosing the fair values of derivative instruments and their gains and losses in a tabular format. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 and therefore is effective for our second quarter in fiscal 2009. The Company’s has not evaluated the impact, if any, that the adoption of SFAS No. 161 is not expected to have an impact on its consolidated financial statements.

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

clearly presented in the equity section of the balance sheet; requires the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income; requires that changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently; requires that when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be initially measured at fair value and the gain or loss on the deconsolidation of the subsidiary be measured using the fair value of any non-controlling equity; requires that entities provide disclosures that clearly identify the interests of the parent and the interests of the non-controlling owners. SFAS No. 160 is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008. The Company has not determined the impact, if any, SFAS No. 160 will have on its financial statements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”). In SFAS 141(R), the FASB retained the fundamental requirements of Statement No. 141 to account for all business combinations using the acquisition method (formerly the purchase method) and for an acquiring entity to be identified in all business combinations. However, the new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS 141(R) is effective for annual periods beginning on or after December 15, 2008 (beginning with the Company’s 2010 fiscal year) and will change the accounting for business combinations on a prospective basis.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under other accounting pronouncements that permit or require fair value measurements, changes the methods used to measure fair value and expands disclosures about fair value measurements. In particular, disclosures are required to provide information on the extent to which fair value is used to measure assets and liabilities; the inputs used to develop measurements; and the effects of certain of the measurements on earnings (or changes in net assets). SFAS 157 eliminates the use of a blockage factor for fair value measurements of financial instruments trading in an active market. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The application of SFAS 157 has not had a material impact on the Company’s results of operations or financial position since its adoption as of November 1, 2008.

In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, Effective Date of FASB Statement No. 157, which defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities except those recognized or disclosed at fair value on an annual or more frequently recurring basis. The Company will apply the fair value measurement and disclose provisions of SFAS No. 157 to nonfinancial assets and liabilities effective November 1, 2009. The application of such is not expected to be material to the Company’s results of operations or financial position results of operations or financial position.

In October 2008, the FASB issued FSP No. FAS 157-3, Determining the Factor Value of a Financial Asset When the Market for that Asset is Not Active (FSP 157-3), which applies to financial assets that are required or permitted to be measured at fair value in accordance with SFAS 157. FSP 157-3 clarifies the application of SFAS 157 and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for the asset is not active. This guidance has not had a material effect on the results of operations or financial position of the Company since its adoption on November 1, 2008.

9.	Subsequent Event

In January 2009 the Company sold its plant in Pennsylvania and entered into a lease as lessee of the plant. The consideration included $1.2 million in cash and approximately $200,000 in rent abatements. The initial term of the lease is three years, and it can be renewed at the Company’s option for five additional terms of five years each.

BIOPURE CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

January 31, 2009

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Information

The following discussion of the Company’s financial condition and results of operations includes forward-looking statements. These forward-looking statements include, without limitation, statements about the viability of the Company, the prospects for further clinical development of its products, other expected activities, and finding cash resources. Forward-looking statements include those that imply that the Company will be able to manage its expenses effectively and raise the funds needed to continue its business, that the Company will be able to stabilize and enhance its financial position, that the Company will be able to commercially develop Hemopure, that in pursuing clinical development the Company will be able to address safety and efficacy questions of regulatory agencies, that the U.S. Naval Medical Research Center (NMRC) may conduct a clinical trial in trauma patients, and that anticipated milestones will be met in the expected timetable or at all, that any preclinical or clinical trials will be successful, that Hemopure, if it receives regulatory approval, will attain market acceptance and be manufactured and sold in amounts to attain profitability and that the Company will be able to successfully increase its manufacturing capacity for Hemopure if it receives regulatory approval. Forward-looking statements are usually accompanied by words such as “believe,” “anticipate,” “plan,” “seek,” “expect,” “intend” and similar expressions. The forward-looking information is based on various factors and was derived using numerous assumptions and judgments.

Actual results may differ materially from those set forth in the forward-looking statements due to risks and uncertainties that exist in the Company’s operations and business environment. These risks include the factors identified under “Risk Factors” in this report. All forward-looking statements included or incorporated by reference in this report are based on information available to the Company on the date such statements were made. In light of the substantial risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this report should not be regarded as representations by us that the Company’s objectives or plans will be achieved. The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any additional disclosures the Company makes in its reports to the SEC on Forms 10-Q, 8-K, 10-K and 10-K/A.

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

Prior to 1998, the Company manufactured products solely for use in preclinical and clinical trials, and production costs were charged wholly to research and development. As an offshoot of the research and development for Hemopure, Oxyglobin, a similar product, gained marketing approval for veterinary use in the United States in 1998 and in the European Union in 1999. Following the U.S. approval, Oxyglobin was produced for sale in the same pilot manufacturing plant that was built and maintained primarily for the development of Hemopure. Because of this marketing approval, costs of production of Oxyglobin for sale and an allocation of manufacturing overhead based on capacity used for Oxyglobin are charged to inventory and to cost of revenues. Since marketing approval of Hemopure for human use was granted in South Africa in 2002, costs of production of Hemopure for sale and an allocation of manufacturing overhead based on capacity used for Hemopure have been charged to inventory and to cost of revenues.

A substantial majority of our costs have comprised research and development and cost of revenues. The revenues from products we have marketed defrayed some of the manufacturing costs we have incurred to manufacture Hemopure. The Company suspended manufacturing operations beginning in the third quarter of fiscal 2008 to conserve cash.

Our research and development activities in 2009 and 2008 are described below. We do not currently have any trials enrolling patients.

Cost Cutting Measures

During fiscal 2008 and 2009, the Company took measures to reduce its ongoing cash burn. In November 2008, it effected reductions in force and shut down its manufacturing facility in Cambridge and its processing facility in Pennsylvania. By November 2008, nearly all of its employees had been laid off. The Company has continued limited operations since then. Notwithstanding the cost reductions, significant additional capital will be required to fund the Company’s operations.

Liquidity and Capital Resources

At January 31, 2009, the Company had $256,000 in cash and cash equivalents. During the first fiscal quarter of 2009, the Company drastically reduced operations, a process that began in the second quarter of fiscal 2008. In January 2009, the Company sold substantially all of its existing inventory of Oxyglobin to the Company’s U.S. distributor, an affiliate of the Company’s European distributor, for sale in Europe and the United States. The proceeds of that sale were $796,000. In March 2009, the Company also sold its manufacturing facility in Pennsylvania and entered into a lease of the facility from the purchaser. The consideration was for $1.2 million in cash and approximately $200,000 in rent abatements. The Company has leased the facility, and, as additional consideration from the purchaser, the initial term of the lease is at a rent the Company believes to be below market. The initial term of the lease is three years; during this term the rental is $6,100 per month. The Company has the option to renew for five additional terms of five years each at increasing rates.

The Company expects that its current cash, accounts receivable and the sale of its Pennsylvania facility will fund operations until April 2009. The Company will require significant additional funding to remain a going concern and to fund operations until such time, if ever, as it becomes profitable. If the Company does not raise capital or have commitments to raise capital or complete another transaction by approximately the end of April 2009, it may be required to cease operations and sell the Company or its assets. The Company is now engaged in discussions concerning its course of action. There can be no assurance that ongoing discussions will lead to an investment of capital or other transaction. The Company’s primary commitments for future expenditures are its commitments under real property leases.

Net cash used in operating activities decreased $4,763,000 in the first three months of fiscal 2009 compared to the corresponding period in fiscal 2008 because of the work force reductions described above and other measures to control costs. Cash used in operating activities was $828,000 for the first three months of fiscal 2009.

Results of Operations

As the Company generates net losses, the key drivers of the losses have been cost of revenues, research and development and general and administrative expenses. Inflation and changing prices have not had a significant impact on the revenues or loss from operations in the periods presented below. The key drivers of losses in the first quarter of 2009 have changed because of the suspension of Company activity in 2008 and the first quarter of fiscal 2009. For the three-month periods ended January 31, 2009 and 2008, these items were as follows (dollars in thousands):

	Three Months Ended
	January 31, 2009		January 31, 2008
	Amount	Percent of Total Costs	Amount	Percent of Total Costs
Oxyglobin Product Sales	$797		$419
Hemopure Product Sales	68		58
Research and Development Revenues	293		96

Total Revenues	$1,158		$573

Cost of Revenues
Oxyglobin	706	20%	569	9%
Hemopure	294	8%	2,219	34%

Total Cost of Revenues	1,000	28%	2,788	43%

Research and Development	1,120	32%	1,487	23%

Sales and Marketing
Oxyglobin	12	0%	25	0%
Hemopure	84	2%	255	4%

	Three Months Ended
	January 31, 2009		January 31, 2008
	Amount	Percent of Total Costs	Amount	Percent of Total Costs
Total Sales and Marketing	96	2%	280	4%

General and Administrative	1,328	38%	1,966	30%

Total Costs	$3,544	100%	$6,551	100%

Three months ended January 31, 2009 compared to three months ended January 31, 2008

Total revenues for the first fiscal quarter of 2009 were $1.2 million, or 102% higher than revenues of $573,000 for the same period in fiscal 2008. The increase is attributable to the Company selling substantially all of its inventory of Oxyglobin to distributors. The Company does not expect additional revenue from sales of Oxyglobin for the balance of fiscal 2009 and until such later time as it resumes manufacturing.

Revenues from sales of Hemopure were $68,000 in the first quarter of fiscal 2009 compared to $58,000 in fiscal 2008 following increasing customer acceptance of the product during 2008. However, in November 2008, the Company’s sales personnel in South Africa were laid off. Sales are continuing, but the Company is not actively marketing to customers and does not expect sales to increase in the balance of fiscal 2009 over comparable quarters of 2008. In addition, the South Africa regulatory authority notified the Company in October 2008 that it had decided to revoke its marketing authorization for Hemopure. The Company is appealing that decision. The appeal may take until approximately October 2009 to complete, but in the meantime the Company is permitted to market product.

Cost of revenues includes costs of both Oxyglobin and Hemopure. Cost of revenues was $1.0 million for the first quarter of fiscal 2009, compared to $2.8 million for the same period in 2008. Hemopure cost of revenues were $1.9 million lower for the first fiscal quarter of 2009 than the first fiscal quarter of 2008 because of the suspension of manufacturing and reduction of manufacturing personnel described above in “Overview – Cost Cutting Measures.” This suspension in operations caused are classification of the underlying costs, yielding a reduction in cost of goods sold with an increase in research and development expense. Oxyglobin cost of revenues increased due to the sale of substantially all remaining inventory in the first quarter of 2009.

Research and development costs decreased 25% from $1,487,000 in the first fiscal quarter of 2008 to $1,120,000 in the first quarter of fiscal 2009. The decrease in research and development costs is expected to continue to decrease going forward due to the Company’s reduced operations.

Sales and marketing expenses decreased from $280,000 in fiscal 2008 to $96,000 in the first fiscal quarter of 2009 due to the reduced activity.

General and administrative expenses were $1.3 million for the first fiscal quarter of 2009 compared to $2.0 million for the same period in 2008 because of staff reductions and related reductions in expenses.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Item 4T.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

The Company’s management, under the supervision of and with the participation of the Chief Executive Officer, performed an evaluation of the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this report, January 31, 2009. Based on this evaluation, the Chief Executive Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by the Company in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

(b) Changes in Internal Control Over Financial Reporting

There have been no change in the Company’s internal control over financial reporting (as defined under Rules 13a-(f) or 15d-15(f) of the Exchange Act) during the quarter ended January 31, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. As previously reported in the Company’s annual report on Form 10-K/A, as filed with the SEC on March 3, 2009, management identified material weaknesses in the internal control over financial reporting in the last quarter of fiscal 2008.

BIOPURE CORPORATION

Part II—Other Information

January 31, 2009

Item 1.	Legal Proceedings

The information in Note 7 to the Condensed Consolidated Financial Statements is incorporated herein by reference.

Item 1A.	Risk Factors

Company Risks

Failure to raise sufficient additional funds will cause the Company to cease the development of its products and its ability to operate.

The Company’s cash on hand and anticipated revenue are only sufficient to last into April 2009. Unless the Company obtains financing imminently, it will be forced to cease operations, liquidate its assets, and possibly seek bankruptcy protection. Given this need for capital, the Company is seeking new funding and minimizing cash outflow. It has taken steps to reduce administrative, sales, marketing and clinical spending, including reducing headcount. Additionally, it is exploring strategic alternatives, including monetizing selected assets and a sale of all assets to protect the interests of its stockholders, creditors and other stakeholders, and in the first quarter of fiscal 2009 entered into a sale-leaseback of its Pennsylvania manufacturing facility. The development and regulatory processes for seeking and obtaining regulatory approval to market Hemopure has been and will continue to be costly. Substantial working capital will be needed to develop, manufacture and sell Hemopure and to finance operations until such time, if ever, as it can generate positive cash flow. If additional financing is not available when needed, the Company will be unable to successfully develop or commercialize Hemopure or to continue to operate. A sustained period in which financing is not available could force the Company to go out of business and liquidate its assets. If the U.S. Navy does not continue its development of Hemopure for a trauma indication, the Company will likely cease development of Hemopure for that indication because of limited resources.

The Company has a history of losses and expects future losses.

Annual losses have existed from operations since inception. In the fiscal years ended October 31, 2008 and 2007, the Company had losses from operations of $20.3 million and $36.3 million, respectively. It had an accumulated deficit of $584 million as of January 31, 2009. It anticipates that it will continue to generate losses for the next several years. Even if Hemopure were to be approved by the FDA or the Company obtains marketing authorization in another major market, it might not be able to achieve profitable operations. Cash on hand and expected cash inflows are expected to only last into April 2009. Without sufficient additional cash, the Company will be forced to cease operations and liquidate its assets.

The Company could fail to remain a going concern.

The Company has not had adequate cash to fund operations since late in fiscal 2008. Sufficient funds may not be available to it hereafter. Its independent registered public accounting firm has modified their report for fiscal year ended October 31, 2008 with respect to the Company’s ability to continue as a going concern.

This type of modification typically would indicate that the Company’s recurring losses from operations and current lack of sufficient funds to sustain operations through the end of the following fiscal year raise substantial doubt about its ability to continue as a going concern. Its unaudited condensed consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. If the Company became unable to continue as a going concern, it would have to liquidate its assets and might receive significantly less than the values at which they are carried on its consolidated financial statements. Any shortfall in the proceeds from the liquidation of its assets would directly reduce the amounts, if any, that holders of our common stock could receive in liquidation.

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

The Company will not be able to market Hemopure in the United States unless and until it receives FDA approval. The FDA to date has found inadequate the Company’s responses and the responses of the U.S. Naval Medical Research Center (NMRC) to questions it has raised. Given the persistence of clinical holds on all proposals submitted by the U.S. Navy and the Company, it appears that the Company will be unable to pursue development of Hemopure in the United States, a very large, key market, in the near term.

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

Replacing its sole source suppliers for key materials could result in unexpected delays and expenses.

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

The biotechnology and pharmaceutical industries are highly competitive. There are a number of companies, universities and research organizations actively engaged in research and development of products that may be similar to, or alternatives to, Hemopure for trauma or ischemia indications. The Company is aware that one public company competitor, Northfield Laboratories Inc., has completed a pivotal trial of a hemoglobin-based oxygen carrier produced from human blood that has passed its expiration date for human transfusion and has filed with the FDA an application for marketing authorization. The Company is also aware that other companies are conducting preclinical studies and clinical trials of hemoglobin-based or perfluorocarbon oxygen carriers. The products being developed by these companies are intended for use in humans and as such could compete, if approved by regulatory authorities, with Hemopure.

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

The Company may be unable to meet the listing requirements of the Nasdaq Capital Market in the future. To maintain its listing, the Company is required, among other things, to maintain a daily closing bid price per share of $1.00. The Company has been out of compliance since December 14, 2007. Nasdaq suspended enforcement of this rule because of turmoil in the market place. The Company estimates that it now has until September 12, 2009 to regain compliance by having the bid price of its Class A common stock close at $1.00 per share or more for at least 10 consecutive business days. If the Company does not regain compliance with the minimum bid price rule, Nasdaq will provide written notification that the Company’s Class A common stock will be delisted.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

On June 17, 2008, the Board of Directors of the Company approved, authorized and adopted the Amended and Restated Bylaws of the Company (the “Amended Bylaws”), which amended and restated the Company’s prior Amended Bylaws to, among other things, change the procedures by which stockholders may recommend nominees to the Company’s Board of Directors. The Amended Bylaws took effect upon adoption by the Board.

Descriptions of the amended provisions include:

Article 2, Section 4 (Advance Notice): This section was amended to require that any advance notice submitted by a stockholder include additional information about the proposing stockholder and certain affiliated stockholders, including their ownership interests in the Company’s capital stock and any derivative positions held or beneficially held or any hedging transactions entered into by them, as relates to the Company’s capital stock. A provision was also added to specifically require that information about a director nominee’s occupation, address and share ownership also be included in the advance notice.

Article 2, Section 9 (Notice): The section was amended to add that notice may be given to a stockholder by any electronic means to which that stockholder has consented. In addition, any notice of a meeting must include the means of remote communication, if any, by which stockholders or proxyholders may be deemed present and vote at the meeting.

Item 6.	Exhibits

The Exhibits listed in the Exhibit Index are filed with, or incorporated by reference in, this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOPURE CORPORATION

Date: March 25, 2009	By:	/s/ Zafiris G. Zafirelis
Zafiris G. Zafirelis
President and Chief Executive Officer

EXHIBIT INDEX

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.