Form 10-Q
period 2009-04-30
BIOPURE CORP
filed 2009-06-22
CIK 815508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2009

or

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

(617) 234-6500

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     ☐  Yes    ☒  No

The number of shares outstanding of each of the issuer’s classes of common stock as of June 8, 2009 was:

Class A Common Stock, $.01 par value: 39,709,015

Class B Common Stock, $1.00 par value: 117.7

BIOPURE CORPORATION

Biopure®, Hemopure®, and Oxyglobin® are registered trademarks of Biopure Corporation.

BIOPURE CORPORATION

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	April 30, 2009	October 31, 2008
Assets:
Current assets:
Cash and cash equivalents	$245	$1,095
Accounts receivable, net	359	426
Inventories	983	1,995
Prepaid expenses and other current assets	491	740

Total current assets	2,078	4,256
Property, plant and equipment, net	2,553	5,129
Other assets	445	592

Total assets	$5,076	$9,977

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$446	$591
Accrued expenses	1,071	1,786
Deferred revenue	1,212	35

Total current liabilities	2,729	2,412

Deferred revenue, net of current portion	—	1,177

Commitments and contingencies, Note 6
Stockholders’ equity:
Preferred stock, $0.01 par value, 30,000,000 shares authorized, no shares outstanding	—	—
Common stock:
Class A, $0.01 par value, 200,000,000 shares authorized, 39,709,015 shares issued and outstanding at April 30, 2009 and October 31, 2008	397	397
Class B, $1.00 par value, 179 shares authorized, 117.7 shares outstanding at April 30, 2009 and October 31, 2008	—	—
Capital in excess of par value	563,719	563,613
Contributed capital	24,574	24,574
Accumulated other comprehensive loss	(167)	(169)
Accumulated deficit	(586,176)	(582,027)

Total stockholders’ equity	2,347	6,388

Total liabilities and stockholders’ equity	$5,076	$9,977

See accompanying notes

BIOPURE CORPORATION

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	April 30, 2009	April 30, 2008	April 30, 2009	April 30, 2008
Revenues:
Product revenue	$13	$866	$878	$1,343
Research and development revenue	334	36	627	132

Total revenues	347	902	1,505	1,475
Cost of product revenues	9	1,813	1,009	4,601

Gross profit (loss)	338	(911)	496	(3,126)

Operating expenses:
Research and development	208	1,756	1,328	3,243
Sales and marketing	54	448	150	728
General and administrative	1,906	1,947	3,234	3,948

Total operating expenses	2,168	4,151	4,712	7,919

Loss from operations	(1,830)	(5,062)	(4,216)	(11,045)
Other income, net	38	201	67	377

Net loss	$(1,792)	$(4,861)	$(4,149)	$(10,668)

Per share data:
Basic and diluted net loss per common share	$(0.05)	$(0.14)	$(0.10)	$(0.31)

Weighted-average shares used in computing basic and diluted net loss per common share	39,709,015	34,971,087	39,709,015	34,439,865

See accompanying notes

BIOPURE CORPORATION

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	April 30, 2009	April 30, 2008
Operating activities:
Net loss	$(4,149)	$(10,668)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,334	869
Stock-based compensation	106	353
(Gain) loss on disposal of fixed assets	(12)	32
Accretion of restructuring charges	—	1
Amortization of deferred gain on sale-leaseback	(2)	—
Changes in assets and liabilities:
Accounts receivable	67	(146)
Inventories	1,012	(1,037)
Prepaid expenses and other current assets	409	85
Other assets	119	19
Accounts payable	(145)	(396)
Accrued expenses	(754)	(42)
Restructuring charges	—	(45)
Other current liabilities	—	57
Deferred revenue	—	(41)

Net cash used in operating activities	(2,015)	(10,959)

Investing activities:
Purchases of property, plant and equipment	—	(120)
Net proceeds from sales of assets	1,163	—

Net cash provided by (used in) investing activities	1,163	(120)

Financing activities:
Net proceeds from sale of common stock and warrants	—	14,872

Net cash provided by financing activities	—	14,872

Net (decrease) increase in cash and cash equivalents	(852)	3,793
Effect of exchange rate changes on cash and cash equivalents	2	(18)
Cash and cash equivalents at beginning of period	1,095	1,910

Cash and cash equivalents at end of period	$245	$5,685

Supplementary information:
Interest paid	$—	$—

Income taxes paid	$—	$—

See accompanying notes

BIOPURE CORPORATION

Notes to Condensed Consolidated Financial Statements

April 30, 2009

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six month period ended April 30, 2009 are not necessarily indicative of the results that may be expected for any other period or for the year ending October 31, 2009.

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

The Company has financed operations from inception primarily through sales of equity securities and development and license agreement payments. The Company has not been profitable since inception and had an accumulated deficit of $586 million at April 30, 2009. In June 2008, the Company signed an agreement with purchasers for a private placement of its class A common stock and warrants for up to $2.3 million assuming no exercise of the warrants. Under the terms of the agreement the Company sold to accredited investors in monthly tranches 4,737,928 shares of its common stock and warrants to acquire an additional 4,737,928 shares. The price for one share and one warrant was $0.3377, and the exercise price of each warrant is $0.45. The warrants have terms of five years, become exercisable six months after the applicable tranche closing date, and are callable by Biopure after the initial exercise date provided that the weighted average price of Biopure’s common stock for ten consecutive days is over $0.675. Under this agreement, the Company raised a total of $1.5 million.

The Company expects current assets and product sales to be sufficient to fund operations through July 31, 2009 under the current operating plan. The current operating plan anticipates a possible sale of all or substantially all of the Company’s assets by that date. The Company would require significant additional funding to remain a going concern and to fund operations until such time, if ever, as it might become profitable. The Company has been unable to procure such additional financing despite efforts since 2008, including engagement of an investment banker in 2008 and obtaining limited financing from existing investors in 2008. It is actively seeking to complete a more fundamental transaction, such as a sale of the company, although there is no assurance that it will succeed in completing a transaction. In March 2009, the Company sold its manufacturing facility and land in Pennsylvania and entered into a lease for that facility for consideration of $1.4 million, of which $1.2 million was in the form of cash and the balance as rent abatements.

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

Without sufficient capital to fund its operations the Company will be unable to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary when the Company is unable to continue as a going concern.

BIOPURE CORPORATION

Notes to Condensed Consolidated Financial Statements

April 30, 2009

(Unaudited)

Comprehensive Loss

The Company’s comprehensive loss includes accumulated foreign currency translation adjustments. The comprehensive loss was as follows (in thousands):

	Three Months Ended		Six Months Ended
	April 30, 2009	April 30, 2008	April 30, 2009	April 30, 2008
Net loss	$(1,792)	$(4,861)	$(4,149)	$(10,668)
Changes in foreign currency translation adjustment	13	9	2	(18)

Comprehensive loss	$(1,779)	$(4,852)	$(4,147)	$(10,686)

2.	Net Loss per Share

Basic net loss per common share is computed based on the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is computed based on the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of the Company’s common stock equivalents, including the maximum number of shares issuable upon the conversion of class B common stock outstanding and the exercise of class A common stock options and warrants. The dilutive effect of stock options and warrants is determined based on the treasury stock method using the average market price of the class A common stock for the period. However, basic and diluted net loss per common share are presented as the same for all periods presented, as the Company had losses for all periods presented, so the effect of class B common stock, options and warrants for class A common stock is anti-dilutive. Consequently, dilutive weighted-average shares outstanding do not include all common-equivalent shares outstanding during the three and six months ended April 30, 2009 and 2008, as their effect would have been anti-dilutive.

3.	Stock Based Compensation

As of April 30, 2009, the Company had two share-based compensation plans, the Biopure Corporation 2008 Incentive Plan (“the 2008 Plan”) and the 2002 Biopure Corporation Omnibus Securities and Incentive Plan (“the 2002 Plan”). The Plans, as amended, which are both shareholder approved, permit the grant of options to the Company’s employees, consultants and directors for up to 8,343,328 shares of common stock. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Typically, granted options vest in annual increments over four years and may be exercised within seven or ten years of the date of grant. Options to the non-employee members of the board of directors generally vest monthly over one year. Shares issued upon exercise of options are generally issued from new shares of the Company.

The Company accounts for stock based compensation according to the provisions of Statement of Financial Accounting Standards 123 (R), Share Based Payment (SFAS No. 123(R)). The fair value of each stock option is estimated on the date of grant using the Black-Scholes Option Pricing Model. The risk-free interest rate is based on a treasury instrument, the term of which is consistent with the expected life of the stock options. Expected volatility is based exclusively on historical volatility data of the Company’s stock. The Company was unable to use historical information to estimate the expected term due to a lack of historical exercise activity and therefore used the “simplified” method as permitted by the Securities and Exchange Commission Staff Accounting Bulletin No. 107 . The Company estimated the stock option forfeitures based on historical experience and adjusted this assumption to reflect expected forfeitures over the remaining vesting period. This estimate is evaluated quarterly and the forfeiture rate is adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest. The Company has elected to recognize compensation cost for awards with pro rata vesting using the straight-line method.

BIOPURE CORPORATION

Notes to Condensed Consolidated Financial Statements

April 30, 2009

(Unaudited)

During the first six months of fiscal 2009 no options were granted, there were 228,777 options granted in the first six months of fiscal 2008. As a consequence of staff reductions in November 2008, options to purchase 884,249 shares of common stock were forfeited or cancelled. Stock based compensation for the three and six months ending April 30, 2009 was $36,000 and $106,000 respectively, which is included in general and administrative expenses in the accompanying statement of operations.

As of April 30, 2009, there was approximately $37,000 of unrecognized compensation expense, net of forfeitures, related to non-vested market-based share awards to be recognized over a weighted-average period of .50 years.

No options were exercised during the first six months of fiscal 2009 or fiscal 2008. The total fair values of shares vested during the first six months of fiscal 2009 and 2008 were approximately $250,000 and $222,000, respectively.

A summary of option activity under the plans as of April 30, 2009 and changes during the year then ended is presented below (in thousands, except weighted average data):

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Life in Years	Aggregate Intrinsic Value
Outstanding at October 31, 2008	2,819,584	$6.23
Granted	—	—
Exercised	—	—
Forfeited/Cancelled/Expired	(1,770,336)	0.80

Outstanding at April 30, 2009	1,049,248	13.80	4.86	$—

Exercisable at April 30, 2009	955,763	15.03	4.79	$—

Vested and expected to vest at April 30, 2009	1,049,248	13.80	4.86	$—

4.	Inventories

Inventories are valued at the lower of cost (determined using the first-in, first-out method) or market. Inventories were as follows at the following dates:

In thousands	April 30, 2009	October 31, 2008
Raw materials	$396	$375
Work-in-process	13	12
Finished goods-Oxyglobin	2	720
Finished goods-Hemopure	575	888

	$983	$1,995

The inventory of Hemopure finished goods represents units the Company expects to sell in South Africa or use in preclinical or clinical studies where payment is received for the trial material. Each reporting period the Company reviews the inventory of Hemopure finished goods and, if necessary, writes off any units beyond those forecasted for these purposes, resulting in a charge to operations through cost of revenue or research and development. There were no write-offs of inventory during the six month period ending April 30, 2009 or 2008.

5.	Accrued Expenses

Accrued expenses were as follows at the following dates:

In thousands	April 30, 2009	October 31, 2008
Accrued payroll and related employee expenses	$25	$175
Financing fees	537	537
Accrued legal and audit fees	141	312
Accrued severance	—	11
Accrued vacation	35	189
Accrued utilities	30	49
Other	303	513

	$1,071	$1,786

BIOPURE CORPORATION

Notes to Condensed Consolidated Financial Statements

April 30, 2009

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

The seven members of the Company’s Board of Directors during the period March through December 2003 and certain officers during that period were named as defendants in two stockholder derivative actions filed on January 26, 2004 and January 29, 2004 in the U.S. District Court for the District of Massachusetts. A consolidated, amended complaint was filed in regard to Biopure Corporation Derivative Litigation. Biopure is named as a defendant, even though in a derivative action, any award is for the benefit of the Company, not individual stockholders. The consolidated, amended complaint alleges that the individual directors and officers breached fiduciary duties in connection with disclosures concerning regulatory and clinical events. The complaint does not specify an amount of alleged damages. The Company appointed two disinterested directors as a special litigation committee to determine whether or not the Company should pursue this action. The special litigation committee conducted its investigation and determined the Company should not pursue the action. The special litigation committee filed a motion to dismiss the action A proposed settlement of the case was filed with the court. The court has scheduled a hearing (the “Settlement Hearing”) on July 24, 2009 to: (a) determine whether the court should approve the settlement as fair, reasonable, adequate and in the best interests of shareholders; (b) determine whether an order and final judgment should be entered pursuant to the stipulated settlement; (c) consider the request by plaintiffs’ counsel for an award of attorneys’ fees and expenses; and (d) rule on such other matters as the court may deem appropriate. The proposed settlement will have no financial effect on the Company.

On March 17, 2009, the Company was served with a complaint captioned America’s Growth Capital, L.L.C. v. Biopure Corporation. The case was filed in the Superior Court, Commonwealth of Massachusetts (Civil action no. 09 – 0956). The complaint seeks damages in an unspecified amount, alleged to be owed by the Company under an agreement dated April 22, 2008, in which the Company engaged the plaintiff to act as its exclusive placement agent in connection with the private placement of approximately $10—15 million of Company convertible debentures or any other securities. The complaint asks for relief in the form of a declaratory judgment and compensation on the bases of breach of contract, breach of the covenant of good faith and fair dealing, unjust enrichment and violation of Massachusetts law (M.G.L. c. 93A). The Company believes that it has meritorious defenses, but it is too early in the litigation for it to have assessed the matter fully. It intends to defend itself against the litigation.

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

In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, Effective Date of FASB Statement No. 157, which defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities except those recognized or disclosed at fair value on an annual or more frequently recurring basis. The Company is required to apply the fair value measurement and disclose provisions of SFAS No. 157 to nonfinancial assets and liabilities effective November 1, 2009. The application of such is not expected to be material to the Company’s results of operations or financial position results of operations or financial position.

EITF No. 07-5, “Determining Whether an Instrument is Indexed to an Entity’s Own Stock” (“EITF 07-5”) is effective for the Company for annual and interim reporting periods beginning November 1, 2009. EITF 07-5 replaces the guidance in EITF Issue 01-6, “The Meaning of Indexed to a Company’s Own Stock”. Both Issues 01-6 and 07-5 require an entity to evaluate an instrument’s contingency provisions and the factors that affect its ultimate settlement amount (i.e., the payoff to the holder) when determining whether the instrument is indexed to the entity’s own stock. The Company is currently evaluating the impact this standard may have on the Company’s consolidated financial statements.

(1) The content of this document does not necessarily reflect the position or the policy of the U.S. Government or the Department of Defense, and no official endorsement should be inferred of the Navy. Biopure collaborative clinical development program for Hemopure in trauma is contingent upon funding.

9.	Sale of Property

In January 2009 the Company sold its plant in Pennsylvania and entered into a lease as lessee of the plant. The consideration included $1.2 million in cash and approximately $230,000 in rent abatements. The initial term of the lease is three years, and it can be renewed at the Company’s option for five additional terms of five years each. The Company recorded a deferred gain and deferred rent of approximately $41,000 and $160,000, respectively, as a result of this transaction; each deferral will be recognized over the initial lease term of three years.

BIOPURE CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

April 30, 2009

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Information

The following discussion of the Company’s financial condition and results of operations includes forward-looking statements. These forward-looking statements include, without limitation, statements about the viability of the Company, the prospects for further clinical development of its products, other expected activities, finding an appropriate transaction to continue the Company or liquidating the company. Forward-looking statements include those that imply that the Company will be able to manage its expenses effectively and raise the funds needed to continue its business, that the Company will be able to stabilize and enhance its financial position, that the Company will be able to commercially develop Hemopure, that in pursuing clinical development the Company will be able to address safety and efficacy questions of regulatory agencies, that the U.S. Naval Medical Research Center (NMRC) may conduct a clinical trial in trauma patients, and that anticipated milestones will be met in the expected timetable or at all, that any preclinical or clinical trials will be successful, that Hemopure, if it receives regulatory approval, will attain market acceptance and be manufactured and sold in amounts to attain profitability and that the Company will be able to successfully increase its manufacturing capacity for Hemopure if it receives regulatory approval. Forward-looking statements are usually accompanied by words such as “believe,” “anticipate,” “plan,” “seek,” “expect,” “intend” and similar expressions. The forward-looking information is based on various factors and was derived using numerous assumptions and judgments.

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

A substantial majority of our costs have comprised research and development and cost of revenues. The revenues from products we have marketed defrayed some of the manufacturing costs we have incurred to manufacture Hemopure. The Company suspended manufacturing operations and virtually all other activity beginning in the third quarter of fiscal 2008 to conserve cash and seek a way forward through financing or a corporate transaction. The Company has been unable to obtain financing sufficient to sustain it through meaningful further development of its product, Hemopure. In February 2009, the company engaged an investment banker to assist in considering strategic alternatives such as capital raising, strategic alliances, or a sale of the company or of some, all or substantially all of the company’s assets.

Research and development activities in 2009 and 2008 are described below. The Company does not currently have any trials enrolling patients.

Cost Cutting Measures

During fiscal 2008 and 2009, the Company took measures to reduce its ongoing cash burn. In November 2008, it effected reductions in force and shut down its manufacturing facility in Cambridge and its processing facility in Pennsylvania. By November 2008 all but four of its employees had been laid off. The Company has engaged several former employees on a part-time basis and has continued limited operations since then.

Liquidity and Capital Resources

At April 30, 2009, the Company had $245,000 in cash and cash equivalents. During the first fiscal quarter of 2009, the Company drastically reduced operations, a process that began in the second quarter of fiscal 2008. In January 2009, the Company sold substantially all of its existing inventory of Oxyglobin to the Company’s U.S. distributor, an affiliate of the Company’s European distributor, for sale in Europe and the United States. The proceeds of that sale were $796,000. In March 2009, the Company also sold its manufacturing facility in Pennsylvania and entered into a lease of the facility from the purchaser. The consideration was for $1.2 million in cash and approximately $230,000 in rent abatements. The Company has leased the facility, and, as additional consideration from the purchaser, the initial term of the lease is at a rent the Company believes to be below market. The initial term of the lease is three years; during this term the rental is approximately $6,000 per month. The Company has the option to renew for five additional terms of five years each at increasing rates.

The Company expects that its current cash and accounts receivable will fund operations through July 2009. It expects to cease operations and sell the Company or its assets. The Company is now engaged in discussions concerning its course of action. There can be no assurance that ongoing discussions will lead to a transaction. The Company’s primary commitments for future expenditures are its commitments under real property leases.

Net cash used in operating activities decreased $8,944,000 in the first six months of fiscal 2009 compared to the corresponding period in fiscal 2008 because of the work force reductions described above and other measures to control costs. Cash used in operating activities was $2,015,000 for the first six months of fiscal 2009.

Results of Operations

As the Company generates net losses, the key drivers of the losses have been cost of revenues, research and development and general and administrative expenses. Inflation and changing prices have not had a significant impact on the revenues or loss from operations in the periods presented below. The key drivers of losses in the three and six month period ending April 30, 2009 have changed because of the suspension of Company activity in fourth quarter of 2008 and the first quarter of fiscal 2009. For the three and six-month periods ended April 30, 2009 and 2008, these items were as follows (dollars in thousands):

	Three Months Ended				Six Months Ended
	April 30, 2009		April 30, 2008		April 30, 2009		April 30, 2008
	Amount	Percent of Total Costs	Amount	Percent of Total Costs	Amount	Percent of Total Costs	Amount	Percent of Total Costs
Oxyglobin Product Sales	$—		$777		$797		$1,196
Hemopure Product Sales	13		89		81		147
Research and Development Revenues	334		36		627		132

Total Revenues	347		902		1,505		1,475
Cost of Revenues
Oxyglobin	—	0%	645	11%	706	13%	1,214	10%
Hemopure	9	0%	1,168	20%	303	5%	3,387	27%

Total Cost of Revenues	9	0%	1,813	31%	1,009	18%	4,601	37%
Research and Development	208	10%	1,756	29%	1,328	23%	3,243	26%
Sales and Marketing Oxyglobin	5	0%	48	0%	17	0%	73	0%
Hemopure	49	2%	400	7%	133	2%	655	5%

Total Sales and Marketing	54	2%	448	7%	150	2%	728	5%
General and Administrative	1,906	88%	1,947	33%	3,234	57%	3,948	32%

Total Costs	$2,177	100%	$5,964	100%	$5,721	100%	$12,520	100%

Six months April 30, 2009 compared to six months ended April 30, 2008

Total revenues for the first six months of fiscal 2009 were $ 1.5 million and in 2008 were $1.5 million. The 2009 revenue is attributable to the Company selling substantially all of its inventory of Oxyglobin to distributors in the first quarter of 2009. The Company does not expect additional revenue from sales of Oxyglobin for the balance of fiscal 2009 and until such later time as it resumes manufacturing.

Revenues from sales of Hemopure were $81,000 for the first six months of fiscal 2009 compared to $147,000 for the same period in 2008. In November 2008, the Company’s sales personnel in South Africa were laid off. Sales are continuing, but the Company is not actively marketing to customers and does not expect sales to increase. In addition, the South Africa regulatory authority notified the Company in October 2008 that it had decided to revoke its marketing authorization for Hemopure. The Company is appealing that decision. During the pendency of the appeal, the Company is permitted to sell the product.

Cost of revenues includes costs of both Oxyglobin and Hemopure. Cost of revenues was $1.0 million for the first six months of fiscal 2009, compared to $4.6 million for the same period in 2008. Hemopure cost of revenues was $3.0 million lower for the first six months of fiscal 2009 than for the first six months of fiscal 2008 because of the suspension of manufacturing and reduction of manufacturing personnel described above. This suspension in operations caused a reclassification of the underlying costs, yielding a reduction in cost of goods sold with a correlating increase in research and development expense.

Research and development costs decreased from $3.2 million for the first six months of fiscal 2008 to $1.3 million for the first six months of fiscal 2009 because of a severe curtailment of operations in the first quarter of 2009. Sales and marketing expenses decreased from $728,000 for the first six months of fiscal 2008 to $150,000 for the first six months of fiscal 2009, also because of reduced activity. The sales personnel in South Africa were terminated in November 2008.

General and administrative expenses were $3.2 million for the first six months of fiscal 2009 compared to $3.9 million for the same period in 2008 because of staff reductions and related reductions in expenses.

The Company does not expect its recent results of operations to be indicative of continuing operations, as it has not raised capital and anticipates a fundamental change in the ownership of the Company’s assets or a liquidation in the near future.

Three months April 30, 2009 compared to Three months ended April 30, 2008

Total revenues for three months ended April 30, 2009 were $347,000, and total revenues for the same period in 2008 were $902,000.

Revenues from sales of Hemopure were $13,000 for the three months ended April 30, 2009 compared to $89,000 for the same period in 2008. In November 2008, the Company’s sales personnel in South Africa were laid off. Sales are continuing, but at low levels, as the Company is not actively marketing to customers. In addition, the South Africa regulatory authority notified the Company in October 2008 that it had decided to revoke its marketing authorization for Hemopure. The Company is appealing that decision. During the pendency of the appeal, the Company is permitted to continue to sell product. There was no revenue from sales of Oxyglobin in the second quarter of 2009 because substantially all of the Oxyglobin inventory was sold in the first quarter, and there was no manufacturing or sales of Oxyglobin in the second quarter.

Cost of revenues includes costs of both Oxyglobin and Hemopure. Cost of revenues was $9,000 for the three months ended April 30, 2009, compared to $1.0 million for the same period in 2008. There were no cost of revenues for Oxyglobin in the quarter ended April 30, 2009, because substantially all of the Company’s Oxyglobin inventory was sold to the Company’s U.S. distributor in the first quarter of 2009. Hemopure cost of revenues was $1.2 million lower for the three months ended April 30, 2009 than for the same period in 2008 because of the suspension of manufacturing and reduction of manufacturing personnel described above and lower sales in 2009.

Research and development costs decreased from $1.8 million for the three months ended April 30, 2008 to $208,000 for the three months ended April 30, 2009 because of lack of personnel and activity. Sales and marketing expenses decreased from $448,000 for the three months ended April 30, 2008 to $54,000 for the three months ended April 30, 2009 also due to reduced activity and the termination in November 2008 of the sales staff in South Africa.

General and administrative expenses were $41,000 lower in the three months ended April 30, 2009 than the comparable period and in 2008 because of layoffs and reduction of other expenses.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Item 4T.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

The Company’s management, under the supervision of and with the participation of the Chief Executive Officer, performed an evaluation of the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this report April 30, 2009. Based on this evaluation, the Chief Executive Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by the Company in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined under Rules 13a-(f) or 15d-15(f) of the Exchange Act) during the quarter ended April 30, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. As previously reported in the Company’s annual report on Form 10-K/A, as filed with the SEC on March 3, 2009, management identified material weaknesses in the internal control over financial reporting in the last quarter of fiscal 2008.

BIOPURE CORPORATION

Part II—Other Information

April 30, 2009

Item 1.	Legal Proceedings

The information in Note 7 to the Condensed Consolidated Financial Statements is incorporated herein by reference.

Item 1A.	Risk Factors

The Company anticipates ceasing operations in the near future.

As noted in this report, we have limited remaining cash. We are exploring the potential sale of some, substantially all, or all of our assets, and we are considering liquidating the company. A liquidation may occur after a sale or in lieu of a sale. A sale or a liquidation could result in no proceeds to holders of our common stock or result in proceeds that are substantially less than the market value of such common stock prior to the announcement of the sale or liquidation. There is substantial risk that our securities will have little or no value following a sale or liquidation.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The Exhibits listed in the Exhibit Index are filed with, or incorporated by reference in, this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOPURE CORPORATION

Date: June 22, 2009	By:	/s/ Zafiris G. Zafirelis
Zafiris G. Zafirelis
President and Chief Executive Officer

EXHIBIT INDEX

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.